Form 10QSB
period 1995-09-30
FIRST MCMINNVILLE CORP
filed 1995-11-14
CIK 743397

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

MARK ONE

   [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

   [  ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

                           FOR THE TRANSITION PERIOD

                    FROM                 TO
                         ---------------    ---------------

Commission File Number 2-90200
                       -------

                        FIRST MCMINNVILLE CORPORATION
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer As Specified in its Charter)



            Tennessee                                       62-1198119
 -------------------------------                    ----------------------------
 (State or Other Jurisdiction of                    (IRS Employer Identification
   Incorporation or Organization)                             Number)


                  200 East Main Street, McMinnville, TN  37110
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                               (615) 473-4402
                         ---------------------------
                         (Issuer's Telephone Number)

                               Not Applicable
             ---------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X            NO
                               -------             -------

State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:     552,043   .
                                                 --------------

Transitional Small Business Disclosure Format (check one):

                         YES                NO    X
                             --------          --------

Total number of sequentially-numbered pages   17
                                             -----
Exhibit index is at sequentially-numbered page   16
                                               ------

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - September 30, 1995 and December 31, 1994.

      Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1995 and 1994.

      Consolidated Statements of Cash Flows - For the nine months ended September 30, 1995 and 1994.

                         FIRST MCMINNVILLE CORPORATION

                          Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994

                                  (Unaudited)

                                                                             September 30,      December 31,
                                                                                 1995              1994
                                                                             -------------     -------------
                                                                                      (In Thousands)
       Assets
       ------
Loans                                                                         $  98,363            92,193
   Less:      Allowance for loan losses                                          (1,628)           (1,448)
                                                                              ---------         ---------
                     Net loans                                                   96,735            90,745

Securities:
   Held-to-maturity, at cost (market value
      $51,921,000 and $54,457,000, respectively)                                 50,940            56,472
   Available-for-sale, at market (amortized cost
      $26,487,000 and $24,715,000, respectively)                                 26,542            23,804
Interest-bearing deposits in other banks                                            100               100
Federal funds sold                                                                5,975                 -
                                                                              ---------         ---------
              Total earning assets                                              180,292           171,121

Cash and due from banks                                                           4,093             4,028
Bank premises and equipment, net of
   accumulated depreciation                                                       1,821             1,654
Accrued interest receivable                                                       2,015             1,922
Deferred tax asset                                                                  296               641
Other real estate                                                                   521               524
Other assets                                                                        721               596
                                                                              ---------         ---------

                                                                              $ 189,759           180,486
                                                                              =========         =========

      Liabilities and Stockholders' Equity
      ------------------------------------
Deposits                                                                      $ 153,897           148,631
Securities sold under repurchase agreements                                       4,421             2,292
Federal funds purchased                                                               -               600
Short-term notes payable                                                              1                 -
Other liabilities                                                                 2,411             2,511
                                                                              ---------         ---------
              Total liabilities                                                 160,730           154,034
                                                                              ---------         ---------

Stockholders' equity:
   Common stock, $2.50 par value; authorized
      5,000,000 shares and issued 579,537 shares                                  1,512             1,512
   Additional paid-in capital                                                     1,512             1,512
   Retained earnings                                                             27,352            25,305
   Net unrealized gains (losses) on available-
      for-sale securities, net of tax expense
      of $21,000 and tax benefits of $236,000,
      respectively                                                                   35              (565)
                                                                              ---------         ---------
                                                                                 30,411            27,764
   Less cost of treasury stock of 27,494 shares
      at September 30, 1995 and 26,117 shares at
      December 31, 1994                                                          (1,382)           (1,312)
                                                                              ---------         ---------
              Total stockholders' equity                                         29,029            26,452
                                                                              ---------         ---------

                                                                              $ 189,759           180,486
                                                                              =========         =========



See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Earnings

                 Three Months Ended September 30, 1995 and 1994
               and Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)



                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                ---------------------------    ---------------------
                                                                     1995           1994         1995          1994
                                                                     ----           ----         ----          ----
                                                                   (Dollars In Thousands, Except Per Share Amounts)
Interest income:
 Interest and fees on loans                                      $  2,209         1,867         6,418         5,384
 Interest on dividends on securities:
  Taxable securities                                                  931           935         2,784         2,750
  Tax exempt from Federal income taxes                                294           317           896         1,002
 Interest on federal funds sold                                        63            25           100            85
 Interest on interest-bearing deposits in other
  banks and other interest                                              1             1             3             6
                                                                 --------       -------       -------       -------
      Total interest income                                         3,498         3,145        10,201         9,227
                                                                 --------       -------       -------       -------

Interest expense:
 Interest on negotiable order of withdrawal
  accounts                                                            131           138           427           387
 Interest on money market demand and savings
  accounts                                                            286           304           888           884
 Interest on certificates of deposit                                1,214           768         3,343         2,165
 Interest on securities sold under repurchase
  agreements                                                            6            22            70            61
 Interest on federal funds purchased                                   17             2            17             2
                                                                 --------       -------       -------       -------
      Total interest expense                                        1,654         1,234         4,745         3,499
                                                                 --------       -------       -------       -------
      Net interest income                                           1,844         1,911         5,456         5,728
Provision for loan losses                                              40            60           160           180
                                                                 --------       -------       -------       -------
      Net interest income after provision
       for loan losses                                              1,804         1,851         5,296         5,548
                                                                 --------       -------       -------       -------
Other income:
 Service charges on deposit accounts                                  120            70           345           228
 Other fees and commissions                                            40            52           113           122
 Commissions and fees on fiduciary activities                           6             4            15            23
 Security gains related to available-for-sale
  securities                                                           42             7            79           232
 Other income                                                          15            14            47            48
                                                                 --------       -------       -------       -------
      Total other income                                              223           147           599           653
                                                                 --------       -------       -------       -------
Other expenses:
 Salaries and employee benefits                                       477           442         1,502         1,458
 Occupancy expenses, net                                               45            45           148           146
 Furniture and equipment expense                                       22            22            55            62
 Data processing expense                                               52            27           149            87
 Security losses related to available-for-sale
  securities                                                         -             -               24           243
 Other operating expenses                                             213           279           757           856
                                                                 --------       -------       -------       -------
      Total other expenses                                            809           815         2,635         2,852
                                                                 --------       -------       -------       -------
      Earnings before income taxes                                  1,218         1,183         3,260         3,349
Income taxes                                                          343           322           937           921
                                                                 --------       -------       -------       -------
      Net earnings                                               $    875           861         2,323         2,428
                                                                 ========       =======       =======       =======
Weighted average number of shares outstanding                     552,199       554,656       552,739       555,108
                                                                 ========       =======       =======       =======

Per share amounts:
 Net earnings                                                    $   1.58          1.55          4.20          4.38
                                                                 ========       =======       =======       =======
 Dividends                                                       $    -             -             .50           .48
                                                                 ========       =======       =======       =======



See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION



                     Consolidated Statements of Cash Flows

                 Nine Months Ended September 30, 1995 and 1994

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  1995                 1994
                                                                                  ----                 ----
                                                                                        (In Thousands)
 Cash flows from operating activities:
   Interest received                                                       $         9,914               9,148
   Fees and commissions received                                                       544                 421
   Interest paid                                                                    (4,118)             (3,219)
   Cash paid to suppliers and employees                                             (2,237)             (2,477)
   Income taxes paid                                                                  (953)               (972)
                                                                           ---------------      --------------

               Net cash provided by operating activities                             3,150               2,901
                                                                           ---------------      --------------

 Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity
     securities                                                                      8,631              23,001
   Proceeds from maturities of available-for-sale
     securities                                                                      4,677                 -
   Proceeds from sales of available-for-sale
     securities                                                                      9,145              23,613
   Purchase of available-for-sale securities                                       (15,512)             (9,730)
   Proceeds from maturities of interest bearing
     deposits in other banks                                                           -                   100
   Purchase of held-to-maturity securities                                          (3,099)            (37,969)
   Loans made to customers, net of repayments                                       (6,150)             (9,806)
   Purchase of premise and equipment                                                  (329)                (22)
   Proceeds from sales of other real estate                                              3                 249
                                                                           ---------------      --------------
               Net cash used in investing activities                                (2,634)            (10,564)
                                                                           ---------------      --------------

 Cash flows from financing activities:
   Net increase (decrease) in non-interest
     bearing, savings and NOW deposit accounts                                      (1,778)              3,266
   Net increase in time deposits                                                     7,044               2,695
   Increase (decrease) in securities sold under
     repurchase agreement                                                            2,129                 (41)
   Increase (decrease) in Federal funds purchased                                     (600)              1,600
   Dividends paid                                                                   (1,203)             (1,112)
   Payments to acquire treasury stock                                                  (69)                (66)
   Advances on line of credit                                                           14                -
   Repayment of advances on line of credit                                             (13)               -
                                                                           ---------------      --------------
               Net cash provided by financing
                 activities                                                          5,524               6,342
                                                                           ---------------      --------------

 Net increase (decrease) in cash and cash
   equivalents                                                                       6,040              (1,321)

 Cash and cash equivalents at beginning of
   period                                                                            4,028               5,966
                                                                           ---------------      --------------

 Cash and cash equivalents at end of period                                $        10,068               4,645
                                                                           ===============      ==============





See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                 Nine Months Ended September 30, 1995 and 1994

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)



                                                                                      1995                 1994
                                                                                      ----                 ----
                                                                                          (In Thousands)
 Reconciliation of net earnings to net cash
   provided by operating activities:
     Net earnings                                                           $         2,323              2,428
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Depreciation                                                                162                 116
           Provision for loan losses                                                   160                 180
           Security losses related to available-
              for-sale                                                                  24                 243
           Security gains related to available-
              for-sale                                                                 (79)               (232)
           FHLB dividend reinvestment                                                  (27)                (19)
           Decrease in refundable income taxes                                          39                 -
           Increase in interest receivable                                             (93)                (60)
           Decrease in taxes payable                                                   (55)                (51)
           Increase in interest payable                                                627                 280
           Increase in other assets                                                   (164)                (92)
           Increase in other liabilities                                               233                 108
                                                                            --------------         -----------
                      Total adjustments                                                827                 473
                                                                            --------------         -----------

                      Net cash provided by operating
                      activities                                            $        3,150               2,901
                                                                            ==============         ===========




 Supplemental schedule of noncash activities:

   On January 1, 1994, the Company classified $61,719,000 as securities available-for-sale upon adoption of the provisions of Statement of Financial Accounting
     Standards No. 115.

   During the nine months ended September 30, 1994, the Company transferred $20,004,000 in investment securities classified as available-for-sale to investment securities held-to-maturity. These transfers of the investment securities were recorded at their fair market value which approximated their book value at the date of the transfer.





See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



Basis of Presentation

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company) and its wholly-owned subsidiary, The First National Bank of McMinnville (Bank).

The accompanying consolidated financial statements have been prepared, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of operations for the nine months and three months ended September 30, 1995 and 1994 and changes in cash flows for the nine months ended September 30, 1995 and 1994. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          ------------------------------
                                                                         1995                   1994
                                                                         ----                   ----
                                                                               (In Thousands)
   Balance, January 1, 1995 and 1994,
      respectively                                                     $      1,448               1,222
   Add (deduct):
      Losses charged to allowance                                               (15)                (33)
      Recoveries credited to allowance                                           35                   9
      Provision for loan losses                                                 160                 180
                                                                       ------------          ----------
   Balance, September 30, 1995 and 1994,
      respectively                                                     $      1,628               1,378
                                                                       ============          ==========


                         FIRST MCMINNVILLE CORPORATION

             Notes to Consolidated Financial Statements, Continued

                                  (Unaudited)





Effect of Change in Accounting for Investment Securities

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

      _ Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

      _ Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

      _ Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

No securities have been classified as trading securities. The effect of the adoption of SFAS No. 115 as of January 1, 1994, was to increase the capital of the Company by $992,000 which represents the unrealized appreciation in securities available-for-sale of $1,599,000 less applicable taxes of $607,000.

Earnings Per Common Share

Earnings per share is computed based upon the weighted average number of common shares outstanding during the year. On September 13, 1994, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend payable October 1, 1994 to shareholders of record on September 13, 1994. The weighted average number of shares outstanding used in the computation of earnings per share and dividends per share has been retroactively adjusted to reflect the stock split.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operations

             The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 for a complete discussion of factors that impact liquidity, capital and the results of operations.

Liquidity and Interest Rate Sensitivity Management

             The concept of liquidity involves the ability of the Registrant and its subsidiary to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

             Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market certificates, generally require higher costs than fixed rate instruments such as passbook savings.

             Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank's required reserves, are also a major source of liquidity.

             The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.0 million mature or reprice within the next twelve months.

             A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1995 commercial loans of approximately $18.0 million and other loans (mortgage and consumer) of approximately $17.6 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

             As for liabilities, certificates of deposit of $100,000 or greater of approximately $22.4 million will become due during the next twelve months. The Bank's deposit base increased approximately $5.3 million during the nine months ended September 30, 1995. Securities sold under repurchase agreements increased approximately $2.1 million during the nine months ended September 30, 1995 and approximately $1.9 million during the three months ended September 30, 1995. The deposit base increased approximately $2.8 million during the three months ended September 30, 1995.

             Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

             The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At September 30, 1995, the Bank can declare during the remainder of 1995 cash dividends in an aggregate amount not to exceed approximately $5.4 million, exclusive of any 1995 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

Capital Resources

             A primary source of capital is internal growth through retained earnings. The ratio of stockholder's equity to total assets was 15.3% at September 30, 1995 and 14.7% at December 31, 1994. Total assets increased 5.1% during the nine months ended September 30, 1995. The annualized rate of return on stockholders' equity for the first nine months of 1995 was 11.2% compared to 12.1% for the comparable period in 1994. Because of the high percentage of equity capital, the return on equity is lower than the average for banks in the Bank's peer group. Dividends of $276,000 and $264,000 or $.50 and $.48 per share, respectively, were declared in the nine months ended September 30, 1995 and 1994, respectively. Cash dividends will be increased in the remainder of 1995 over 1994 only as profits permit. Dividends paid during 1994 were $2.15 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

             The Bank currently has plans to build a new branch and to remodel the main office at a total estimated cost of $700,000. At September 30, 1995, approximately $250,000 has been incurred related to these projects. At the present time there are no other material commitments for capital expenditures.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

             Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk- based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.5%, a Tier 2 capital to risk-based ratio of 28.7% and a Tier 1 leverage ratio of 15.5%, and was considered "well capitalized" under the regulations.

             The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and substantially exceeded the minimums required under these Federal Reserve Board guidelines.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

Results of Operations

             Net earnings were $2,323,000 for the nine months ended September 30, 1995 as compared to $2,428,000 for the same period in 1994. Net earnings were $875,000 for the quarter ended September 30, 1995 as compared to $861,000 during the same quarter in 1994.

             As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. This is particularly true with the volatility of interest rates encountered in recent years.

             The Company's interest income, excluding tax equivalent adjustments, increased by $974,000 or 10.6% during the nine months ended September 30, 1995 as compared to the comparable period in 1994. Interest income for the quarter ended September 30, 1995 increased $353,000 or 11.2% when compared to the quarter ended September 30, 1994 and $111,000 or 3.3% as compared to the second quarter of 1995. Such increases were primarily attributable to an increase in weighted average interest rates, together with an increase in higher yielding earning assets during the nine months ended September 30, 1995 as evidenced by an increase in loans of approximately $6.2 million and a decrease in securities of approximately $2.8 million. The ratio of average earning assets to total average assets was 94.9% for the nine months ended September 30, 1995 as compared to 95.4% for the year ended December 31, 1994.

             Interest expense increased by $1,246,000 for the nine months ended September 30, 1995 or 35.6% as compared to the same period in 1994. Interest expense for the quarter ended September 30, 1995 increased $420,000 or 34.0% as compared to the quarter ended September 30, 1994. Interest expense for the quarter ended September 30, 1995 increased $56,000 or 3.5% over the quarter ended June 30, 1995. Such increases in interest expense can be attributable to an increase in weighted average interest rates combined with an increase in interest bearing liabilities.

             The foregoing resulted in net interest income of $5,456,000 for the nine months ended September 30, 1995, a decrease of $272,000 or 4.7% compared to the prior year period. Net interest income for the quarter ended September 30, 1995 decreased $67,000 or 3.5% as compared to the third quarter of 1994 and increased $55,000 or 3.1% over the quarter ended June 30, 1995.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

Results of Operations, Continued

             The provision for loan losses was $160,000 and $180,000 for the first nine months of 1995 and 1994, respectively. The provision was $40,000 and $60,000 for the quarters ended September 30, 1995 and 1994, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

             The following schedule details selected information as to non-performing loans of the Company at September 30, 1995:

                                                                                    September 30, 1995
                                                                               ----------------------------
                                                                                Past Due
                                                                                 90 Days        Non-Accrual
                                                                                --------        -----------
                                                                                      (In Thousands)
      Real estate loans                                                        $         25           -
      Installment loans                                                                 255
      Commercial, financial and agricultural loans                                       10                407
                                                                               ------------     --------------
                                                                               $        290                407
                                                                               ============     ==============

      Renegotiated loans                                                       $     -                -
                                                                               ============     ==============

             At September 30, 1995, loans which include the above, totaling $8,669,000 were included in the Company's internal classified loan list. Of these loans $6,589,000 are real estate and $2,080,000 are personal. The collateral values securing these loans total approximately $15,932,000, ($14,221,000 related to real property and $1,711,00 related to personal loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The classifications include three performing working capital loans in the amounts of $1,987,930, $658,380 and $407,235, respectively. These borrowers have experienced losses in recent years which resulted in the classifications.
These lines are secured by collateral (consisting of real estate and personal property). The collateral valuations received by management indicate an estimated value of $5,352,371, $811,774 and $551,095, respectively. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

Results of Operations, Continued

             There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1995 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

             Non-interest income excluding securities transactions increased $99,000 or 23.5% during the nine months ended September 30, 1995 as compared to the same period in 1994. The increase for the quarter ended September 30, 1995 was $41,000 or 29.3% as compared to the comparable quarter in 1994. The increases were due primarily to an increase in customer service charges on deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

             Securities gains during the nine months ended September, 1995 amounted to $79,000 as compared to gains of $232,000 for the comparable period in 1994. The gains during 1995 and 1994 related to transactions in the available- for-sale category. These gains were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

             Non-interest expense, excluding securities transactions, increased $2,000 or .1% during the first nine months of 1995 as compared to the same period in 1994. The decrease for the quarter ended September 30, 1995 was $6,000 or .7% as compared to the quarter ended September 30, 1994. The slight increase during the nine months ended September 30, 1995 resulted primarily from increases in salary and employee benefits and an increase in data processing expenses which resulted from the installation of new equipment to provide customers with check imaging services. These increases were offset by a decrease in the FDIC assessment rate effective for the second half of 1995. The increase in data processing cost related to the check imaging services is expected to generate net savings in postage and other handling costs. The slight decrease in other expenses in the quarter ended September 30, 1995 as compared to the third quarter of 1994 resulted primarily from the impact of the reduced FDIC assessment rate which became effective during the third quarter of 1995. The decrease in the FDIC assessment during the quarter more than offset the increase in salaries and employee benefits. Except as noted above, fixed asset costs are expected to remain stable in the remainder of 1995.

                         FIRST MCMINNVILLE CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

Results of Operations, Continued

             Securities losses during the nine months ended September 30, 1995 and 1994 amounted to $24,000 and $243,000, respectively, related to transactions in the available-for-sale category. The losses were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

             Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

Impact of Inflation

             The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.

                          PART II.  OTHER INFORMATION





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit 27 -- Financial Data Schedule (for SEC purposes only).

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES





             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FIRST MCMINNVILLE CORPORATION
                                               ---------------------------------
                                                           (Registrant)






DATE:  11-10-95                                /s/  Charles C. Jacobs
       ----------------------------            --------------------------------
                                               Charles C. Jacobs
                                               President and Chief Executive
                                                 Officer



DATE:  11-10-95                                /s/  Kenny D. Neal
       ----------------------------            --------------------------------
                                               Kenny D. Neal
                                               Chief Financial and Accounting
                                                 Officer