Form 10KSB40
period 1995-12-31
FIRST MCMINNVILLE CORP
filed 1996-03-28
CIK 743397

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number:  2-90200

                        FIRST MCMINNVILLE CORPORATION
               (Name of Small Business Issuer in its charter)

             Tennessee                                          62-1198119
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

       200 East Main Street
      McMinnville, Tennessee                                       37110
(Address of principal executive offices)                        (Zip Code)

     Issuer's telephone number                                (615) 473-4402

         Securities registered pursuant to Section 12(b) of the Act:


Title of each class:                  Name of each exchange on which registered:

         None                                             None
     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     None
                               (Title of Class)


    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   X
                                             -----

    The issuer's revenues for the year ended December 31, 1995 were $14.578 million.

               (FACING SHEET CONTINUED ON NEXT SEQUENTIAL PAGE)


================================================================================

                            (FACING SHEET CONTINUED)

    The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common voting stock held by nonaffiliates as of February 14, 1996 is approximately $25,072,098.75. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 484,485 shares held by non-affiliates at February 14, 1996.

    The number of shares outstanding for each of the Registrant's classes of common stock, as of February 14, 1996: 551,171.

    DOCUMENTS INCORPORATED BY REFERENCE:  None, except as set forth in the
Exhibit Index.

    Transitional Small Business Disclosure Format (check one).  Yes     No   X
                                                                    ---     ---
                             (END OF FACING SHEET)

                         FIRST MCMINNVILLE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

    ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
    ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . .   30

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

    ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .   30
    ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . .   32
    ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45
    ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45

    ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . .   45
    ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48
    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . . . . . . . .   51
    ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   51


    Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   53

    Supplemental Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   54

    Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

    Index To Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      Business Development.

         First McMinnville Corporation (the "Company" or "Registrant") is a financial services corporation incorporated under the laws of the State of Tennessee in 1984 for the purpose of becoming a bank holding company by acquiring all issued and outstanding common stock of The First National Bank of McMinnville ("The First National Bank" or the "Bank"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").

         During the past five years the Company and the Bank have focused on developing the financial services of the Bank in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County). At December 31, 1995, the Company had total assets of $190.66 million and the Bank had total deposits of $154.55 million. The Company reported net earnings of approximately $3.11 million in 1995. Additional information concerning the general development of the Company's business during the past three years is set forth in Item 6, "Management's Discussion and Analysis or Plan of Operation," and in Item 7, "Financial Statements," in this Annual Report on Form 10-KSB ("Report") and in "Business of the Company" below.

         The principal executive offices of the Company and The First National Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (615) 473-4402.

(b)      Business of the Company.

         The Company's principal business is the ownership of the Bank. All material operations of the Company are currently conducted through The First National Bank, its wholly owned subsidiary. The Company and the Bank concentrate on developing the financial service business of the Bank in Warren County, Tennessee and in other trade areas (generally, in those counties contiguous to Warren County). The First National Bank is a national banking association originally established in 1874. The Bank conducts a full-service commercial banking business centered principally in Warren County, Tennessee.

         The Company's principal source of income in 1995 was the earnings of the Bank. The First National Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted of bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Tennessee, primarily in the Warren County trade area, through the Bank's operations.

         The First National Bank operates five full-service banking offices located in Warren County, Tennessee. Its principal office is located in McMinnville, Tennessee and it has additional branches in McMinnville and Viola, Tennessee. The Bank provides banking and financial services throughout the Tennessee markets of Warren County and other contiguous counties, as well as, to a lesser extent, other areas.

         For retail customers, The First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, accounts receivable and floor plan loans, and real estate and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank is a correspondent bank of First Tennessee Bank National Association, Chattanooga, Tennessee, and AmSouth Bank, N.A., Birmingham, Alabama. The Bank operates a trust department with approximately $8.4 million under management. The Company and The First National Bank intend for the foreseeable future to concentrate their efforts in their existing markets.

         The Company and the Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to banking and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below.

Supervision and Regulation

         The operations of any bank holding company and banking subsidiary are affected by various requirements and restrictions imposed by the laws of the United States and the State of Tennessee, including requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, and regulation of consumer lending practices. Congress and state legislatures periodically propose new legislation affecting the operations of bank holding companies and banks, so no assurance can be given that the statutes and regulations described below will remain in effect or that the Company and its subsidiary will remain in compliance with applicable laws and regulations. The Company and the Bank are subject also to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and it is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Act

         As a registered bank holding company, the financial condition and operations of the Company as well as those of its subsidiary are subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and prohibits a bank holding company from engaging in any business other than banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls.

         In addition, pursuant to the Bank Holding Company Act, a bank holding company may engage in nonbanking activities, or may acquire shares in a company engaged in nonbanking activities provided that the Federal Reserve Board has determined by regulation or order that the activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Except in certain circumstances, the Bank Holding Company Act has historically prohibited a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically authorize such acquisitions by out-of-state bank holding companies. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which is discussed below, removed most restrictions to the expansion of interstate banking. The Interstate Banking Act is likely to have far-reaching effects on the historical rules applicable to interstate banking and interstate branching.

Federal Reserve Act

         The Federal Reserve Act imposes strict limitations on investments by subsidiary banks in the stock or other securities of their parent bank holding company or any of its other subsidiaries and on the taking of such stock or securities as collateral for loans to any borrowers. In addition, the Federal Reserve Act imposes strict limitations on extensions of credit and other transactions by and between subsidiary banks and their parent bank holding company or any of its other subsidiaries or corporate affiliates. As a subsidiary of the Company, The First National Bank will be subject to limitations under Sections 23A and 23B of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with the Company. Further, any loans and extensions of credit from The First National Bank to the Company also would be subject to various loan-to-value collateral requirements. The Bank Holding Company Act and regulations of the Federal Reserve Board prohibit a bank holding company and its subsidiaries from engaging in certain (but not all) tie-in arrangements in connection with any extension of credit, lease, or sale of property or the furnishing of services.

         The First National Bank is limited in the amount of dividends that it may declare under Federal law. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, and surplus is below certain statutory limits. Please refer to Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends.

Financial Institutions Reform, Recovery and Enforcement Act of 1989

         In 1989 Congress enacted the Financial Institutions Reform, Recovery & Enforcement Act of 1989 ("FIRREA"). FIRREA contains major regulatory reforms and it is expected to continue to have broad impact on the financial services industry. Among other important areas, FIRREA provides for generally more stringent capital requirements for financial institutions and their holding companies, such as the Company, increased regulatory powers and enforcement authority, a restructuring of the deposit insurance fund administered by the Federal Deposit Insurance Corporation (the "FDIC"), and acquisitions by and between banks and thrift institutions.

         With certain qualifications, FIRREA allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.

         FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as The First National Bank). Fines can range up to $1 million per day for each violation of certain regulations. These regulations are related (primarily) to lending and other transactions with executive officers, directors, and principal shareholders, including the interests of these persons. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

Federal Deposit Insurance Corporation Improvement Act of 1991

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective in December 1991. FDICIA revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act (the "FDIA"), and makes changes to the regulatory structures found in several other banking statutes. Various sections of FDICIA were designed to recapitalize the Bank Insurance Fund and provide for increased funding of the Bank Insurance Fund by insured banks. The FDIC's capacity to borrow from the United States Treasury was increased. FDICIA requires the FDIC to develop and implement a system of risk-based premiums for federal deposit insurance under which the semi-annual rates at which a depository institution is assessed will be based on a probability that the depository institution fund will incur a loss with respect to the institution. Various sections of FDICIA impose substantial audit and reporting requirements on certain insured depository institutions. All insured banks will generally be subject to an annual on-site examination by their primary federal regulatory agency. (In the Bank's case, this agency is the Office of the Comptroller of the Currency ("OCC").) The reporting obligations of independent public accountants will be increased, and there are additional reporting requirements imposed on depository institutions. The federal regulatory agency must devise rules requiring banks and thrift institutions to disclose the fair market value of their assets. The agencies must also devise rules for banks and thrift institutions to report off-balance sheet items on financial statements, such as letters of credit. To supplement the present rating systems, banks are to be rated according to a new scheme of capital adequacy. Better-capitalized institutions will generally be subject to less onerous regulation and supervision than more poorly-capitalized institutions. Under FDICIA, each federal banking agency must prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and other standards as the agency deems appropriate.

         The monetary and fiscal policies of regulatory authorities, including the Federal Reserve Board, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the Federal Reserve Board influences the cost and availability of funds obtained for lending and investing.

Prompt Corrective Action

         In November of 1992, the guidelines and requirements concerning capital were amended by joint action of the federal banking regulators, including the OCC, the Federal Reserve Board, the Office of Thrift Supervision, and the FDIC. Capital thresholds have been adopted for five capital categories. Under these new rules, an institution will be deemed to be:

         (a) well-capitalized if the institution has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of
6.0 percent or greater, and a leverage ratio of 5.0 percent or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

         (b) adequately capitalized if the institution has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of
4.0 percent or greater, and a leverage ratio of 4.0 percent or greater (or a leverage ratio of 3.0 percent or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of a well-capitalized institution;

         (c) undercapitalized if the institution has a total risk-based capital ratio that is less than 8.0 percent, a Tier 1 risk-based capital ratio that is less than 4.0 percent, or a leverage ratio that is less than 4.0 percent (or a leverage ratio that is less than 3.0 percent if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines);

         (d) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than 3.0 percent, or a leverage ratio that is less than 3.0 percent; and

         (e) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

         Federal law prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. The FDIA provides a limited exception to this prohibition for stock redemptions that do not result in any decrease in an institution's capital and which would improve the institution's financial condition, provided that the redemption has been approved by the institution's appropriate federal banking agency after consultation with the FDIC. Special rules apply to each level of the three lowest classifications. Institutions that are classified as undercapitalized are subject to additional mandatory supervisory actions.

         The FDIA also provides that the appropriate federal banking agency for an undercapitalized institution may take any of a number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution to raise additional capital, restricting transactions with affiliates, restricting interest rates paid by the institution on deposits, requiring replacement of senior executive officers and directors, restricting activities of the institution and its affiliates requiring divestiture of the institution or the sale of the instruction to a willing purchaser, and any other supervisory action that the agency believes would better carry out the purpose of the statute. These discretionary actions are also applicable to significantly undercapitalized institutions (as well as to critically undercapitalized institutions).

         Please refer to the section below entitled "Restrictions on Dividends Paid by Subsidiary Bank" and to Item 5(c) "Dividends" and to the Consolidated Financial Statements. Recent Legislation - Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"); Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act").

         Community Development Act.

         Community Development and Home Ownership Protection. Title I of the "Riegle Community Development and Regulatory Improvement Act of 1994" contains two Subtitles. Subtitle A, the "Community Development and Financial Institutions Act," establishes the "Community Development Financial Institutions Fund" which is supposed to promote economic revitalization and community development through investment in "Community Development Financial Institutions." Subtitle B, entitled "The Home Ownership and Equity Protection Act of 1994," has the stated purpose of increasing the protections afforded to individuals most at risk from abusive lending practices. This section applies particularly to high-interest mortgages secured by the borrowers' homes.

         Small Business Capital Formation. Small business access to capital is to be encouraged by Title II of the Community Development Act, which seeks to remove impediments in existing law to the securitization of small business loans and leases. The Small Business Loan Securitization and Secondary Market Enhancement Act of 1994 creates a secondary market framework for small business related securities, with the goal of stimulating the flow of funds to small businesses, thus creating new jobs and stimulating economic growth. The Small Business Capital Enhancement Act provides for the use of $50 million in Federal funds to encourage and expand certain defined Capital Access Programs administered by states and other localities.

         Paperwork Reduction and Regulatory Improvement. Title III of the Community Development Act provides a number of initiatives to lessen the regulatory burden placed upon depository institutions. Title III also affects a number of the consumer compliance laws by allowing ostensibly streamlined disclosures for radio advertising of consumer leases, providing consumers with information necessary to challenge an "adverse characterization" due to a credit reporting agency report and by seeking to clarify the disclosure requirements under the Real Estate Settlement Procedures Act regarding the transfer of serviced mortgaged loans.

         Money Laundering; Flood Insurance. Title IV addresses reform of Currency Transaction Reports to increase their usefulness to the federal government and to various law enforcement agencies in combating money laundering. Title V, the "National Flood Insurance Reform Act of 1994" contains reforms to improve the financial condition of the National Flood Insurance Program (NFIP). This legislation is designed to improve compliance with the mandatory purchase requirements of the NFIP by lenders and secondary market purchasers, which is anticipated to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas.

Interstate Banking Act.

         Mergers and Acquisitions. Title I of the Interstate Banking Act permits adequately capitalized and managed bank holding companies to acquire banks in any State starting one year after enactment. The Act also allows interstate merger transactions beginning June 1, 1997. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-State banks, or "opting-out" of interstate mergers entirely. Through interstate merger transactions, banks will be able acquire branches of out-of-State banks by converting their offices into branches of the resulting bank. The Interstate Banking Act provides that it will be the exclusive means for bank holding companies to obtain interstate branches. The Act provides that required conditions and commitments made relating to interstate mergers that predate the Act's effective date will remain in force. After the Interstate Banking Act becomes effective, State taxation, community reinvestment, antitrust, deposit concentration caps and minimum age provisions will be honored unless preempted.

         Branching and Community Guidelines. Banks may establish and operate a "de novo branch" in any State that "opts-in" to de novo branching. Foreign banks are allowed to operate branches, either de novo or by merger. These branches can operate to the same extent that the establishment and operation of such branches would be permitted if the foreign bank were a national bank or State bank. Interstate banks proposing to close any branch in low-or moderate income areas are now required to provide notice to customers of the proposed closing.

         Title I requires each Federal banking agency to prescribe uniform regulations including guidelines ensuring that interstate branches operated by out-of-State banks are reasonably helping to meet the credit needs of communities where they operate. These agencies are required to conduct evaluations of overall Community Reinvestment Act performance of institutions with interstate branches. New procedural requirements are also required of the Federal banking agencies pertaining to agency preemption opinion letters and interpretive rules in connection with community reinvestment, consumer protection, fair lending and establishment of intrastate branches.

         Revival of Statute of Limitations. The Act permits the FDIC or Resolution Trust Corporation, in certain circumstances, acting as conservator or receiver of a failed depository institution to "revive" tort claims that had expired under a State statute of limitations within five years of the appointment of a receiver or conservator.

         Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act.

Tennessee Bank and Bank Holding Company Regulation

         Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, a Tennessee bank holding company is prohibited under Tennessee law from acquiring a bank outside the four major metropolitan areas (Shelby, Davidson, Knox, and Hamilton Counties in which Memphis, Nashville, Knoxville, and Chattanooga are located, respectively), unless the bank has been incorporated more than five years. A bank holding company is prohibited from acquiring any Tennessee bank if it directly or indirectly controls as much as 16-1/2% of total deposits in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Tennessee Department of Financial Institutions (the "TDFI"), the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the OCC, subject to certain state law requirements and provisions of the Interstate Banking Act.

         A bank chartered under the National Bank Act, such as The First National Bank, is subject to the applicable provisions of that Act and, to a lesser degree, to certain of the limitations created by Tennessee law (such as, solely by way of example and not limitation, in respect of usury and branching). All national banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the Federal Deposit Insurance Act ("FDIA"). As a national bank The First National Bank is required to be a member of the Federal Reserve System. The First National Bank is subject to the provisions of FDIA and to supervision and regular examination by the OCC. Such examinations, however, are for the protection of the bank insurance fund and, indirectly depositors, and are not for the protection of investors and shareholders. Certain provisions of Tennessee law may be preempted by the Interstate Banking Act and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

Business Combination Act

         The Tennessee Business Combination Act (the "Business Combination Act") limits the ability of Tennessee corporations to engage in business combinations with "interested shareholders". The Business Combination Act may significantly impede, delay or prevent a purchaser's ability to acquire a significant equity interest in the Company. In general, the Business Combination Act prevents an "interested shareholder" (generally, a shareholder beneficially owning 10% or more of a corporation's outstanding voting stock) or an affiliate or associate thereof from engaging in a "business combination" (defined as a variety of transactions including a merger as described generally below) with a Tennessee corporation for a period of five years following the date on which the shareholder became an interested shareholder. The Company's common stock

("Common Stock") may become registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934. Hence, in the future, the Company may become subject to the provisions of the Business Combination Act. Constitutional questions may serve to limit the effect of the Business Combinations Act and, accordingly, the effect of the Business Combination Act on the Company and the Company's Common Stock (if any) is uncertain.

Usury Provisions

         The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum rate of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 14, 1996, the maximum effective rate contract interest rate was approximately 12.5%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

         The relative importance of the usury laws to the financial operations of the Company and its subsidiary varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Company is unable to state whether existing usury laws have had or will have a material adverse effect on its businesses or earnings.

Restrictions on Dividends Paid by the Bank as a Company Subsidiary

         The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from The First National Bank. Both federal and state laws impose restrictions on the ability of banks to pay dividends. State law restricts the ability of corporations to pay dividends, as is more fully discussed in Item 5 of this Report and federal law limits dividends by the Bank. The Company and the Bank are subject to regulatory capital requirements administered by the OCC and the Federal Reserve Board. Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that could, in that event, have a direct material effect on the institutions financial statements. (Please refer to "Prompt Corrective Action" above.) The relevant regulations require The First National Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and the Bank. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1995, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

Competition

         The banking business in the areas served by the Company and The First National Bank is highly competitive. At least one of the Company's competitors is a subsidiary of a regional Tennessee bank holding company system and may have greater financial and other resources than the Company. Competition exists with other area state and national banks for deposits, loans, and, with larger banks located in some of the principal cities within Tennessee, for commercial loans. The First National Bank also competes for funds with savings and loan associations, credit unions, certain government agencies and in the open money market. Competition also exists for loans from other financial institutions, such as savings and loan associations, insurance companies, small loan companies, credit unions, and certain governmental agencies. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company and The First National Bank.

         The principal geographic area of the Company's and The First National Bank's operations encompasses McMinnville, other areas of Warren County, and surrounding areas of Tennessee. In this area, there are six commercial banks, operating more than ten offices and branches and holding an aggregate (reportedly)of more than $400 million in deposits as of approximately December 31, 1995. The Company competes with some of the largest bank holding companies in Tennessee, which have or control business, banks or branches in the area, including regional financial institutions such as First American National Bank.

         To compete with major financial institutions in its service area, the Company and The First National Bank rely, in part, on specialized services, local promotional activity, and personal contacts with customers by its officers, directors, and employees. For customers whose loan demands exceed The First National Bank's lending limit, The First National Bank seeks to arrange for loans on a participation basis with correspondent banks. The First National Bank also assists customers requiring services not offered by The First National Bank in obtaining those services from its correspondent banks.

Employees

         At February 14, 1996, the Registrant and its banking subsidiary employed 66 persons (62 of which are full-time employees). None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by The First National Bank, as are certain benefit plans (described elsewhere herein) adopted by The First National Bank. The Company believes its relations with its employees are satisfactory.

Environmental Matters

         The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and The First National Bank's activities. However, such laws may from time to time affect the Company and the Bank in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.

Research

    The Company makes no material expenditures for research and development.

Dependence Upon a Single Customer

         The Bank's principal customers are generally located in the Middle Tennessee area with a concentration in Warren County, Tennessee. Neither the

Company nor The First National Bank is dependent upon a single customer or a very few customers. However, approximately eleven percent (11%) of the Bank's total loans were to customers in the nursery industry.

Line of Business

         The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1995.


         SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

         The following section presents selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 6, "Management's Discussion and Analysis or Plan of Operation."

                         FIRST MCMINNVILLE CORPORATION

                      Selected Financial Data (Unaudited)


     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for each of the five years ended December 31, 1995.

                                                              In Thousands, Except Per Share Information
                                                -------------------------------------------------------------------------
                                                                          Year ended December 31
                                                -------------------------------------------------------------------------
                                                   1995            1994            1993            1992            1991
                                                ---------       ---------       ---------       ---------       ---------
Interest income                                 $  13,892       $  12,528       $  12,113       $  12,450       $  13,091
Interest expense                                    6,418           4,844           4,534           5,185           7,007
                                                ---------       ---------       ---------       ---------       ---------
      Net interest income                           7,474           7,684           7,579           7,265           6,084
Provision for possible loan losses                    160             240             240             485             135
                                                ---------       ---------       ---------       ---------       ---------
Net interest income after provision for
  possible loan losses                              7,314           7,444           7,339           6,780           5,949
Non-interest income                                   686             574             655             718             652
Non-interest expense                               (3,595)         (3,738)         (3,604)         (3,304)         (3,058)
                                                ---------       ---------       ---------       ---------       ---------
      Earnings before income taxes and
        cumulative effect of change in
        accounting principle                        4,405           4,280           4,390           4,194           3,543
Income taxes                                        1,299           1,203           1,225           1,139             865
Cumulative effect of change in
  accounting for income taxes                         -               -                22             -               -
                                                ---------       ---------       ---------       ---------       ---------
      Net earnings                              $   3,106           3,077           3,187           3,055           2,678
                                                =========       =========       =========       =========       =========

Cash dividends declared                         $   1,240           1,191           1,085             978             840
                                                =========       =========       =========       =========       =========

Total assets - end of year                      $ 190,663         180,486         170,913         164,144         151,558
                                                =========       =========       =========       =========       =========

Stockholders' equity - end of year              $  28,889          26,452          25,240          23,278          21,238
                                                =========       =========       =========       =========       =========

Per share information:
  Earnings per share*                           $    5.62            5.55            5.72            5.46            4.70
                                                =========       =========       =========       =========       =========

  Dividends per share*                          $    2.25            2.15            1.95            1.75            1.50
                                                =========       =========       =========       =========       =========

  Book value per share*                         $   52.41           45.64           45.42           41.66           37.94
                                                =========       =========       =========       =========       =========

  Ratios:
    Return on average
      stockholders' equity                          11.03%          11.57%          12.87%          13.47%          12.71%
                                                =========       =========       =========       =========       =========
    Return on average assets                         1.67%           1.73%           1.89%           1.93%           1.75%
                                                =========       =========       =========       =========       =========
    Stockholders' equity to assets                  15.15%          14.66%          14.77%          14.18%          14.01%
                                                =========       =========       =========       =========       =========

*Per share data has been retroactively restated to reflect a 2 for 1 stock split on October 1, 1994.

I.     Distribution of Assets, Liabilities and Stockholders' Equity:

       Interest Rate and Interest Differential

       The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

       The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax-equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

       In this schedule "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the "change due to rate" category.

       Non-accrual loans, if any, have been included in their respective loan categories. Loan fees of $34,000, $35,000 and $45,000 for 1995, 1994 and 1993, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans. In 1994 loans fees of $11,000 are included in real estate loan income and represent an adjustment of the yield on these loans.

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1995


                                                        In Thousands, Except Interest Rates
                                         --------------------------------------------------------------
                                                       1995                            1994                     1995/1994 Change
                                         -----------------------------     ----------------------------    ------------------------
                                           Average   Interest  Income/     Average   Interest   Income/    Due to   Due to
                                           Balance     Rate    Expense     Balance     Rate     Expense    Volume    Rate    Total
                                         -----------------------------     ----------------------------    ------------------------
Loans                                    $  96,773     9.10%     8,802      86,684     8.56%      7,417      864      521     1,385

Securities - taxable                        55,221     6.72      3,712      61,604     5.97       3,679     (381)     414        33
                                         -----------------------------     ----------------------------                       -----

Securities - tax exempt                     22,553     5.40      1,217      18,520     7.10       1,314      286     (383)      (97)
Taxable equivalent adjustment                 -        2.78        627        -        3.66         677      148     (198)      (50)
                                         -----------------------------     ----------------------------                       -----
    Total tax-exempt investment
     securities                             22,553     8.18      1,844      18,520    10.76       1,991      434     (581)     (147)
                                         -----------------------------     ----------------------------                       -----

    Total securities                        77,774     7.14      5,556      80,124     7.08       5,670     (166)      52      (114)
                                         -----------------------------     ----------------------------

Federal funds sold                           2,653     5.88        156       2,818     3.94         111       (7)      52        45

Interest-bearing deposits in
  financial institutions                       100     5.00          5         127     5.51           7       (1)      (1)       (2)
                                         -----------------------------     ----------------------------                       -----

    Total earning assets                   177,300     8.19     14,519     169,753     7.78      13,205      587      727     1,314
                                         -----------------------------     ----------------------------                       -----

Cash and due from banks                      4,202                           4,738

Allowance for possible loan losses          (1,563)                         (1,321)

Bank premises and equipment                  1,677                           1,463

Other assets                                 3,827                           3,247
                                         ---------                         -------

    Total assets                         $ 185,443                         177,880
                                         =========                         =======

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1995


                                                        In Thousands, Except Interest Rates
                                         --------------------------------------------------------------
                                                       1995                            1994                     1994/1993 Change
                                         -----------------------------     ----------------------------    ------------------------
                                           Average   Interest  Income/     Average   Interest   Income/    Due to   Due to
                                           Balance     Rate    Expense     Balance     Rate     Expense    Volume    Rate    Total
                                         -----------------------------     ----------------------------    ------------------------
Deposits:
  Negotiable order of
    withdrawal accounts                 $  18,894      2.94%      556       19,120    2.80%        536      (6)         26       20
  Money market demand accounts             11,816      3.22       380       14,468    3.06         443     (81)         18      (63)
  Other savings accounts                   21,805      3.65       795       22,964    3.28         754     (38)         79       41
  Certificates of deposit,
     $100,000 and over                     26,074      5.68     1,482       26,538    4.21       1,117     (20)        385      365
  Certificates of deposit
    under $100,000                         46,751      5.63     2,634       39,416    4.00       1,576     293         765    1,058
Individual retirement accounts              8,275      5.53       458        7,578    4.37         331      30          97      127
                                        -----------------------------      ---------------------------                        -----
    Total interest-bearing
      deposits                            133,615      4.72     6,305      130,084    3.66       4,757     129       1,419    1,548
Demand                                     17,899       -         -         16,417     -           -                            -
                                        -----------------------------      ---------------------------                        -----
    Total deposits                        151,514      4.16     6,305      146,501    3.25       4,757     163       1,385    1,548
                                        -----------------------------      ---------------------------                        -----

Federal funds purchased,
  securities sold under
  repurchase agreements and
  short-term debt                           3,579      3.16       113        3,097    2.81          87      13          13       26
                                        -----------------------------      ---------------------------                        -----
    Total deposits and
      borrowed funds                      155,093      4.14     6,418      149,598    3.24       4,844     178       1,396    1,574
                                        -----------------------------      ---------------------------                        -----

Other liabilities                           2,193                            1,698

Stockholder's equity                       28,157                           26,584
                                        ---------                          -------

    Total liabilities and
      stockholders' equity              $ 185,443                          177,880
                                        =========                          =======

Net interest income                                             8,101                            8,361                          260
                                                                =====                            =====                        =====

Net yield on earning assets                            4.57%                          4.93%
                                                       ====                           ====

Net interest spread                                    4.05%                          4.54%
                                                       ====                           ====

                         FIRST MCMINNVILLE CORPORATION

                                  FORM 10-KSB

                               December 31, 1995


                                                        In Thousands, Except Interest Rates
                                         --------------------------------------------------------------
                                                       1994                            1993                     1994/1993 Change
                                         -----------------------------     ----------------------------    ------------------------
                                           Average   Interest  Income/     Average   Interest   Income/    Due to   Due to
                                           Balance     Rate    Expense     Balance     Rate     Expense    Volume    Rate    Total
                                         -----------------------------     ----------------------------    ------------------------
Loans, net of unearned interest         $  86,684      8.56      7,417      77,356    8.62        6,671     804       (58)     746

Investment securities - taxable            61,604      5.97      3,679      55,364    7.06        3,906     441      (668)    (227)
                                        ------------------------------     ----------------------------                       ----

Investment securities - tax exempt         18,520      7.10      1,314      21,868    6.26        1,369    (210)      155      (55)
Taxable equivalent adjustment                 -        3.66        677         -      3.22          705    (108)       80      (28)
                                        ------------------------------     ----------------------------                       ----
    Total tax-exempt investment
      securities                           18,520     10.76      1,991      21,868    9.48        2,074    (318)      235      (83)
                                        ------------------------------     ----------------------------                       ----

    Total investment securities            80,124      7.08      5,670      77,232    7.74        5,980     224      (534)    (310)
                                        ------------------------------     ----------------------------

Federal funds sold                          2,818      3.94        111       5,012    2.87          144     (63)       30      (33)

Interest-bearing deposits in banks            127      5.51          7         317    7.26           23     (14)       (2)     (16)
                                        ------------------------------     ----------------------------                       ----

    Total earning assets                  169,753      7.78     13,205     159,917    8.02       12,818     789       402      387
                                        ------------------------------     ----------------------------                       ----

Cash and due from banks                     4,738                            4,822

Allowance for possible loan losses         (1,321)                          (1,103)

Bank premises and equipment                 1,463                            1,483

Other assets                                3,247                            3,511
                                        ---------                          -------

    Total assets                        $ 177,880                          168,630
                                        =========                          =======

                         FIRST MCMINNVILLE CORPORATION

                                  FORM 10-KSB

                               December 31, 1995


                                                        In Thousands, Except Interest Rates
                                         --------------------------------------------------------------
                                                       1994                            1993                     1994/1993 Change
                                         -----------------------------     ----------------------------    ------------------------
                                           Average   Interest  Income/     Average   Interest   Income/    Due to   Due to
                                           Balance     Rate    Expense     Balance     Rate     Expense    Volume    Rate    Total
                                         -----------------------------     ----------------------------    ------------------------
Deposits:
  Negotiable order of
    withdrawal accounts                 $  19,120      2.80%      536       18,920    2.89%        547       6       (17)     (11)
  Money market demand accounts             14,468      3.06       443       13,137    3.12         410      41        (8)      33
  Other savings accounts                   22,964      3.28       754       21,741    3.35         728      28         2       26
Certificates of deposit,
    $100,000 and over                      26,538      4.21     1,117       26,127    4.09       1,069      17        31       48
  Certificates of deposit
    under $100,000                         39,416      4.00     1,576       36,731    3.69       1,354      99       123      222
Individual retirement accounts              7,578      4.37       331        7,278    4.33         315      13         3       16
                                        -----------------------------      ---------------------------                        ---
    Total interest-bearing
      deposits                            130,084      3.66     4,757      123,934    3.57       4,423     219       115      334
Demand                                     16,417       -         -         14,410     -           -                          -
                                        -----------------------------      ---------------------------                        ---
    Total deposits                        146,501      3.25     4,757      138,344    3.20       4,423     261        73      334
                                        -----------------------------      ---------------------------                        ---

Federal funds purchased,
  securities sold under
  repurchase agreements and
  short-term debt                           3,097      2.81        87        3,890    2.85         111     (23)       (1)     (24)
                                        -----------------------------      ---------------------------                        ---
    Total deposits and
      borrowed funds                      149,598      3.24     4,844      142,234    3.19       4,534     235        75      310
                                        -----------------------------      ---------------------------                        ---

Other liabilities                           1,698                            1,639

Stockholder's equity                       26,584                           24,757
                                        =========                          =======

    Total liabilities and
      stockholders' equity              $ 177,880                          168,630
                                        =========                          =======

Net interest income                                             8,361                            8,284                         77
                                                                =====                            =====                        ===

Net yield on earning assets                            4.93%                          5.18%
                                                       ====                           ====

Net interest spread                                    4.54%                          4.83%
                                                       ====                           ====

II.      Investment Portfolio

            A.       Securities at December 31, 1995 is as follows:

                                                                               (In Thousands)
                                                  ----------------------------------------------------------------------
                                                                         Securities Held-To-Maturity
                                                  ----------------------------------------------------------------------
                                                                           Gross              Gross            Estimated
                                                     Amortized          Unrealized          Unrealized           Market
                                                       Cost                Gains              Losses             Value
                                                  --------------        ----------          ----------         ---------
                    U.S. Treasury and
                       other U.S.
                       Government
                       agencies and
                       corporations               $       24,138               516                   43            24,611
                    Obligations of
                       state and
                       political
                       subdivisions                       20,792               591                   32            21,351
                    Corporate and
                       other securities                    1,669                56                    2             1,723
                    Mortgage-backed
                       securities                          2,238         -                           84             2,154
                                                  --------------   ---------------    -----------------    --------------

                                                  $       48,837             1,163                  161            49,839
                                                  ==============   ===============    =================    ==============


                                                                               (In Thousands)
                                                  ----------------------------------------------------------------------
                                                                         Securities Held-To-Maturity
                                                  ----------------------------------------------------------------------
                                                                           Gross              Gross            Estimated
                                                     Amortized          Unrealized          Unrealized           Market
                                                       Cost                Gains              Losses             Value
                                                  --------------        ----------          ----------         ---------
                    U.S. Treasury and
                       other U.S.
                       Government
                       agencies and
                       corporations               $       25,411               292                   97            25,606
                    Obligations of
                       state and
                       political
                       subdivisions                        3,597               114                   42             3,669
                    Corporate and
                       other securities                      675         -                   -                        675
                    Mortgage-backed
                       securities                          2,390                 5                   76             2,319
                                                  --------------   ---------------    -----------------    --------------

                                                  $       32,073               411                  215            32,269
                                                  ==============   ===============    =================    ==============

         A.      Continued:

           Securities at December 31, 1994 consist of the following:

                                                                               (In Thousands)
                                                  ----------------------------------------------------------------------
                                                                         Securities Held-To-Maturity
                                                  ----------------------------------------------------------------------
                                                                           Gross              Gross            Estimated
                                                     Amortized          Unrealized          Unrealized           Market
                                                       Cost                Gains              Losses             Value
                                                  --------------        ----------          ----------         ---------
                    U.S. Treasury and
                       other U.S.
                       Government
                       agencies and
                       corporations               $       32,522         -                       1,428             31,094
                    Obligations of
                       states and
                       political
                       subdivision                        20,012               195                 463             19,744
                    Corporate and
                       other securities                    1,701                24                  62              1,663
                    Mortgage-backed
                       securities                          2,237         -                         281              1,956
                                                  --------------   ---------------    ----------------   ----------------

                                                  $       56,472               219               2,234             54,457
                                                  ==============   ===============    ================   ================


                                                                               (In Thousands)
                                                  ----------------------------------------------------------------------
                                                                         Securities Available-For-Sale
                                                  ----------------------------------------------------------------------
                                                                           Gross              Gross            Estimated
                                                     Amortized          Unrealized          Unrealized           Market
                                                       Cost                Gains              Losses             Value
                                                  --------------        ----------          ----------         ---------
                    U.S. Treasury and
                       other U.S.
                       Government
                       agencies and
                       corporations               $       18,270                36                 873             17,433
                    Obligations of
                       states and
                       political
                       subdivision                         2,329                87                   3              2,413
                    Corporate and
                       other securities                      572         -                           2                570
                    Mortgage-backed
                       securities                          3,544                11                 167              3,388
                                                  --------------   ---------------    ----------------   ----------------

                                                  $       24,715               134               1,045             23,804
                                                  ==============   ===============    ================   ================

         B. The following schedule details the maturities and weighted average yields of securities of the Company at December 31, 1995.

                                                                                          Estimated        Weighted
                                                                         Amortized          Market          Average
                    Held-To-Maturity Securities                             Cost            Value           Yields
                    ---------------------------                        --------------   --------------   ------------
                                                                                        (In Thousands)
                    Obligations of U.S. Treasury and
                       other U.S. Government agencies
                       and corporations, including
                       mortgage-backed securities:
                         Less than one year                            $    -                -                 -
                         One to five years                                     14,502           14,696            6.3
                         Five to ten years                                     11,874           12,069            6.7
                         More than ten years                                -                -                 -
                                                                       --------------   --------------   ------------
                             Total securities of
                                U.S. Treasury and other
                                U.S. Government agencies
                                and corporations                               26,376           26,765            6.5
                                                                       --------------   --------------   ------------

                    Obligations of states and
                       political subdivisions*:
                         Less than one year                                     1,433            1,472            9.2
                         One to five years                                      7,683            7,891            8.5
                         Five to ten years                                      9,002            9,264            8.3
                         More than ten years                                    2,674            2,724            8.2
                                                                       --------------   --------------   ------------
                             Total obligations of states
                                and political subdivisions                     20,792           21,351            8.4
                                                                       --------------   --------------   ------------

                    Other:
                       Corporate and other securities                           1,669            1,723            6.9
                                                                       --------------   --------------   ------------

                             Total securities                          $       48,837           49,839            7.4
                                                                       ==============   ==============   ============


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

         B. Continued:

                                                                                          Estimated        Weighted
                                                                         Amortized          Market          Average
                    Available-For-Sale Securities                           Cost            Value           Yields
                    -----------------------------                      --------------   --------------   ------------
                                                                                        (In Thousands)
                    Obligations of U.S. Treasury and
                       other U.S. Government agencies
                       and corporations, including
                       mortgage-backed securities:
                         Less than one year                            $        1,000              989            4.7
                         One to five years                                      7,999            7,930            5.6
                         Five to ten years                                     14,997           15,236            7.2
                         More than ten years                                    3,805            3,770            6.8
                                                                       --------------   --------------   ------------
                             Total securities of
                                U.S. Treasury and other
                                U.S. Government agencies
                                and corporations                               27,801           27,925            6.6
                                                                       --------------   --------------   ------------

                    Obligations of states and
                       political subdivisions*:
                         Less than one year                                  -               -                 -
                         One to five years                                        681              717            9.6
                         Five to ten years                                      1,124            1,188            8.8
                         More than ten years                                    1,792            1,764            7.6
                                                                       --------------   --------------   ------------
                             Total obligations of states
                                and political subdivisions                      3,597            3,669            8.4
                                                                       --------------   --------------   ------------

                    Other:
                       Federal Home Loan Bank stock                               584              584         -
                       Federal Reserve Bank stock                                  91               91         -
                                                                       --------------   --------------   ------------

                             Total securities                          $       32,073           32,269            7.1
                                                                       ==============   ==============   ============


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

III.     Loan Portfolio:

         A. Loan Types

            The following schedule details the loans of the Company at December 31, 1995 and 1994.

                                                                                              In Thousands
                                                                                    -------------------------------
                                                                                         1995                1994
                                                                                         ----                ----

               Commercial, financial and
                 agricultural                                                       $       19,993           22,616

               Real estate - construction                                                    2,217            3,245

               Real estate - mortgage                                                       73,444           61,802

               Consumer                                                                      5,205            4,531
                                                                                    --------------    -------------
                    Total loans                                                            100,859           92,194

               Less unearned interest                                                      -                     (1)
                                                                                    --------------    -------------

                    Total loans, net of
                       unearned interest                                                   100,859           92,193

               Less allowance for possible
                 loan losses                                                                (1,562)          (1,448)
                                                                                    --------------    -------------

                    Net loans                                                       $       99,297           90,745
                                                                                    ==============    =============

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates

            The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1995.

                                                                            In Thousands
                                                 ------------------------------------------------------------------
                                                                       1 Year to
                                                    Less Than      Less Than After 5
                                                     1 Year*            5 Years           Years          Total
                                                 --------------    -----------------   -----------    ------------
            Maturity Distribution:

               Commercial, financial
                 and agricultural                $      12,884                 6,721           388           19,993

               Real estate -
                 construction                            2,217              -                -                2,217
                                                 -------------     -----------------   -----------    -------------

                                                 $      15,101                 6,721            388          22,210
                                                 =============     =================   ============   =============

            Interest-Rate Sensitivity:

               Fixed interest rates              $      11,636                 2,741            388          14,765

               Floating or adjustable
                 interest rates                          3,465                 3,980        -                 7,445
                                                 -------------     -----------------   ------------   -------------

                    Total commercial,
                       financial and
                       agricultural
                       loans and
                       real estate
                       construction
                       loans                     $      15,101            6,721                388           22,210
                                                 =============     ============     ==============    =============


* Includes demand loans, bankers acceptances, commercial paper and overdrafts.

         C. Risk Elements

            The following schedule details selected information as to non-performing loans of the Company at December 31, 1995 and 1994.

                                                                                             In Thousands
                                                                                    -----------------------------
                                                                                         1995            1994
                                                                                         ----            ----

            Non-accrual loans:
               Commercial, financial and agricultural                                 $      55            -
               Real estate - construction                                                  -               -
               Real estate - mortgage                                                      -               -
               Consumer                                                                    -               -
               Lease financing receivable
                                                                                           -               -
                                                                                           -               -
                                                                                      ---------       -----------
                                                 Total non-accrual                    $      55            -
                                                                                      =========       ===========

          Loans 90 days past due:
               Commercial, financial and agricultural                                 $    -                    2
               Real estate - construction                                                  -               -
               Real estate - mortgage                                                        77                32
               Consumer                                                                       8                 6
               Lease financing receivable                                                  -               -
                                                                                      ---------       -----------
         Total loans 90 days past due                                                 $      85                40
                                                                                      =========       ===========

          Renegotiated loans:
               Commercial, financial and agricultural                                 $    -               -
               Real estate - construction                                                  -               -
               Real estate - mortgage                                                      -               -
               Consumer                                                                    -               -
               Lease financing receivable                                                  -               -
                                                                                      ---------       -----------

                                                 Total renegotiated loans             $    -               -
                                                                                      =========       ===========

          Loans current - considered uncollectible                                    $    -               -
                                                                                      =========       ===========

                                                 Total non-performing loans           $     140                40
                                                                                      =========       ===========

                                                 Total loans, net of unearned
                                                   interest                           $ 100,859            92,193
                                                                                      =========        ==========

                                                 Percent of total loans
                                                   outstanding, net of
                                                   unearned interest                        .14%              .04%
                                                                                      =========        ==========

          Other real estate                                                           $     305               524
                                                                                      =========        ==========

               Accrual of interest is discontinued, and previously accrued interest is reversed on a loan when management believes that collection of interest is doubtful. The decision to place a loan on a non- accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also calculated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $55,000 at December 31, 1995 and $270,000 at December 31, 1993. There were no loans on non-accrual in 1994. Gross interest income on loans that would have been recorded for the year ended December 31, 1995, if the loans had been current totaled approximately $8,821,000.

               At December 31, 1995, loans, which include the above, totaling $8,165,000 were included in the Company's internal classified loan list. Of these loans $1,218,000 are real estate, $6,876,000 are commercial and $71,000 are consumer. The collateral values securing these loans total approximately $12,723,000, ($1,893,000 related to real property, $10,810,000 related to commercial and $20,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The classification includes two related loans totaling approximately $766,000 to a manufacturing company and a stockholder of the manufacturing company for $551,000 and $215,000, respectively. Both of these loans have been classified as substandard primarily as a result of the borrowers operating losses and related cash flow deficiencies in recent years. Also included is a loan totaling approximately $642,000 to a company that operates a local radio station. This loan has been classified as doubtful due to the borrowers operating losses and cash flow deficiencies. The classification also includes four loans relating to the nursery industry totaling approximately $2,670,000. Two of these loans totaling approximately $253,000 have been classified as doubtful. The remaining two loans totaling approximately $2,417,000 have been classified as substandard. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

               At December 31, 1995 there were loans to customers in the nursery industry totaling approximately $10,723,000 which represents an industry concentration of approximately 11% of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

               At December 31, 1995 other real estate totaled $305,000 and consisted primarily of three residential and two commercial properties. The balance at December 31, 1995 decreased from $524,000 at December 31, 1994 due to the sale of one property during 1995. Management is attempting to sell the properties included in other real estate at December 31, 1995 and no loss is anticipated thereon.

         D. Other Interest-Bearing Assets

            There were no material amounts of other interest-bearing assets (interest-bearing deposits with other financial institutions, municipal bonds, etc.) at December 31, 1995 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

IV.      Summary of Loan Loss Experience

         The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1995 and 1994 and the years then ended.

                                                                                            In Thousands
                                                                                          Except Percentages
                                                                                    ------------------------------
                                                                                         1995             1994
                                                                                         ----             ----
          Allowance for loan losses at
               beginning of period                                                  $        1,448            1,222
                                                                                    --------------    -------------
          Less:  net loan charge-offs:
               Charge-offs:
                 Commercial, financial
                   and agricultural                                                            (67)         -
                 Real estate - construction
                                                                                           -                -
                 Real estate - mortgage                                                         (5)         -
                 Consumer                                                                      (14)             (37)
                 Lease financing                                                           -                -
                                                                                    --------------    -------------

                                                                                               (86)             (37)
                                                                                    --------------    -------------
          Recoveries:
               Commercial, financial and agricultural
                                                                                                28          -
               Real estate - construction                                                  -                -
               Real estate - mortgage                                                      -                      3
               Consumer                                                                         12               20
               Lease financing                                                             -                -
                                                                                    --------------    -------------
                                                                                                 40              23
                                                                                    ---------------   -------------

                      Net loan charge-offs                                                     (46)             (14)
                                                                                    --------------    -------------
         Provision for loan losses charged
          to expense                                                                           160              240
                                                                                    --------------    -------------
         Allowance for loan losses at
          end of period                                                             $        1,562            1,448
                                                                                    ==============    =============
         Total loans, net of unearned
          interest, at end of year                                                  $      100,859           92,193
                                                                                    ==============    =============
         Average total loans outstanding,
          net of unearned interest,
          during year                                                               $       96,773           86,684
                                                                                    ==============    =============
         Net charge-offs as a percentage
          of average total loans outstanding,
          net of unearned interest, during
          year                                                                                 .05%             .02%
                                                                                    ==============    =============
         Ending allowance for loan losses
          as a percentage of total loans
          outstanding net of unearned interest,
          at end of year                                                                      1.55%            1.57%
                                                                                    ==============    =============

         The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans or loan commitments that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

         Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

         The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                         December 31, 1995                  December 31, 1994
                                                 --------------------------------   --------------------------------
                                                                      Percent                            Percent
                                                                      of Loans                           of Loans
                                                                      In Each                            In Each
                                                                      Category                           Category
                                                     In               To Total             In            To Total
                                                 Thousands              Loans          Thousands           Loans
                                                 ---------         --------------   --------------    --------------
            Total
              Commercial, financial
                and agricultural                 $       1,299               20 %            1,152               25%
              Real estate
                construction                                 5                2 %          -                      3%
              Real estate mortgage                         246               73 %              286               67%
              Consumer                                      12                5 %               10                5%
                                                 -------------     ------------     --------------    -------------
                                                 $       1,562              100 %            1,448              100%
                                                 =============     ============     ==============    =============

     V.   Deposits

          The average amounts and average interest rates for deposits for 1995 and 1994 are detailed in the following schedule:

                                                              1995                               1994
                                                 -----------------------------       -----------------------------
                                                    Average                            Average
                                                    Balance                            Balance
                                                 -------------                      --------------
                                                       In            Average              In            Average
                                                    Thousands           Rate           Thousands           Rate
                                                 --------------    ------------     --------------     -----------
            Non-interest bearing
              deposits                           $      17,899                - %           16,417              - %

            Negotiable order of
              withdrawal accounts                       18,894             2.94 %           19,120            2.80%
            Money market demand
              accounts                                  11,816             3.22 %           14,468            3.06%
            Other savings accounts                      21,805             3.65 %           22,964            3.28%
            Certificates of deposit
              $100,000 and over                         26,074             5.68 %           26,538            4.21%
            Certificates of deposit
              under $100,000                            46,751             5.63 %           39,416            4.00%
            Individual retirement
              accounts                                   8,275             5.53 %            7,578            4.37%
                                                 -------------     ------------     --------------    ------------

                                                 $     151,514             4.16 %          146,501            3.25%
                                                 =============     ============     ==============    ============

          The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1995.

                                                                                 In Thousands
                                                           ---------------------------------------------------------
                                                                                        Individual
                                                              Certificates              Retirement
                                                               of Deposit                Accounts             Total
                                                           -----------------            ----------           -------
            Less than three months                         $           8,288                   248             8,536

            Three to six months                                        6,241                   542             6,783

            Six to twelve months                                       9,886                   126            10,012

            More than twelve months                                    1,859                   472             2,331
                                                           -----------------            ----------            ------

                                                           $          26,274                 1,388            27,662
                                                           =================            ==========            ======

         In addition, approximately $481,000 of other time deposits of $100,000 and over are included in "other savings deposits," which are passbook accounts with a 90 day maturity.

VI.    Return on Equity and Assets

       The following schedule details selected key ratios of the Company at December 31, 1995, 1994 and 1993.

                                                                                    1995              1994          1993
                                                                                    ----              ----          ----
         Return on assets
          (Net income divided by average
            total assets)                                                           1.67%             1.73%         1.89%

         Return on equity
          (Net income divided by average
            equity)                                                                11.03%            11.57%        12.87%

         Dividend payout ratio
          (Dividends declared per share
            divided by net income
            per share)                                                             40.04%            38.74%        34.10%

         Equity to assets ratio
          (Average equity divided by
            average total assets)                                                  15.18%            14.94%        14.68%

         Leverage capital ratio (equity divided
          by fourth quarter average total
          assets, excluding the net unrealized gain
          or loss on available-for-sale securities)                                15.08%            14.93%        14.53%

       Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

       The following schedule details the Company's risk-based capital at December 31, 1995, excluding the net unrealized gain on available-for-sale securities which is shown as an addition to stockholders equity in the consolidated financial statements:

                                                                                       In Thousands
                                                                                     -----------------
         Tier I capital:
          Stockholders' equity                                                       $          28,767

         Tier II capital:
          Allowable allowance for loan losses,
             limited to 1.25% of risk-weighted assets                                            1,210
                                                                                     -----------------

                 Total capital                                                       $          29,977
                                                                                     =================

         Risk-weighted assets                                                        $          96,836
                                                                                     =================

         Risk-based capital ratios:
          Tier I capital ratio                                                                   29.71%
                                                                                     =================

          Tier II capital ratio                                                                  30.96%
                                                                                     =================

       The Company is required to maintain a Tier II risk-based capital ratio of 8% and a Tier I capital to risk based asset ratio of 4%. At December 31, 1995 the Company and its subsidiary bank were in compliance with this requirement.

       The following schedule details the Company's interest rate sensitivity at December 31, 1995:

                                                                              Repricing Within
                                          ----------------------------------------------------------------------------------------
                                            Total      0-30 Days   31-90 Days    91-180 Days      181-365 Days      Over 1  Year
                                            -----      ---------   ----------    -----------      ------------      ------------
Earning assets:
         Loans, net of unearned
           interest                        $100,859      25,036         5,164        6,340            6,658             57,661
         Securities                          81,106       5,979         2,498        7,346            5,125             60,158
         Federal Funds sold                     300         300             -            -                -                  -
         Interest-bearing
           deposits in financial
           institutions                         100           -             -            -                -                100
                                           --------     -------       -------      -------          -------            -------
              Total earning assets          182,365      31,315         7,662       13,686           11,783            117,919
                                           --------     -------       -------      -------          -------            -------

Interest-bearing liabilities:
         Negotiable order of
           withdrawal accounts               18,500      18,500             -            -                -                  -
         Money market demand
           accounts                          11,087      11,087             -            -                -                  -
         Other savings deposits              22,132      22,132             -            -                -
         Certificates of deposit
           $100,000 and over                 26,274       2,123         6,165        6,241            9,886              1,859
         Certificates of deposit
           under $100,000                    49,043       4,700         9,340       13,150           16,808              5,045
         Individual retirement
           accounts                           8,513       1,111           828        2,031            1,788              2,755
                                           --------     -------       -------      -------          -------            -------
                                            135,549      59,653        16,333       21,422           28,482              9,659
                                           --------     -------       -------      -------          -------            -------

       Interest-sensitivity gap            $ 46,816     (28,338)       (8,671)      (7,736)         (16,699)           108,260
                                           ========     =======       =======      =======          =======            =======

       Cumulative gap                                   (28,338)      (37,009)     (44,745)         (61,444)            46,816
                                                        =======       =======      =======          =======            =======

       Interest-sensitivity gap
         as % of total assets                            (14.86)%       (4.55)%      (4.06)%          (8.76)%            56.78%
                                                        =======       =======      =======          =======            =======

       Cumulative gap as % of total
         assets                                          (14.86)%      (19.41)%     (23.47)%         (32.23)%           24.55%
                                                        =======       =======      =======          =======            =======

       The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The First National Bank owns four parcels of property on which it has established banking offices. The Bank leases property for its Northgate branch at commercial rates pursuant to a long-term lease and owns one other parcel of property for future expansion. The Main Office is located at 200 East Main Street, McMinnville. The banking building located on this lot was built in 1923. Since that time, two buildings have been purchased adjacent to the original building. The Plaza Branch is located at 117 New Smithville Highway in McMinnville. The building located there was built in 1968. The Northgate branch is located in Northgate Shopping Center in McMinnville and that building was built in 1989. The Bank's Viola, Tennessee, branch was constructed in 1966. The Sparta Road branch is located at 1408 Sparta Street in McMinnville and was built in 1987. The Bank utilizes automated teller machines at its Main Office and certain of its Branch Offices.

         The Bank is currently building a replacement branch for the Plaza Branch. Otherwise, in the judgment of management, the facilities of the Company and The First National Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and the Bank. However, new office sites are considered from time to time.

ITEM 3.  LEGAL PROCEEDINGS.

         There were no material legal proceedings pending at December 31, 1995, against the Company or the Bank. Although other various actions and proceedings may be anticipated to be pending or threatened against or to involve the Company and/or The First National Bank from time to time in the ordinary course of business, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's or The First National Bank's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

         There is no established public trading market in the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal 1995. During 1995 the Company redeemed 2,249 shares of its Common Stock at prices of $48.75 to $51.75 per share to assist in providing some liquidity in the stock. The other information included below has been reported to the Company by certain selling or purchasing shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Some of the transactions may have involved the Company or its principals. (The stated prices have been adjusted to reflect a two-for-one stock split that occurred effective October 1, 1994 by dividing the price reported to the Company by two.)

               Calendar Quarter                         Common Stock
               ---------------                 -------------------------------
                                               High                      Low
                                               ----                      ---
                   1995
               Fourth Quarter                 $ 53.50                  $ 52.52
               Third Quarter                  $ 51.96                  $ 50.90
               Second Quarter                 $ 50.99                  $ 50.15
               First Quarter                  $ 49.73                  $ 48.75

                   1994
               Fourth Quarter                 $ 50.05                  $ 49.31
               Third Quarter                  $ 48.80                  $ 47.70
               Second Quarter                 $ 47.67                  $ 46.77
               First Quarter                  $ 46.35                  $ 45.28

         The last trade known to management involved a redemption by the Company of ten shares at $51.75 per share in December of 1995. Because there is no established trading market for the Company's Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company's Common Stock

         The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. The Company declared a 2-for-1 stock split that was effective October 1, 1994. At December 31, 1995, the Company had 551,171 shares outstanding. No shares are reserved for issuance.

         Holders of the Company's Common Stock are entitled to (1) cast one vote for each share held of record on all matters submitted to a vote of shareholders and (2) are entitled to cumulate votes for the election of directors. Holders of the Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of the Company's Common Stock. In the event of liquidation, holders of the Company's Common Stock are entitled to share in the distribution of assets remaining after payment of debts and expenses. Holders of the Common Stock are entitled to receive dividends when declared by the Company's Board of Directors out of funds legally available therefor. Under its Charter, the Company is required to indemnify its directors and officers for acts on behalf of the Company to the fullest extent permitted under applicable law.

         The Company is a legal entity separate and distinct from The First National Bank. There are various legal and regulatory limitations under federal and state law on the extent to which a bank holding company subsidiary such as The First National Bank can finance or otherwise supply funds to the Company. The First National Bank is also subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the Company. Loans and extensions of credit are also subject to various collateral requirements.

(b)      Holders

         The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at February 14, 1996 was approximately 464.

(c)      Dividends

         The Company declared semi-annual cash dividends on its Common Stock of $2.25 per share in 1995 and $2.15 per share in 1994 (the 1994 per-share amount adjusted to reflect the 2-for-1 stock split that occurred in that year).
Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, the Company intends to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

         The Company, as a corporation governed in part by the Tennessee Business Corporation Act ("TBCA"), as amended, is subject to the limitations on dividends and other distributions set forth in the TBCA. The TBCA contains certain statutory restrictions on the ability to make distributions, including the payment of dividends. Tennessee law allows a for-profit corporation to pay dividends under certain circumstances that might preclude payments of dividends by a national bank. Under Tennessee law, a corporation, including a bank holding company, may declare and pay dividends provided that (1) the payment of dividends would not render the corporation unable to pay its debts as they become due in the usual course of business; (2) the corporation's total assets are less than the sum of its total liabilities plus (unless the charter permits otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy upon dissolution the preferential rights of shareholders whose preferential rights are superior to those receiving the distribution; or (3) the payment of dividends would not be contrary to any restriction contained in the corporation's charter. At present, the Company's charter does not expressly permit distributions described in (2) above, nor does the Company have any shareholders with rights preferential to holders of the Company's common equity. The Company has no restriction in its charter concerning the payment of dividends.

         The Company expects that funds for the payment of dividends and expenses of the Company will come from dividends paid to the Company by the Bank. If the Company requires additional funds for acquisitions or investments, it may be able to obtain those funds from additional dividends paid by the Bank or from external financing.

         The National Bank Act and Related Regulations. The First National Bank's ability to pay dividends is limited by the National Bank Act and related regulations. Essentially, the Bank may pay dividends from its earnings for the preceding period after deducting all loan losses, bad debts, current operating expenses, actual losses, required transfers to surplus, accrued dividends on any preferred stock then outstanding, and all federal and state taxes. Prior OCC approval is required as to certain dividends. It is unlikely that the Bank will pay out the maximum amount that it is permitted to pay in dividends as most of the Bank's earnings are reinvested in its operations or added to capital to support future growth.

         The payment of dividends by any bank is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of "Restrictions on Dividends Paid by Subsidiary Bank" set forth in Item 1 of this Report, to Item 6 of this Report ("Management's Discussion and Analysis of Financial Conditions and Results of Operations"), and to the Consolidated Financial Statements.

(d)      Sales of Unregistered Securities

         The Company has not sold any unregistered securities that were not previously reported in a quarterly report on Form 10-QSB or Form 10-Q.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         First McMinnville Corporation is a one bank holding company which owns 100% of First National Bank of McMinnville. First National Bank of McMinnville is a community bank headquartered in McMinnville, Tennessee and serving Warren County, Tennessee as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company's management believes that Warren County offers an environment for continued growth and the Company's target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. The Company also offers custodial and trust services.
Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company's core deposits base.

         In a market such as Warren County, management believes there is a significant opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as areas of focus. It is the Company's intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities will determine the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company's policy is to have a diverse loan portfolio. At December 31, 1995, the nursery industry constituted the largest single industry segment and accounted for $10,723,000 (10.63% of the Company's loan portfolio). No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

Capital Resources, Capital and Dividends

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk based ratio of 29.71%, a Tier II capital to risk based ratio of 30.96% and a Tier 1 leverage ratio of 15.08%, and was considered "well capitalized" under the regulations.

         The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines required bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and substantially exceeded the minimums required under these Federal Reserve Board guidelines.

         Dividends of approximately $1,240,000 and $1,191,000 were declared during 1995 and 1994, respectively. Principally because of the high percent of equity capital the return on equity is lower than banks in the Company's peer group. Cash dividends will likely be increased in 1996 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 40.0%, 38.7% and 34.0% in 1995, 1994 and 1993, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

         The dividends by the Company are primarily funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 1995, under the most restrictive of these regulatory limits, the Bank could declare in 1996 cash dividends in an aggregate amount of up to approximately $5.8 million, plus any 1996 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations, it is unlikely that the Company would ever pay this restrictive amount as dividends.

         The Bank currently has plans to build a new branch at a total estimated cost of $800,000. At December 31, 1995, approximately $253,000 has been incurred related to this project. The Bank is also remodeling the main office at a total estimated cost of $165,000 of which $131,000 has been incurred at December 31, 1995. At the present time there are no other material commitments for capital expenditures.

Financial Condition

         During 1995, total assets increased $10,177,000 or 5.6% from $180,486,000 at December 31, 1994 to $190,663,000 at December 31, 1995. Loans,
net of allowance for possible loan losses, increased from $90,745,000 to $99,297,000 or 9.4% during fiscal year 1995. The aggregate increases in loans for 1995 was due primarily to a 18.8% increase in loans secured by real estate.

         Securities increased 1.0% from $80,276,000 at December 31, 1994 to $81,106,000 at December 31, 1995. The carrying value of securities of U.S. Treasury and other U.S. Government obligations decreased $211,000, obligations of state and political subdivisions increased $2,036,000, corporate securities increased $73,000 and there was a decrease in mortgage backed securities of $1,068,000. At December 31, 1995 the market value of the Company's securities portfolio exceeded its amortized cost by $1,198,000 (1.5%). At December 31, 1994, the amortized cost value exceeded the market value by $2,926,000 (3.6%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 1995 was 7.3% with an average maturity of 5.83 years, as compared to an average yield of 6.2% and an average maturity of 5.75 years at December 31, 1994.

         Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

         .       Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

         .       Debt and equity securities that are bought and held
principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

         .       Debt and equity securities not classified as either
held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

      The Company's classification of securities as of December 31, 1995 is as follows:

                                                                Held-to-Maturity Available-for-Sale
                                          -----------------------------------------------------------------------------------
                                                                                            Estimated            Estimated
                                            Amortized                Market                 Amortized             Market
                                              Cost                   Value                     Cost                Value
                                          ------------           --------------            -------------        ------------
                                                                           (In Thousands)
           U.S. Treasury and
             other U.S.
             Government
             agencies and
             corporations                 $     24,138                24,611                    25,411             25,606
           Obligations of states
             and political
             subdivisions                       20,792                21,351                     3,597              3,669
           Corporate securities                  1,669                 1,723                       675                675
           Mortgage-backed
             securities                          2,238                 2,154                     2,390              2,319
                                          ------------            ----------                ----------         ----------
                                          $     48,837                49,839                    32,073             32,269
                                          ============            ==========                ==========         ==========

      The classification of a portion of the securities portfolio as available for sale was made to provide for more flexibility in asset/liability management and capital management. No securities have been classified as trading securities.

      The effect of the adoption of SFAS No. 115 was to increase the capital of the Bank as of January 1, 1994 by $992,000 which represents the unrealized appreciation in securities available-for-sale of $1,599,000 less applicable taxes of $607,000. The net decrease in capital at December 31, 1994 totaled $565,000 which represents the unrealized losses in securities available-for-sale of $911,000 net applicable tax benefit of $346,000. During the year ended December 31, 1995, the net increase in capital totaled $687,000 which represents the unrealized appreciation in securities available-for-sale of $1,107,000 less applicable tax expense of $420,000.

      The increase in assets in 1995 was funded primarily by increases in deposits. Total deposits increased from $148,631,000 at December 31, 1994 to $154,551,000 at December 31, 1995 representing an increase of 4.0%. Demand deposits increased 4.4% from $18,207,000 at December 31, 1994 to $19,002,000 at December 31, 1995. Additionally, increases in certificates of deposit and individual retirement accounts of $7,837,000 (10.3%) contributed to the increases in deposits for 1995. Securities sold under repurchase agreements increased $1,921,000 during 1995. Federal funds purchased decreased $600,000 in 1995. The subsidiary bank has unused lines of credit of $5,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 1995.

      The Company's allowance for loan losses at December 31, 1995 was $1,562,000 as compared to $1,448,000 at December 31, 1994. Non-performing loans amounted to $140,000 at December 31, 1995 compared to $40,000 at December 31, 1994. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs to average outstanding loans for 1995 and 1994 was .05% and .02%, respectively. The provision for loan losses in 1995 exceeded net charge-offs by $114,000. In 1994, the provision exceeded net charge-offs by $226,000.

      The allowance for possible loan losses, amounting to $1,562,000 at December 31, 1995, represents 1.55% of total loans outstanding. At December 31, 1994, the allowance for possible loan losses represented 1.57% of total loans outstanding. Management believes the allowance for possible loan losses at December 31, 1995 to be adequate.

Liquidity

      Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. In order to properly maintain an adequate liquidity position, the Company's practice is to limit the size of its loan portfolio to 75% to 80% of deposit balances. The Company's loan to deposit ratio was approximately 65% and 62% at December 31, 1995 and December 31, 1994, respectively. Management is aware of the rapid increase in loans and the liquidity issues relating to such increases.

      The Company's investment portfolio, as represented above, consists of earning assets that provide interest income. Federal Funds sold which are invested overnight are the most liquid of the investments. Federal funds sold totaled $300,000 at December 31, 1995. The Company had no Federal funds sold at December 31, 1994. Federal funds purchased totaled $600,000 at December 31, 1994.

      Funds management decisions must reflect management's intent to maintain profitability in both the immediate and long-term earnings. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the subsidiary bank. These meetings focus on the spread between the subsidiary bank's cost of funds and interest yields generated primarily through loans and investments.

      First McMinnville Corporation presently maintains a liability sensitive position over the 1995 year or a negative gap. Liability sensitivity means that more of the Company's liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION



General

         First McMinnville Corporation is a one bank holding company which owns 100% of First National Bank of McMinnville. First National Bank of McMinnville is a community bank headquartered in McMinnville, Tennessee and serving Warren County, Tennessee as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company's management believes that Warren County offers an environment for continued growth and the Company's target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. The Company also offers custodial and trust services. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company's core deposits base.

         In a market such as Warren County, management believes there is a significant opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as areas of focus. It is the Company's intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities will determine the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company's policy is to have a diverse loan portfolio. At December 31, 1995, the nursery industry constituted the largest single industry segment and accounted for $10,723,000 (10.63% of the Company's loan portfolio). No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

Capital Resources, Capital and Dividends

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk- based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Capital Resources, Capital and Dividends, Continued

         adjusted total assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk based ratio of 29.71%, a Tier II capital to risk based ratio of 30.96% and a Tier 1 leverage ratio of 15.08%, and was considered "well capitalized" under the regulations.

         The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines required bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and substantially exceeded the minimums required under these Federal Reserve Board guidelines.

         Dividends of approximately $1,240,000 and $1,191,000 were declared during 1995 and 1994, respectively. Principally because of the high percent of equity capital the return on equity is lower than banks in the Company's peer group. Cash dividends will likely be increased in 1996 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 40.0%, 38.7% and 34.0% in 1995, 1994 and 1993, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

         The dividends by the Company are primarily funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 1995, under the most restrictive of these regulatory limits, the Bank could declare in 1996 cash dividends in an aggregate amount of up to approximately $5.8 million, plus any 1996 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations, it is unlikely that the Company would ever pay this restrictive amount as dividends.

         The Bank currently has plans to build a new branch at a total estimated cost of $800,000. At December 31, 1995, approximately $253,000 has been incurred related to this project. The Bank is also remodeling the main office at a total estimated cost of $165,000 of which $131,000 has been incurred at December 31, 1995. At the present time there are no other material commitments for capital expenditures.

Financial Condition

         During 1995, total assets increased $10,177,000 or 5.6% from $180,486,000 at December 31, 1994 to $190,663,000 at December 31,
         1995. Loans, net of allowance for possible loan losses, increased from $90,745,000 to $99,297,000 or 9.4% during fiscal year 1995. The aggregate increases in loans for 1995 was due primarily to a 18.8% increase in loans secured by real estate.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Financial Condition, Continued

         Securities increased 1.0% from $80,276,000 at December 31, 1994 to $81,106,000 at December 31, 1995. The carrying value of securities of U.S. Treasury and other U.S. Government obligations decreased $211,000, obligations of state and political subdivisions increased $2,036,000, corporate securities increased $73,000 and there was a decrease in mortgage backed securities of $1,068,000. At December 31, 1995 the market value of the Company's securities portfolio exceeded its amortized cost by $1,198,000 (1.5%). At December 31, 1994, the amortized cost value exceeded the market value by $2,926,000 (3.6%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 1995 was 7.3% with an average maturity of 5.83 years, as compared to an average yield of 6.2% and an average maturity of 5.75 years at December 31, 1994.

         Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

         - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

         - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

         - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Financial Condition, Continued

         The Company's classification of securities as of December 31, 1995 is as follows:

                                        Held-to-Maturity                                    Available-for-Sale
                                 ---------------------------------                 -----------------------------------
                                                         Estimated                                           Estimated
                                 Amortized                Market                   Amortized                  Market
                                    Cost                   Value                     Cost                      Value
                                 ---------               ---------                 ---------                 ---------
                                                                   (In Thousands)
         U.S. Treasury and
          other U.S.
          Government
          agencies and
          corporations            $24,138                    24,611                  25,411                    25,606
         Obligations of states
          and political
          subdivisions             20,792                    21,351                   3,597                     3,669
         Corporate securities       1,669                     1,723                     675                       675
         Mortgage-backed
          securities                2,238                     2,154                   2,390                     2,319
                                  -------                    ------                  ------                    ------
                                  $48,837                    49,839                  32,073                    32,269
                                  =======                    ======                  ======                    ======

         The classification of a portion of the securities portfolio as available for sale was made to provide for more flexibility in asset/liability management and capital management. No securities have been classified as trading securities.

         The effect of the adoption of SFAS No. 115 was to increase the capital of the Bank as of January 1, 1994 by $992,000 which represents the unrealized appreciation in securities available-for-sale of $1,599,000 less applicable taxes of $607,000. The net decrease in capital at December 31, 1994 totaled $565,000 which represents the unrealized losses in securities available-for-sale of $911,000 net applicable tax benefit of $346,000. During the year ended December 31, 1995, the net increase in capital totaled $687,000 which represents the unrealized appreciation in securities available-for-sale of $1,107,000 less applicable tax expense of $420,000.

         The increase in assets in 1995 was funded primarily by increases in deposits. Total deposits increased from $148,631,000 at December 31, 1994 to $154,551,000 at December 31, 1995 representing an increase of 4.0%. Demand deposits increased 4.4% from $18,207,000 at December 31, 1994 to $19,002,000 at December_31, 1995. Additionally, increases in certificates of deposit and individual retirement accounts of $7,837,000 (10.3%) contributed to the increases in deposits for 1995. Securities sold under repurchase agreements increased $1,921,000 during 1995. Federal funds purchased decreased $600,000 in 1995. The subsidiary bank has unused lines of credit of $5,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Financial Condition, Continued

         The Company's allowance for loan losses at December 31, 1995 was $1,562,000 as compared to $1,448,000 at December 31, 1994.
         Non-performing loans amounted to $140,000 at December 31, 1995 compared to $40,000 at December 31, 1994. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs to average outstanding loans for 1995 and 1994 was .05% and .02%, respectively. The provision for loan losses in 1995 exceeded net charge-offs by $114,000. In 1994, the provision exceeded net charge-offs by $226,000.

         The allowance for possible loan losses, amounting to $1,562,000 at December 31, 1995, represents 1.55% of total loans outstanding. At December 31, 1994, the allowance for possible loan losses represented 1.57% of total loans outstanding. Management believes the allowance for possible loan losses at December 31, 1995 to be adequate.

Liquidity

         Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. In order to properly maintain an adequate liquidity position, the Company's practice is to limit the size of its loan portfolio to 75% to 80% of deposit balances. The Company's loan to deposit ratio was approximately 65% and 62% at December 31, 1995 and December 31, 1994, respectively. Management is aware of the rapid increase in loans and the liquidity issues relating to such increases.

         The Company's investment portfolio, as represented above, consists of earning assets that provide interest income. Federal Funds sold which are invested overnight are the most liquid of the investments.
         Federal funds sold totaled $300,000 at December 31, 1995. The Company had no Federal funds sold at December 31, 1994. Federal funds purchased totaled $600,000 at December 31, 1994.

         Funds management decisions must reflect management's intent to maintain profitability in both the immediate and long-term earnings. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the subsidiary bank. These meetings focus on the spread between the subsidiary bank's cost of funds and interest yields generated primarily through loans and investments.

         First McMinnville Corporation presently maintains a liability sensitive position over the 1995 year or a negative gap. Liability sensitivity means that more of the Company's liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Liquidity, Continued

         The following table shows the rate sensitivity gaps for different time periods as of December 31, 1995:


Interest rate sensitivity gaps
   December 31, 1994:                 Reprice       1-90       91-180      181-365     One Year
     (in thousands)                 Immediately     Days        Days         Days     and Longer     Total
-------------------------------     -----------     ------     ------      -------    ----------    -------
Interest-earning assets             $      300      38,677      13,686      11,783     117,919     182,365

Interest-bearing liabilities            51,719      24,267      21,422      28,482       9,659     135,549
                                    ----------     -------     -------     -------     -------     -------
Interest-rate sensitivity gap       $  (51,419)     14,410      (7,736)    (16,699)    108,260      46,816
                                    ==========     =======     =======     =======     =======     =======
Cumulative gap                      $  (51,419)    (37,009)    (44,745)    (61,444)     46,816
                                    ==========     =======     =======     =======     =======
Interest-rate sensitivity gap
  as a % of total assets                (26.97)%      7.56 %     (4.06)%     (8.76)%     56.78 %
                                    ==========     =======     =======     =======     =======
Cumulative gap as a % of total
  assets                                (26.97)%    (19.41)%    (23.47)%    (32.23)%     24.55 %
                                    ==========     =======     =======     =======     =======


         Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

         It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demand, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity changing in any material way.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Results of Operations

         Net earnings for the year ended December 31, 1995 were $3,106,000 an increase of $29,000 or .9% from fiscal year 1994. Net earnings for 1994 totaled $3,077,000 which was a decrease of $110,000 or 3.5% from $3,187,000 for 1993. On a per share basis net income equaled $5.62 in 1995, $5.55 in 1994 and $5.72 in 1993 after giving retroactive effect to a two-for-one stock split effective October 1, 1994. Average earning assets increased $7,547,000 for the year ended December 31, 1995 as compared to year ended December 31, 1994. Average earning assets increased $9,836,000 for the year ended December 31, 1994 as compared to year ended December_31, 1993. Additionally, the net interest spread decreased from 4.54% in 1994 to 4.05% in 1995. The net interest spread was 4.83% in 1993. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis.

         Net interest income before provision for loan losses for 1995 totaled $7,474,000 as compared to $7,684,000 for 1994 and $7,579,000 for 1993.
         The provision for loan losses was $160,000 in 1995 as compared to $240,000 in 1994 and 1993. The net charge-offs in 1995 were $46,000 as compared to $14,000 in 1994 and $10,000 in 1993. The reduction in the provision in 1995 was due to the small percentage of net charge-offs to average loans outstanding over the past three years.

         Non-interest income increased 19.5% to $686,000 in 1995 from $574,000 in 1994. This increase was due primarily to increases in gains related to available-for-sale securities of $95,000 and service charges on deposits of $39,000. Non-interest income of $574,000 in 1994 was a decrease of approximately 12.4% from $655,000 in 1993. The decrease in 1994 resulted primarily from a decrease in service charges on deposits and a decrease in securities gains.

         Non-interest expense decreased 3.8% to $3,595,000 in 1995 from $3,738,000 in 1994. Non-interest expense was $3,604,000 in 1993.
         Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs, increased as a result of continued growth of the Company. The decrease in 1995 was primarily attributable to a decrease in FDIC insurance premiums from $323,000 in 1994 to $171,000 in 1995. This decrease resulted from a reduction in the assessment rate from .23% to .04% of eligible deposits (the lowest rate under the newly enacted risk based assessment regulations) effective June 1, 1995. Due to the full capitalization of the FDIC insurance fund, premiums have been suspended January 1, 1996 for an indefinite period. The non-interest expense increased approximately 3.7% from 1993 to 1994 and was due primarily to growth of the Company and consulting fees of approximately $100,000 paid to the Company's Chairman of the Board of Directors who retired as the Chief Executive Officer in December 31, 1993.

         Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


Impact of Inflation

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance.

ITEM 7.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and subsidiary (pages F-1 through F-35 are included in this Report:

 - Independent Auditors' Report;

 - Consolidated Balance Sheets - December 31, 1995 and 1994;

 - Consolidated Statements of Earnings - Three years ended December 31, 1995;

 - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1995;

 - Consolidated Statements of Cash Flows - Three years ended December 31, 1995; and all

 - Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)              Identification of Directors and Executive Officers

Identification of Directors.

         The following tables identify the directors and executive officers of the Company, the year first elected, and their business experience during the past five years. Directors are elected to serve three year terms and until their successors have been elected and duly qualified. Those persons named under "Class III" are being nominated to the Board of Directors for consideration at the 1996 Annual Meeting of Stockholders of the Company.

                                  DIRECTORS OF THE REGISTRANT

                                   PREVIOUS FIVE YEARS BUSINESS                      DIRECTOR
         NAME (AGE)                        EXPERIENCE                                 SINCE
         ----------                        ----------                                --------
           Class I - (Directors whose Terms of Office will Expire in 1997):

Paul O. Barnes            Chairman,                                                  1984
    (62)                  B & P Lamp Supply Co., Inc.

Henry N. Boyd             Chief Executive Officer,                                   1984
    (79)                  Boyd Bros. Nursery.

Dean I. Gillespie         President,                                                 1984
    (62)                  Bridge Builders, Inc.

           Class II - (Directors whose Terms of Office will Expire in 1998):

J. G. Brock               Owner,                                                     1993
    (40)                  Brock Construction Company.

G. B. Greene              President,                                                 1984
    (56)                  Womack Printing Co., Inc.

Robert W. Jones           Chairman, First McMinnville                                1984
    (67)                  Corporation, 1984 - present;
                          Chairman, First National Bank,
                          1981 - present; Chief Executive Officer,
                          First National Bank, 1976 - 1993.

H. L. Molloy              Retired.                                                   1984
    (89)

           Class III - (Directors whose Terms of Office will Expire in 1996):

Charles C. Jacobs         President and Chief Executive                              1984
    (57)                  Officer, First McMinnville
                          Corporation, January 1994
                          - present; President and Chief
                          Executive Officer, First National
                          Bank, January 1994 - present;
                          President, First National
                          Bank, 1988-1994.

J. Douglas Milner         General Manager and Vice President,                        1995
    (49)                  Middle Tennessee Dr. Pepper Bottling Company.

John J. Savage, Jr.       Retired; Secretary of Board of Directors  1984
    (74)                  Executive Vice President and Trust Officer,
                          First National Bank (retired September 1986).

C. M. Stanley             President,                                                 1984
    (60)                  Burroughs-Ross-Colville, Co.

W. B. Whitson             Chairman,                                                  1984
    (80)                  Burroughs-Ross-Colville, Co.

         Identification of Executive Officers.

EXECUTIVE OFFICERS OF THE REGISTRANT



         Name                       Age            Office and Business Experience
         ----                     -------          ------------------------------
Charles C. Jacobs                   57             President and Chief Executive
                                                   Officer, First McMinnville
                                                   Corporation, January 1994 -
                                                   present; President and Chief
                                                   Executive Officer, First National Bank,
                                                   January 1994 - present; President, First
                                                   National Bank, 1988 - 1994.

Diane Bogle                         49             Senior Vice President, First McMinnville
                                                   Corporation, 1995 - present; Senior Vice
                                                   President, First National Bank, 1995 -
                                                   present; Vice President, First
                                                   National Bank, 1988 - present.

Lester K. Cowell                    60             Senior Vice President of First
                                                   McMinnville Corporation, Senior Vice
                                                   President of First National Bank, 1991 -
                                                   present; Vice President of First National
                                                   Bank, 1976 - 1991.

Kenny D. Neal                       45             Senior Vice President and
                                                   Treasurer of First McMinnville
                                                   Corporation, 1994 - present; Senior
                                                   Vice President and Cashier of
                                                   First National Bank, 1990
                                                   - present.

C. P. Whisenhunt                    51             Senior Vice President, First McMinnville
                                                   Corporation, 1993 - present; Senior Vice
                                                   President, First National Bank, 1993 -
                                                   present; Vice President - Loans, First
                                                   National Bank, 1991 - 1993; Regional
                                                   President, Mid-South Bank & Trust, 1986-
                                                   1991.

         Officers are elected annually and serve at the pleasure of the Board of Directors.

(b)      Identification of Significant Employees

         Significant employees are identified in the preceding section under the caption "Identification of Executive Officers."

(c)      Family Relationships.

         There is no family relationship between any of the above officers or between any officer, director or nominee for director, except that Mr. Henry Boyd is the uncle by marriage of Mr. G. B. Greene.

(d)      Involvement in Certain Legal Proceedings.

         None.

(e)      Compliance with Section 16(a) of the Securities Exchange Act

         The Company is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, is not a closed-end investment company registered under the Investment Company Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly, the Company is not subject to Section 16(a) of the Securities Exchange Act.

ITEM 10.         EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table summarizes the compensation paid or accrued by the Registrant during the three fiscal years ended December 31, 1995 for (i) the Chief Executive Officer of the Registrant and (ii) each of the other executive officers of the Registrant whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                 Annual Compensation
                                 -------------------
                                                                   All Other
Name and Principal Position   Year       Salary        Bonus      Compensation(1)
---------------------------   ----     ----------     -------     ------------
Charles C. Jacobs             1995      $104,000      $15,600        $12,051
  President/CEO               1994        98,000       28,474          8,699
                              1993        91,825       12,994          8,463

   (1) Amounts in this column are those contributed or accrued for the respective fiscal years for the Named Executive Officer(s) under the Bank 401(k) Retirement Plan, Director's fees, and insurance premiums paid by the Company on behalf of the Named Executive Officer(s).

                                     xxxxx


         Pension Plan. The Bank has a noncontributory pension plan for all eligible employees. In order to be eligible, an employee must perform at least 1,000 or more hours of service within six (6) months of his or her date of employment. The employee shall become eligible on the May first following the completion of one year of service and the attainment of age 21, provided such person was hired prior to his or her 60th birthday.

         The amount of a participant's monthly normal retirement annuity is equal to .85% of the first $833 of the participant's average monthly compensation plus 1.50% of the compensation in excess of the first $833, multiplied by the number of years of credited service to the participant's normal retirement date which is attainment of age 65. The number of years of credited service used in the formula will be limited to a maximum of 35. The minimum monthly retirement benefit is $150. Average monthly compensation is defined as the sum of the participant's reported basic earnings in the five consecutive plan years that produce the highest amount divided by 60. Early retirement, postponed retirement and disability retirement are also provided for in the plan.

         A plan participant has a vested benefit equal to a percentage of his or her accrued benefit based on the length of his or her service, beginning at 25% after five years of service and increasing 5% per year for the next five years and 10% per year for the following five years to a maximum of 100% vested after 15 years of service. Mr. Jacobs has 28 years of credited service under the Plan with current compensation covered by the Plan of $119,600.

         The following table sets forth the estimated annual retirement benefits on a straight life annuity basis to participating employees, including the Named Executive Officer, for designated years of service and remuneration levels.

                                                            Years of Service
                                                            ----------------
         Remuneration           15                   20              25                30                35

          $  12,000          $  1,800             $  2,299        $  2,874          $  3,449          $  4,024

             24,000             4,424                5,899           7,374             8,849            10,324

             36,000             7,124                9,499          11,874            14,249            16,624

             48,000             9,824               13,099          16,374            19,649            22,924

             60,000            12,524               16,699          20,874            25,049            29,224

             72,000            15,224               20,299          25,374            30,449            35,524

             84,000            17,924               23,899          29,874            35,849            41,824

             96,000            20,624               27,499          34,374            41,249            48,124

            108,000            23,324               31,099          38,874            46,649            54,424

            120,000            26,024               34,699          43,374            52,049            60,724

            132,000            28,724               37,299          47,874            57,449            67,024

            144,000            31,424               41,899          52,374            62,849            73,324

            156,000            34,124               45,499          56,874            68,249            76,624

         Effective March 24, 1986, the Plan was amended by including, for purposes of calculating a participant's compensation under the Plan, any and all bonuses paid to the participant during the plan year.

         Director Compensation. Directors of the Bank receive $600 for each meeting of the full Board of Directors attended plus $100 for each committee meeting attended.

         Consultation Agreement. Pursuant to a consultation agreement, as amended, the Company paid Mr. Jones a consultation fee of $110,139, plus the usual Director's fee for meetings actually attended, to serve the Company as Chairman of the Board. This amount reduces sharply for years after 1995.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company is authorized to issue 5,000,000 shares of its Common Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 14, 1996 there were 551,171 shares of the Company's Common Stock issued and outstanding.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (i) directors of the Company, and
(ii) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. The Company has no present commitments to these persons with respect to the issuance of shares of its Common Stock (it's only class of common equity). This information is based on information filed with or provided to the Company as of approximately February 14, 1996.
_______________________________________________________________________________

                                                               Amount and
                                                               Nature of                 Percent
             Name of                                           Beneficial                   of
         Beneficial Owner                                      Ownership                 Class(1)
-------------------------------------------------------------------------------------------------
(i)      Paul O. Barnes                                        11,328(2)                   2.06%
         843 Old Morrison Road
         McMinnville, TN  37110

         Henry N. Boyd                                          8,480                      1.54%
         705 Country Club Drive
         McMinnville, TN  37110

         J. G. Brock                                              500(3)                     *
         P. O. Box 789
         McMinnville, TN  37110

         Dean I. Gillespie                                      1,680(4)                     *
         258 Lagniappe Lane
         McMinnville, TN  37110

         G. B. Greene                                           5,228                        *
         608 W. Main Street
         McMinnville, TN  37110

         Charles C. Jacobs                                      4,000                        *
         3180 Vervilla Road
         McMinnville, TN  37110

         Robert W. Jones                                        9,714(5)                   1.76%
         828 Lakeland Drive
         McMinnville, TN  37110

         H. L. Molloy                                           5,228                        *
         101 Oak Hill Drive
         McMinnville, TN  37110

         John J. Savage, Jr.                                    1,132(6)                     *
         104 Worley Street
         McMinnville, TN  37110

         C. M. Stanley                                          2,712                        *
         P. O. Box 52
         McMinnville, TN  37110

         W. B. Whitson                                         14,892(7)                   2.70%
         P. O. Box 609
         McMinnville, TN  37110

(ii)     Directors and                                         66,686                     12.10%
         Executive Officers
         as a Group
         (15 individuals)
---------------------------
         *  Less than 1%.

                                     NOTES

       (1) Based on 551,171 shares of the Common Stock outstanding at December 31, 1995.

       (2) Includes 3,000 shares held by a corporation controlled by an interest of Mr. Barnes.

       (3) Includes 184 shares held on behalf of Mr. Brock's spouse, as to which Mr. Brock disclaims beneficial ownership.

       (4) Includes 492 shares held jointly by Mr. Gillespie and his children. Also includes 396 shares held by Mr. Gillespie's spouse, as to which Mr. Gillespie disclaims beneficial ownership.

       (5) This total includes also 4,446 shares held by Mr. Jones' spouse, as to which Mr. Jones disclaims beneficial ownership.

       (6)    Includes 208 shares held jointly by Mr. Savage and his spouse.

       (7) Includes 4,438 held by the W. B. Whitson Grandchildren Trust of which Mr. Whitson is a Co-Trustee. This total includes also 200 shares held by Mr. Whitson's spouse, as to which Mr. Whitson disclaims beneficial ownership.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The First National Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1995. All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as a part of this report:

       (1) The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, are on pages F-1 through F-32 of this Annual Report on Form 10-KSB.

              (a)   Consolidated Balance Sheets as of December 31, 1995 and
1994;

              (b) Consolidated Statements of Earnings for the three years ended December 31, 1995;

              (c) Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1995;

              (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1995;

              (e)   Notes to the foregoing Consolidated Financial Statements.

       (2)    Listing of Exhibits:

              3(i)  Charter as amended.*

              3(ii) Bylaws.*

              10.1  First National Bank of McMinnville 401(k) Retirement
Plan.**

              10.2 Consulting Agreement dated December 14, 1993 between First National Bank of McMinnville and Robert W. Jones, as amended.

              11    Statement re computation of per share earnings.***

              21    Subsidiaries of the Registrant for the year ended December
31, 1995.

              27    Financial Statement Schedule (for SEC use only).

___________
       * Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Securities Act of 1933 for the fiscal year ended December 31, 1994.

       **     Incorporated herein by reference to exhibits filed with Form 10-K
Annual Report under the Securities Act of 1933 for the fiscal year ended December 31, 1988.

       ***    Incorporated by reference to the Consolidated Statements of
Earnings of First McMinnville Corporation's Consolidated Annual Financial Statements for the year ended December 31, 1994.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1995.

(c) Exhibits - The exhibits required to be filed with this Annual Report are attached hereto as a separate section of this report.

(d) Financial Statement Schedules - All schedules have been omitted since the required information is either not applicable, is disclosed in Item I of this Report, or is disclosed in the consolidated financial statements or related notes to such financial statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         First McMinnville Corporation
                                                 (Registrant)


                                          By:  /s/ Charles C. Jacobs
                                               ----------------------------
                                               Charles C. Jacobs, President

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                            Date
---------                                    -----                            ----
/s/ Robert W. Jones              Chairman and                             March 12, 1996
--------------------------       Director
    Robert W. Jones

/s/ Paul O. Barnes               Director                                 March 12, 1996
--------------------------
    Paul O. Barnes

/s/ Henry N. Boyd                Director                                 March 12, 1996
--------------------------
    Henry N. Boyd

/s/ J. G. Brock                  Director                                 March 12, 1996
--------------------------
    J. G. Brock

/s/ Dean I. Gillespie            Director                                 March 12, 1996
--------------------------
    Dean I. Gillespie

/s/ G. B. Greene                 Director                                 March 12, 1996
--------------------------
    G. B. Greene

/s/ J. Douglas Milner            Director                                 March 12, 1996
--------------------------
    J. Douglas Milner

/s/ Charles C. Jacobs            President, CEO                           March 12, 1996
--------------------------       and Director
    Charles C. Jacobs

                                 Director                                 March __, 1996
--------------------------
    H. L. Molloy

/s/ John J. Savage, Jr.          Director                                 March 12, 1996
--------------------------
    John J. Savage, Jr.

/ / Carl M. Stanley              Director                                 March 12, 1996
--------------------------
    Carl M. Stanley

/s/ W. B. Whitson                Director                                 March 12, 1996
--------------------------
    W. B. Whitson

/s/ Kenny D. Neal                Treasurer/Chief                          March 12, 1996
--------------------------       Financial and
    Kenny D. Neal                Accounting Officer


                                        Supplemental Information to be
                                        Furnished with Reports filed Pursuant
                                        to Section 15(d) of the Act by
                                        Registrants Which Have Not Registered
                                        Securities Pursuant to Section 12 of
                                        the Act


     (a)        Annual Reports, Proxy Statements, and Form of Proxy.

        (1) Four copies of the annual report to security holders for the Company's last fiscal year will be furnished to the Commission for its information under separate cover.

        (2) Four copies of the form of proxy to be sent to security holders in respect of the Company's 1996 Annual Meeting of Shareholders will be furnished to the Commission for its information under separate cover.

                        INDEX TO FINANCIAL STATEMENTS

First McMinnville Corporation                                           Page
                                                                        ----

Independent Auditor's Report                                            F-2

Consolidated Balance Sheets
December 31, 1995 and 1994                                              F-3

Consolidated Statements of Earnings
Three Years Ended December 31, 1995                                     F-4

Consolidated Statement of Changes in Stockholders' Equity
Three Years Ended December 31, 1995                                     F-5

Consolidated Statements of Cash Flows
Three Years Ended December 31, 1995                                     F-6

Notes to Consolidated Financial Statements                              F-8

                        INDEPENDENT AUDITOR'S REPORT


The Board of Directors
First McMinnville Corporation:


We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December#31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements effective January 1, 1993, the Company changed its method of accounting to comply with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and effective January 1, 1994, the Company changed its method of accounting for debt and equity securities to comply with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Nashville, Tennessee                    /s/ Maggart & Association, P.C.
January 17, 1996

                        FIRST MCMINNVILLE CORPORATION

                         Consolidated Balance Sheets

                         December 31, 1995 and 1994

                                                                                 In Thousands
                                                                       --------------------------------
                                                                          1995                   1994
                                                                       ---------               --------
         Assets

Loans, less allowance for possible loan losses
        of $1,562,000 and $1,448,000, respectively                      $ 99,297                90,745
Securities:
        Held-to-maturity, at cost (market value
                $49,839,000 and $54,457,000, respectively)                48,837                56,472
        Available-for-sale, at market (amortized cost
                $32,073,000 and $24,715,000, respectively)                32,269                23,804
                                                                        --------               -------
                        Total securities                                  81,106                80,276
                                                                        --------               -------
Interest-bearing deposits in banks                                           100                   100
Federal funds sold                                                           300                     -
                                                                        --------               -------
                        Total earning assets                             180,803               171,121
                                                                        --------               -------

Cash and due from banks                                                    4,872                 4,028
Premises and equipment, net                                                1,881                 1,654
Accrued interest receivable                                                2,015                 1,922
Deferred tax asset                                                           245                   641
Other real estate                                                            305                   524
Other assets                                                                 542                   596
                                                                        --------               -------
                        Total assets                                    $190,663               180,486
                                                                        ========               =======
     Liabilities and Stockholders' Equity

Deposits                                                                $154,551               148,631
Securities sold under repurchase agreements                                4,213                 2,292
Federal funds purchased                                                        -                   600
Accrued interest and other liabilities                                     3,010                 2,511
                                                                        --------               -------
                        Total liabilities                                161,774               154,034
                                                                        --------               -------
Stockholders' equity:
        Common stock, par value $2.50 per share,
                authorized 5,000,000, issued 579,537 shares                1,512                 1,512
        Additional paid-in capital                                         1,512                 1,512
        Retained earnings                                                 27,171                25,305
        Net unrealized gains (losses) on available-for-sale
                securities, net of income taxes of $74,000 and
                income tax benefits of $346,000, respectively                122                  (565)
                                                                        --------               -------
                                                                          30,317                27,764

Less cost of treasury stock of 28,366 shares
        in 1995 and 26,117 shares in 1994                                 (1,428)               (1,312)
                                                                        --------               -------
                        Total stockholders' equity                        28,889                26,452
                                                                        --------               -------
COMMITMENTS AND CONTINGENT LIABILITIES

                        Total liabilities and stockholders'
                                equity                                  $190,663               180,486
                                                                        ========               =======

See accompanying notes to consolidated financial statements.

                        FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Earnings

                      Three Years Ended December 31, 1995

                                                          In Thousands,
                                                    Except Per Share Amount
                                                    1995          1994          1993
Interest income:
   Interest and fees on loans                      $  8,802       7,417         6,671
   Interest and dividends on securities:
      Taxable securities                              3,712       3,679         3,906
      Exempt from Federal income taxes                1,217       1,314         1,369
      Interest on Federal funds sold                    156         111           144
      Interest on interest-bearing deposits
              in financial institutions                   5           7            23
                                                   --------     -------       -------
                      Total interest income          13,892      12,528        12,113
                                                   --------     -------       -------
Interest expense:
   Interest on negotiable order of
      withdrawal accounts                               556         536           547
   Interest on money market demand and savings
      accounts                                        1,175       1,197         1,138
   Interest on certificates of deposit                4,574       3,024         2,738
   Interest on securities sold under
      repurchase agreements and short-term debt         113          87           111
                                                   --------     -------       -------
                      Total interest expense          6,418       4,844         4,534
                                                   --------     -------       -------
Net interest income before provision
   for loan losses                                    7,474       7,684         7,579
Provision for possible loan losses                      160         240           240
                                                   --------     -------       -------
Net interest income after provision for
   possible loan losses                               7,314       7,444         7,339

Non-interest income                                     686         574           655
Non-interest expense                                 (3,595)     (3,738)       (3,604)
                                                   --------     -------       -------
        Earnings before income taxes
                and cumulative effect of
                change in accounting principle        4,405       4,280         4,390

Income taxes                                          1,299       1,203         1,225
                                                   --------     -------       -------
        Net earnings before cumulative
                effect of a change in accounting
                principles                            3,106       3,077         3,165

Cumulative effect on prior years (to
   December 31, 1992) of changing to a
   different method of accounting for
   income taxes                                           -           -            22
                                                   --------     -------       -------
        Net earnings                               $  3,106       3,077         3,187
                                                   ========     =======       =======
Per share amounts:
   Net earnings before cumulative effect
      of change in accounting principle            $   5.62        5.55          5.68
   Cumulative effect on prior years of
      change in accounting principle                      -           -           .04
                                                   --------     -------       -------
   Net earnings                                    $   5.62        5.55          5.72
                                                   ========     =======       =======
Weighted average number of shares outstanding       552,399     554,837       557,252
                                                   ========     =======       =======

See accompanying notes to consolidated financial statements.

                        FIRST MCMINNVILLE CORPORATION

          Consolidated Statement of Changes in Stockholders' Equity

                     Three Years Ended December 31, 1995



                                                             In Thousands, Except Shares
                                              ---------------------------------------------------------
                                                Common Stock
                                              --------------------             Additional
                                                                Par             Paid-In        Retained
                                              Shares           Value            Capital        Earnings
                                              ------           -----           ----------      --------
Balance December 31, 1992                     302,400         $  1,512           1,512          21,317

Net earnings                                        -                -               -           3,187

Cash dividends declared,
   $1.95 per share                                  -                -               -          (1,085)

Cost of 1,583 shares of
   treasury stock                                   -                -               -               -
                                              -------            -----           -----          ------
Balance December 31, 1993                     302,400            1,512           1,512          23,419

Issuance of 277,137 shares
   of stock pursuant to a
   2 for 1 stock split                        277,137                -               -               -

Net earnings                                        -                -               -           3,077

Cash dividends declared
   $2.15 per share                                  -                -               -          (1,191)

Cost of 1,556 shares of
   treasury stock                                   -                -               -               -

Effect of change to market value
   method of accounting for debt and
   equity securities as of January 1, 1994          -                -               -               -

Net change in unrealized loss during the
   year, net of tax benefits of $953,000            -                -               -               -
                                              -------            -----           -----          ------
Balance December 31, 1994                     579,537            1,512           1,512          25,305

Net earnings                                        -                -               -           3,106

Cash dividends declared
   $2.25 per share                                  -                -               -          (1,240)

Cost of 2,249 shares of
   treasury stock                                   -                -               -               -

Net change in unrealized appreciation
   during the year, net of taxes of
   $420,000                                         -                -               -               -
                                              -------            -----           -----          ------
Balance December 31, 1995                     579,537         $  1,512           1,512          27,171
                                              =======            =====           =====          ======

                                                       In Thousands, Except Shares
                                                  ---------------------------------------
                                                                     Net
                                                                  Unrealized
                                                                    Gains
                                                                   (Losses)
                                                                      On
                                                                   Available
                                                  Treasury         For-Sale
                                                   Stock          Securities        Total
                                                  --------        ----------        -----
Balance December 31, 1992                           (1,063)              -          23,278

Net earnings                                             -               -           3,187

Cash dividends declared,
   $1.95 per share                                       -               -          (1,085)

Cost of 1,583 shares of
   treasury stock                                     (140)              -            (140)
                                                   -------         -------          ------
Balance December 31, 1993                           (1,203)              -          25,240

Issuance of 277,137 shares
   of stock pursuant to a
   2 for 1 stock split                                   -               -               -

Net earnings                                             -               -           3,077

Cash dividends declared
   $2.15 per share                                       -               -          (1,191)

Cost of 1,556 shares of
   treasury stock                                     (109)              -            (109)

Effect of change to market value
   method of accounting for debt and
   equity securities as of January 1, 1994               -             992             992

Net change in unrealized loss during the
   year, net of tax benefits of $953,000                 -          (1,557)         (1,557)
                                                   -------         -------          ------
Balance December 31, 1994                           (1,312)           (565)         26,452

Net earnings                                             -               -           3,106

Cash dividends declared
   $2.25 per share                                       -               -          (1,240)

Cost of 2,249 shares of
   treasury stock                                     (116)              -            (116)

Net change in unrealized appreciation
   during the year, net of taxes of
   $420,000                                              -             687             687
                                                   -------         -------          ------
Balance December 31, 1995                           (1,428)            122          28,889
                                                   =======         =======          ======



See accompanying notes to consolidated financial statements.

                        FIRST MCMINNVILLE CORPORATION

                     Consolidated Statements of Cash Flows

                      Three Years Ended December 31, 1995

                Increase (Decrease) in Cash and Cash Equivalents




                                                                 In Thousands
                                                       -----------------------------------
                                                          1995          1994          1993
                                                          ----          ----          ----
Cash flows from operating activities:
 Interest received                                     $ 13,762        12,332        12,256
 Fees and commissions received                              583           566           597
 Interest paid                                          ( 5,895)       (4,552)       (4,560)
 Cash paid to suppliers and employees                   ( 3,345)       (3,587)       (3,383)
 Income taxes paid                                      ( 1,307)       (1,275)       (1,370)
                                                        -------       -------       -------
       Net cash provided by operating activities          3,798         3,484         3,540
                                                        -------       -------       -------

Cash flows from investing activities:
 Purchase of available-for-sale securities              (21,835)       (9,776)            -
 Proceeds from sales of available-for-sale securities     9,888        21,885             -
 Proceeds from maturities of available-for-sale
   securities                                             4,677         4,855             -
 Purchase of held-to-maturity securities                 (4,797)      (40,960)      (32,781)
 Proceeds from maturities of held-to-maturity
   securities                                            12,432        23,383        24,097
 Proceeds from sales of held-to-maturity securities           -             -         2,284
 Proceeds from maturities of interest bearing
   deposits in bank                                           -           100           101
 Loans made to customers, net of repayments              (9,067)      (11,668)       (4,793)
 Purchase of premise and equipment                         (449)         (389)          (92)
 Proceeds from sales of other real estate                   574           249             -
                                                        -------       -------       -------
       Net cash used in investing activities             (8,577)      (12,321)      (11,184)
                                                        -------       -------       -------

Cash flows from financing activities:
 Net increase (decrease) in demand, NOW and savings
   deposits                                              (1,917)        3,744         4,601
 Net increase in time deposits                            7,837         4,725         1,184
 Net increase (decrease) in securities sold under
   repurchase agreement                                   1,921          (949)         (983)
 Increase (decrease) in Federal funds purchased            (600)          600             -
 Proceeds from issuance of short-term notes payable          56            42             3
 Repayment of short-term notes payable                      (56)          (42)           (3)
 Dividends paid                                          (1,202)       (1,112)       (1,005)
 Payments to acquire Treasury stock                        (116)         (109)         (140)
                                                        -------       -------       -------
       Net cash provided by financing activities          5,923         6,899         3,657
                                                        -------       -------       -------

Net increase (decrease) in cash and cash equivalents      1,144        (1,938)       (3,987)

Cash and cash equivalents at beginning of year            4,028         5,966         9,953
                                                        -------       -------       -------

Cash and cash equivalents at end of year                $ 5,172         4,028         5,966
                                                        =======       =======       =======

See accompanying notes to consolidated financial statments.

                        FIRST MCMINNVILLE CORPORATION

                     Three Years Ended December 31, 1995

               Increase (Decrease) in Cash and Cash Equivalents





                                                                       In Thousands
                                                           -------------------------------------
                                                           1995            1994            1993
                                                           ----            ----            ----

Reconciliation of net earnings to net cash
 provided by operating activities:
   Net earnings                                          $   3,106         3,077          3,187
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation                                             222           183            174
      Provision for loan losses                                160           240            240
      Provision for deferred taxes                             (24)          (71)           (77)
      Securities gains related to available-for sale          (103)           (8)             -
      Securities losses related to available-for-sale           52            72              -
      FHLB dividend reinvestment                               (37)          (28)           (22)
      Cumulative effect of change in accounting for
       income taxes                                              -             -            (22)
      Increase (decrease) in taxes payable                      16            (1)           (11)
      Decrease (increase) in interest receivable               (93)         (168)           129
      Increase (decrease) in interest payable                  523           292            (26)
      Decrease in other assets and liabilities, net            (24)         (104)           (32)
                                                         ---------     ---------      ---------
           Total adjustments                                   692           407            353
                                                         ---------     ---------      ---------

           Net cash provided by operating activities     $   3,798         3,484          3,540
                                                         =========     =========      =========


Supplemental Schedule of Noncash Activities:

   Non-cash transfers from loans to other real estate    $     355             -              -
                                                         =========     =========      =========

   Investment securities transferred to
    available-for-sale                                   $       -        61,719              -
                                                         =========     =========      =========

   Investment securities transferred to
    held-to-maturity                                     $       -        20,004              -
                                                         =========     =========      =========

   Unrealized gain (loss) in value of securities
    available-for-sale, net of income taxes of
    $420,000 in 1995 and income tax benefits of
    $953,000 in 1994                                     $     687        (1,557)             -
                                                         =========     =========      =========


See accompanying notes to consolidated financial statements.

                        FIRST MCMINNVILLE CORPORATION

                  Notes to Consolidated Financial Statements

                          December 31, 1995 and 1994


(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      The accounting policies of First McMinnville Corporation and Subsidiary are in accordance with generally accepted accounting principles and conform to generally accepted accounting principles and to general practices within the banking industry. The following is a brief summary of the more significant policies.

     (a) Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of McMinnville. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b) Nature of Operations
         --------------------

         First National Bank of McMinnville operates under a Federal Bank Charter and provides full banking services, including trust services. As a national bank, the subsidiary bank is subject to the regulation of the Office of the Comptroller of the Currency. The area served by First National Bank of McMinnville is Warren County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and four branches.

     (c) Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d) Loans and Allowance for Possible Loan Losses
         --------------------------------------------

         Loans are stated at the principal amount outstanding. Interest income on loans is computed on the outstanding loan balance. Fees and incremental direct costs in excess of the direct cost associated with the loan origination and pricing process are deferred and amortized as yield adjustments over the respective loan lives.

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994




(1)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (d) Loans and Allowance for Possible Loan Losses, Continued
         -------------------------------------------------------

         The allowance method is used by the Company to provide for possible loan losses. Accordingly, all loan losses are charged to the reserve for possible loan losses and all recoveries are credited to it. Management's periodic evaluation of the allowance is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may effect the borrowers' ability to repay, the estimated value of underlying collateral and current economic conditions that may affect the borrower's ability to repay.

         Accrual of interest is discontinued, and previously accrued interest is reversed, on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

     (e) Debt and Equity Securities
         --------------------------

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

         -    Securities Held-to-Maturity
              ---------------------------

              Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
              Amortization of premiums and accretion of discounts are calculated by the interest method.

         -    Trading Securities
              ------------------

              Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994





(1)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (e)  Debt and Equity Securities, Continued
           -------------------------------------

           -   Securities Available-for-Sale
               -----------------------------

               Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Gains or losses from the sale of available-for-sale securities are recognized based upon the specific identification method. Premiums and discounts are recognized in interest income using the interest method.

            No securities have been classified as trading securities.

            On January 1, 1994, the Company transferred $61,719,000 (market value $63,318,000) of investment securities to the available-for-sale classification. The effect of the adoption of SFAS No. 115 was to increase the capital of the Company by $992,000 which represents the unrealized appreciation in available-for-sale securities of $1,599,000 less applicable taxes of $607,000.

            Realized gains or losses from the sale of debt and equity securities were recognized based upon the specific identification method.

        (f) Premises and Equipment
            ----------------------

            Premises and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

            Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

      (g)   Change in Method of Accounting for Income Taxes
            -----------------------------------------------

            During the year ended December 31, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The adjustment of $22,000 to apply retroactively the new method (to December 31, 1992) is included in income in 1993.

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994




(1)    Summary of Significant Accounting Policies, Continued
       -----------------------------------------------------

       (h)  Other Real Estate
            -----------------

            Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost of disposal. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

       (i)  Income Taxes
            ------------

            Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.

            The Company and its subsidiary file a consolidated Federal income tax return. Each subsidiary provides for income taxes on a separate-return basis.

       (j)  Pension Expense
            ---------------

            The Subsidiary accounts for its defined benefit pension plan under the provisions of Financial Accounting Standards Board No. 87, "Employers' Accounting for Pensions" (FAS 87). Accordingly, the net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial excess of projected benefits over plan assets and actuarial gains and losses.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994





(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

       (k)  Earnings Per Common Share
            -------------------------

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

       (l)  Cash and Cash Equivalents
            -------------------------

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Bank maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.

       (m)  Reclassification
            ----------------

            Certain reclassifications have been made to the 1994 and 1993 figures to conform to the presentation for 1995.

       (n)  Off-Balance-Sheet Financial Instruments
            ---------------------------------------

            In the ordinary course of business the subsidiary bank has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994




 (2)  Loans and Allowance for Possible Loan Losses
      --------------------------------------------

      Loans and allowance for possible loan losses at December 31, 1995 and 1994 are summarized as follows:


                                                        In Thousands
                                                -------------------------
                                                   1995              1994
                                                -------            ------
       Commercial, financial and agricultural   $19,993            22,616
       Real estate - construction                 2,217             3,245
       Real estate - mortgage                    73,444            61,802
       Consumer                                   5,205             4,530
                                                -------            ------
                                                100,859            92,193
       Less allowance for possible loan losses   (1,562)           (1,448)
                                                -------            ------

                                                $99,297            90,745
                                                =======            ======


      In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $2,947,000 and $2,678,000 at December 31, 1995 and 1994,
      respectively. During 1995, $2,293,000 of such loans were made and repayments totaled $2,024,000. As of December 31, 1995, none of these loans were restructured, nor were any related party loans charged-off during the past three years.

      During 1995, loans which had been placed on non-accrual status totaled $407,000 and the amount on non-accrual status as of December 31, 1995 totaled $55,000. Had interest on these loans been accrued, interest income would have increased by approximately $19,000 in 1995. No loans had been placed on non-accrual status during 1994.


                   Commercial,
                   Financial                      Real
                       and        Real Estate    Estate
    Maturity       Agricultural   Construction   Mortgage   Consumer  Total
    --------      -------------   ------------   --------   --------  -----
                                  (In thousands)

   3 months or
     less           $     9,648             -     19,023     1,529    30,200
   3 to 12 months         3,236         2,217      4,829     2,716    12,998
   1 to 5 years           6,721             -     41,118       960    48,799
   Over 5 years             388             -      8,474         -     8,862
                    -----------     ---------     ------     -----   -------
                        $19,993         2,217     73,444     5,205   100,859
                    ===========     =========     ======     =====   =======



      At December 31, 1995, variable rate and fixed rate loans total approximately $19,323,000 and $81,536,000, respectively. At December 31, 1994, variable rate loans were $21,598,000 and fixed rate loans totaled $70,595,000.

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994




(2)   Loans and Allowance for Possible Loan Losses, Continued
      -------------------------------------------------------

      Transactions in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993 are summarized as follows:



                                               In Thousands
                                   ------------------------------------
                                     1995           1994           1993
                                     ----           ----           ----
      Balance - beginning of year  $    1,448       1,222           992
      Provision charged to
        operating expenses                160         240           240
                                   ----------       -----         -----
                                        1,608       1,462         1,232
                                   ----------       -----         -----

      Loans charged-off                   (86)        (37)          (55)
      Recoveries on losses                 40          23            45
                                   ----------       -----         -----
            Net loans charged off         (46)        (14)          (10)
                                   ----------       -----         -----

      Balance - end of year        $    1,562       1,448         1,222
                                   ==========       =====         =====


      The Company's principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 1995, the Company had loans to customers in the nursery industry totaling approximately $10,723,000. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower's financial condition.

  (3) Debt and Equity Securities

      Debt and equity securities have been classified in the balance sheet according to management's intent. The Bank's classification of securities at December 31, 1995 is as follows:


                                            In Thousands
                                      Securities Held-To-Maturity
                             --------------------------------------------
                                          Gross       Gross     Estimated
                             Amortized  Unrealized  Unrealized    Market
                                Cost      Gains      Losses        Value
                             ---------  ----------  ----------  ---------
      U.S. Treasury and
       other U.S.
       Government agencies
       and corporations       $ 24,138         516       43        24,611
      Obligations of states
       and political
       subdivision              20,792         591       32        21,351
      Corporate and other
       securities                1,669          56        2         1,723
      Mortgage backed
       securities                2,238           -       84         2,154
                              --------    --------   ------        ------

                              $ 48,837       1,163      161        49,839
                              ========    ========   ======        ======

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994





 (3)  Debt and Equity Securities, Continued
      -------------------------------------

                                                   In Thousands
                                            Securities Available-For-Sale
                                   ------------------------------------------------
                                                Gross          Gross      Estimated
                                   Amortized  Unrealized    Unrealized     Market
                                     Cost       Gains         Losses       Value
                                   ------------------------------------------------
  U.S. Treasury and
   other U.S.
   Government agencies
   and corporations               $  25,411      292            97          25,606
  Obligations of states
   and political
   subdivision                        3,597      114            42           3,669
  Corporate and other
   securities                           675        -             -             675
  Mortgage backed
   securities                         2,390        5            76           2,319
                                 ----------     ----          ----          ------

                                   $ 32,073      411           215          32,269
                                 ==========     ====          ====          ======

Debt and equity securities at December 31, 1994 consist of the following:



                                             In Thousands
                                     Securities Held-To-Maturity
                           ---------------------------------------------------
                                            Gross         Gross      Estimated
                           Amortized     Unrealized    Unrealized     Market
                              Cost          Gains        Losses       Value
                           ---------     ----------    ----------    ---------
    U.S. Treasury and
     other U.S.
     Government agencies
     and corporations      $  32,522            -        1,428        31,094
    Obligations of states
     and political
     subdivision              20,012          195          463        19,744
    Corporate and other
     securities                1,701           24           62         1,663
    Mortgage backed
     securities                2,237            -          281         1,956
                           ---------       ------       ------       -------

                           $  56,472          219        2,234        54,457
                           =========       ======       ======       =======

                        FIRST MCMINNVILLE CORPORATION

            Notes to Consolidated Financial Statements, Continued

                          December 31, 1995 and 1994




(3)  Debt and Equity Securities, Continued
     --------------------------------------

                                              In Thousands
                                     Securities Available-For-Sale
                           --------------------------------------------------
                                         Gross            Gross     Estimated
                           Amortized   Unrealized       Unrealized    Market
                                Cost     Gains            Losses       Value
                           ---------  -----------       ----------  ---------
    U.S. Treasury and
     other U.S.
     Government agencies
     and corporations        $18,270      36               873        17,433
    Obligations of states
     and political
     subdivision               2,329      87                 3         2,413
    Corporate and other
     securities                  572       -                 2           570
    Mortgage backed
     securities                3,544      11               167         3,388
                             -------      --               ---         -----

                             $24,715     134             1,045        23,804
                             ========    ===             =====        ======


      The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      In Thousands
                                                  --------------------
                                                             Estimated
                                                  Amortized     Market
          Securities Held-To-Maturity                  Cost      Value
          --------------------------------------  ---------  ---------
          Due in one year or less                 $   1,570      1,584
          Due after one year through five years      23,795     24,222
          Due after five years through ten years     18,693     19,293
          Due after ten years                         2,541      2,586
                                                  ---------  ---------
                                                     46,599     47,685
          Mortgage backed securities                  2,238      2,154
                                                  ---------  ---------
                                                  $  48,837     49,839
                                                  =========  =========

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994




(3) Debt and Equity Securities, Continued
    -------------------------------------


                                                   In Thousands
                                              ------------------------
                                                             Estimated
                                              Amortized        Market
     Securities Available-For-Sale              Cost            Value
     -----------------------------            ---------      ---------
     Due in one year or less                  $   3,002          2,986
     Due after one year through five years       11,525         11,595
     Due after five years through ten years      11,295         11,525
     Due after ten years                          3,186          3,169
                                              ---------         ------
                                                 29,008         29,275
     Mortgage backed securities                   2,390          2,319
     Federal Home Loan Bank stock                   584            584
     Federal Reserve Bank stock                      91             91
                                              ---------         ------
                                              $  32,073         32,269
                                              =========         ======

Results from sales of debt and equity securities are as follows:





                                                In Thousands
                                      --------------------------------
                                       For the Year Ended December 31,
                                      --------------------------------
                                       1995           1994        1993
                                       ----           ----        ----

 Gross proceeds                         $9,888       21,885      2,342
                                        ======      =======      =====

 Gross realized gains                   $  103          225         58
 Gross realized losses                      52          297          -
                                        ------      -------      -----
 Net realized gains (losses)            $   51          (72)        58
                                        ======      =======      =====


      The Company also realized a gain of $12,000 and $8,000 in 1995 and 1994, respectively related to calls of a securities classified as held-to-maturity.

      The Company periodically applies the stress test to its securities portfolio. To meet the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities to fail the stress test at December 31, 1995.

      Securities with approximate carrying values of $17,818,000 (approximate market value of $18,119,000) and $16,018,000 (approximate market value of $15,502,000) at December 31, 1995 and 1994, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

      Included in the securities above at December 31, 1995, are approximately $19,688,000 at amortized cost (approximate market value of $20,222,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994





(3)  Debt and Equity Securities, Continued
     -------------------------------------

      Securities that have rates that adjust prior to maturity totaled $13,862,000 (market value $12,962,000) at December 31, 1995.

      Included in the securities portfolio is stock of the Federal Home Loan Bank amounting to $584,000 and $556,000 at December 31, 1995 and 1994, respectively. The stock can be sold back at par and only to the Federal Home Loan Bank or to another member institution.

(4)  Premises and Equipment
     ----------------------

      The detail of premises and equipment at December 31, 1995 and 1994 is as follows:


                                               In Thousands
                                           --------------------
                                             1995          1994
                                           ------        ------
            Land                             $426           180
            Buildings                       2,010         1,933
            Furniture and equipment         1,990         1,864
                                           ------        ------
                                            4,426         3,977
            Less accumulated depreciation  (2,545)       (2,323)
                                           ------        ------

                                           $1,881         1,654
                                           ======        ======


(5)  Deposits
     --------

      Deposits at December 31, 1995 and 1994 are summarized as follows:


                                                       In Thousands
                                                    -----------------
                                                        1995     1994
                                                    --------  -------
           Demand deposits                           $19,002   18,207
           Negotiable order of withdrawals            18,500   19,343
           Money market demand accounts               11,087   12,890
           Savings deposits                           22,132   22,198
           Certificates of deposit $100,000
             or greater                               26,274   25,796
           Other certificates of deposit              49,043   42,620
           Individual retirement accounts $100,000
             or greater                                1,388      939
           Other individual retirement accounts        7,125    6,638
                                                    --------  -------
                                                    $154,551  148,631
                                                    ========  =======

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994





(5)  Deposits, Continued
     -------------------

      Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1995 are as follows:


                                         In Thousands
                             ----------------------------------------
                             Single Deposits  Single Deposits
               Maturity       Under $100,000    Over $100,000   Total
           ----------------  ---------------  ---------------  ------
           3 months or less       $15,731           8,536      24,267
           3 to 6 months           14,639           6,783      21,422
           6 to 12 months          18,470          10,012      28,482
           1 to 5 years             7,328           2,331       9,659
                                  -------          ------      ------
                                  $56,168          27,662      83,830
                                  =======          ======      ======


      The subsidiary bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the year ended December 31, 1995 was approximately $903,000.


 (6)  Securities Sold Under Repurchase Agreements
      -------------------------------------------

      The maximum amounts of outstanding repurchase agreements at any month end during 1995 and 1994 was $4,421,000 and $3,461,000, respectively. The average daily balance outstanding during 1995, 1994 and 1993 was $3,579,000, $3,097,000 and $3,890,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994




 (7)  Non-Interest Income and Non-Interest Expense
      --------------------------------------------

      The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:


                                                       In Thousands
                                      ------------------------------------------
                                                    For the Year Ended
                                                        December 31,
                                      ------------------------------------------
                                        1995             1994               1993
                                      ------             ----               ----
Non-interest income:
 Service charges on deposits            $ 351               312              347
 Other fees and commissions               159               146              145
 Commissions on fiduciary activities       19                45               65
 Securities gains                         103                 8               58
 Other income                              54                63               40
                                      -------            ------            -----
      Total non-interest income         $ 686               574              655
                                      =======            ======            =====

Non-interest expense:
 Salaries and employee benefits       $ 2,036             1,997            2,081
 Occupancy expenses, net                  197               200              240
 Furniture and equipment expense          279               229              210
 FDIC insurance                           171               323              302
 Securities losses                         52                72                -
 Other operating expenses                 860               917              771
                                      -------            -----             ----
      Total non-interest expense      $ 3,595             3,738            3,604
                                      =======            ======            =====


 (8)  Income Taxes
      ------------
      The components of the net deferred tax asset are as follows:


                                             In Thousands
                                          --------------------
                                             December 31,
                                          --------------------
                                          1995            1994
                                          ----            ----
                 Deferred tax asset:
                  Federal                 $  390           662
                  State                       73           124
                                          ------          ----
                                             463           786
                                          ------          ----


                 Deferred tax liability:
                  Federal                   (184)         (122)
                  State                      (34)          (23)
                                          ------          ----
                                            (218)         (145)
                                          ------          ----

                                          $  245           641
                                          ======          ====

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994





 (8)  Income Taxes, Continued
      -----------------------

      The tax effects of each type of significant item that gave rise to deferred taxes are:


                                                                                 In Thousands
                                                                            ----------------------
                                                                                 December 31,
                                                                            ----------------------
                                                                             1995             1994
                                                                            -----            -----
   Financial statement allowance for
    loan losses in excess of tax allowance                                  $  444           400

   Excess of depreciation deducted for tax
    purposes over the amounts deducted
    in the financial statements                                               (144)         (145)

   Excess of book pension expense over
    the allowable tax deduction                                                 19            40

   Unrealized (gain) loss in investment securities
    available-for-sale                                                         (74)          346
                                                                            ------          ----

                                                                            $  245           641
                                                                            ======          ====



The components of income tax expense (benefit) are summarized as follows:



                                            Federal      State       Total
                                            -------      -----       -----
   1995
   ----
    Current                                 $  1,054     269         1,323
    Deferred                                     (20)     (4)          (24)
                                            --------     -----       -----
      Total                                 $  1,034     265         1,299
                                            ========     =====       =====
   1994
  -----
    Current                                 $  1,008     266         1,274
    Deferred                                     (60)    (11)          (71)
                                            --------     -----       -----
      Total                                 $    948     255         1,203
                                            ========     =====       =====

   1993
   ----
    Current                                 $  1,028     274         1,302
    Deferred                                     (65)    (12)          (77)
                                            --------     -----       -----
      Total                                 $   963      262         1,225
                                            ========     =====       =====

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994




 (8)  Income Taxes, Continued
      -----------------------

      A reconciliation of actual income tax expense of $1,299,000, $1,203,000 and $1,225,000 for the years ended December 31, 1995, 1994 and 1993, respectively, to the "expected" tax expense (computed by applying the statutory rate of 34% to earnings before income taxes and cumulative effect on prior years of a change in accounting principle) is as follows:


                                        1995       1994       1993
                                        ----       ----       ----
Computed "expected" tax expense         $ 1,498    1,455      1,493
State income taxes, net of Federal
 income tax benefit                         173      169        173
Tax exempt interest, net of interest
 expense exclusion                         (371)    (430)      (436)
Other, net                                   (1)       9         (5)
                                        -------    -----      -----

                                        $ 1,299    1,203      1,225
                                        =======    =====      =====


      Total income tax expense for 1995 and 1993 includes income tax expense of $19,000 and $22,000, respectively, related to gains on sales of securities. A tax benefit of $24,000 related to losses on sales of securities is included in the 1994 total income tax expense.

 (9)  Employee Benefit Plans
      ----------------------

      The subsidiary bank has in effect a defined benefit noncontributory pension plan which covers substantially all employees over 21 years of age after they have been employed six months. The subsidiary's funding policy provides that payments to the pension trust shall be an amount equal to the plan's actuarial determined normal cost plus an amount required to amortize the prior service cost over ten years.

      Total pension expense including prior service costs amortization amounted to $99,000 in 1995, $125,000 in 1994 and $131,000 in 1993. The pension expense for 1995, 1994 and 1993 is comprised of the following components.


                                                In Thousands
                                        --------------------------
                                        1995       1994       1993
                                        ----       ----       ----
        Service cost-benefits earned
          during the period             $ 76         80         83
        Interest cost on projected
          benefit obligation             125        129        140
        Expected return on plan assets  (116)      (101)      (109)
        Net amortization and deferral     14         17         17
                                        ----       ----       ----

                                         $99        125        131
                                        ====       ====       ====

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994





 (9)  Employee Benefit Plans, Continued
      ---------------------------------

      The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1995 and 1994:


                                                          In Thousands
                                                   ------------------------
                                                   1995                1994
                                                   ------------------------
Actuarial present value of benefits obligations:
 Accumulated benefit obligation, including
 vested benefits of $1,232,000 and $1,648,000
 respectively                                      $  1 ,247           1,239
                                                   =========       =========

Actuarial present value of projected benefits
 obligation                                        $  1 ,867           1,906
Plan assets at fair market value                      1 ,798           1,449
                                                   ---------       ---------
     Projected benefit obligation in
       excess of plan assets                              69             457
Unamortized net asset being recognized over
 30 years                                               (462)           (484)
Unrecognized net gain                                    444             132
                                                   ---------       ---------
     Pension liability (net) recognized in
       the consolidated balance sheets             $      51             105
                                                   =========       =========

Discount rate - pre-retirement                           7.5%            7.5%
                                                   =========       =========

Discount rate - post-retirement                            6%              6%
                                                   =========       =========

Rate of increase in compensation levels                    5%              5%
                                                   =========       =========

Long-term rate of return on assets                         8%              8%
                                                   =========       =========


      In December, 1988 the subsidiary bank adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed 1 year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1995, 1994 and 1993, the subsidiary bank contributed $43,000, $40,000 and $43,000, respectively, to the plan.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994




 (10) Regulatory Matters and Restrictions on Dividends
      ------------------------------------------------

      The Company and its wholly-owned bank subsidiary are subject to regulatory capital requirements administered by the Comptroller of the Currency, Federal Deposit Insurance Corporation and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary may distribute. At December 31, 1995, management believes that the Company and its subsidiary meet all such capital requirements to which they are subject.

      The Company and its subsidiary bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1995, the Company and its bank subsidiary are required to have minimum Tier I and Tier II (total capital) ratios of 4.0% and 8.0%, respectively. The actual ratios at that date were 29.71% and 30.96%, respectively. The leverage ratio at December 31, 1995 was 15.08% and the minimum requirements were 4.0%.

 (11) Commitments and Contingent Liabilities
      --------------------------------------

      The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liability, if any, arising from such litigation and claims will not be material to the consolidated financial position.

      The Company has an unsecured $2,000,000 line of credit with another financial institution. At December 31, 1995 and 1994, there was no outstanding balance under the line of credit. The subsidiary bank has lines of credit with other financial institutions totaling $5,000,000. There was no balance outstanding under these lines of credit at December 31, 1995. The outstanding balance under these lines of credit at December 31, 1994 was $600,000.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994





 (12) Concentration of Credit Risk
      ----------------------------

      Practically all of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Practically all such customers are depositors of the subsidiary bank. Investment in state and municipal securities also include governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

      At December 31, 1995, the Company's cash and due from banks included commercial bank deposit accounts aggregating $2,815,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

      In addition, Federal funds sold were deposited with one bank.

 (13) Financial Instruments with Off-Balance-Sheet Risk
      -------------------------------------------------

      The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                                    In Thousands
                                                  ------------------
                                                    Contract or
                                                    Notional Amount
                                                  ------------------
                                                  1995          1994
                                                  ----          ----
            Financial instruments whose contract
            amounts represent credit risk:
             Commercial loan commitments            $5,205     4,120
             Unfunded lines-of-credit                3,644     2,903
             Letters of credit                       1,059     2,106
                                                  --------  --------
               Total                                $9,908     9,129
                                                  ========  ========

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994



 (13) Financial Instruments with Off-Balance-Sheet Risk, Continued
      ------------------------------------------------------------

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral normally consists of real property.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994



 (14) First McMinnville Corporation -
          Parent Company Financial Information
      ----------------------------------------

                        FIRST MCMINNVILLE CORPORATION
                            (Parent Company Only)

                               Balance Sheets

                         December 31, 1995 and 1994



                                                       In Thousands
                                               ------------------------
                                                 1995              1994
                                               ------            ------
                    Assets
                    ------

Cash                                            $   1,060*          973*
Securities, available-for-sale, at market
 (cost $2,000)                                          -             2
Investment in commercial bank subsidiary           28,793*       26,401*
Due from commercial bank subsidiary                     -             3*
                                                ---------        ------

         Total assets                           $  29,853        27,379
                                                =========        ======

 Liabilities and Stockholders' Equity
-------------------------------------

Dividend payable                                     $964           927
                                                ---------        ------

Stockholders' equity:
 Common stock, par value $2.50 per share,
authorized 5,000,000, issued 579,537 shares         1,512         1,512
 Additional paid-in capital                         1,512         1,512
 Retained earnings                                 27,171        25,305
 Net unrealized gains (losses) on
   available-for-sale securities, net
   of income taxes of $74,000 and income tax
   benefits of $346,000, respectively                 122          (565)
                                                ---------        ------
                                                   30,317        27,764
 Less cost of treasury stock of 28,366
   shares in 1995 and 26,117 in 1994               (1,428)       (1,312)
                                                ---------        ------
         Total stockholders' equity                28,889        26,452
                                                ---------        ------

         Total liabilities and
           stockholders equity                  $  29,853        27,379
                                                =========        ======

*Eliminated in consolidation.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994




 (14) First McMinnville Corporation -
           Parent Company Financial Information
      -----------------------------------------

                        FIRST MCMINNVILLE CORPORATION
                            (Parent Company Only)

                           Statements of Earnings

                     Three Years Ended December 31, 1995



                                                        In Thousands
                                              ------------------------------
                                                1995        1994        1993
                                              ------       -----       -----
    Income:
     Dividends from commercial bank
       subsidiary                             $ 1,406*      1,300*      1,180*
                                              -------       -----       -----

    Expenses:
     Other                                          9           5           3
                                              -------       -----       -----

                                                    9           5           3
                                              -------       -----       -----

         Earnings before Federal income
           tax benefits and equity in
           undistributed earnings of
           commercial bank subsidiary           1,397       1,295       1,177

    Federal income tax benefit                      3           2           1
                                              -------       -----       -----
                                                1,400       1,297       1,178

    Equity in undistributed earnings of
     commercial bank subsidiary                 1,706*      1,780*      2,009*
                                              -------       -----       -----

           Net earnings                       $ 3,106       3,077       3,187
                                              =======       =====       =====

    *Eliminated in consolidation.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994

(14)    First McMinnville Corporation -
          Parent Company Financial Information
        --------------------------------------

                        FIRST MCMINNVILLE CORPORATION
                            (Parent Company Only)

                 Statement of Changes in Stockholders' Equity

                     Three Years Ended December 31, 1995


                                                                        In Thousands, Except Shares
                                           ----------------------------------------------------------------------------------------
                                                                                                               Net
                                                                                                            Unrealized
                                                                                                              Gains
                                                                                                            (Losses)
                                                                                                               On
                                                             Additional                                     Available
                                            Common            Paid-In        Retained        Treasury        For-Sale
                                             Stock            Capital        Earnings         Stock         Securities       Total
                                           ---------         ----------      --------        --------       ----------      -------
Balance December 31, 1992                   $  1,512           1,512          21,317          (1,063)              -        23,278

Net earnings                                       -               -           3,187               -               -         3,187

Cash dividends declared,
   $1.95 per share                                 -               -          (1,085)              -               -        (1,085)

Cost of 1,583 shares of
   treasury stock                                  -               -               -            (140)              -          (140)
                                            --------           -----          -------        -------        --------        ------
Balance December 31, 1993                      1,512           1,512          23,419          (1,203)              -        25,240

Issuance of 277,137 shares
   of stock pursuant to a
   2 for 1 stock split                             -               -               -               -               -             -

Net earnings                                       -               -           3,077               -               -         3,077

Cash dividends declared
   $2.15 per share                                 -               -          (1,191)              -               -        (1,191)

Cost of 1,556 shares of
   treasury stock                                  -               -               -            (109)              -          (109)

Effect of change to market value
   method of accounting for debt and
   equity securities as of January 1, 1994         -               -               -               -             992           992

Net change in unrealized loss during the
   year, net of tax benefits of $953,000           -               -               -               -          (1,557)       (1,557)
                                            --------           -----          -------        -------        --------        ------
Balance December 31, 1994                      1,512           1,512          25,305          (1,312)           (565)       26,452

Net earnings                                       -               -           3,106               -               -         3,106

Cash dividends declared
   $2.25 per share                                 -               -          (1,240)              -               -        (1,240)

Cost of 2,249 shares of
   treasury stock                                  -               -               -            (116)              -          (116)

Net change in unrealized appreciation
   loss during the year, net of income
   taxes of $420,000                               -               -               -               -             687           687
                                            --------           -----          ------         -------        --------        ------
Balance December 31, 1995                   $  1,512           1,512          27,171          (1,428)            122        28,889
                                            ========           =====          ======         =======        ========        ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1995 and 1994






(14) First McMinnville Corporation -
          Parent Company Financial Information
     -----------------------------------------

                         FIRST MCMINNVILLE CORPORATION
                             (Parent Company Only)

                            Statements of Cash Flows

                      Three Years Ended December 31, 1995

                Increase (Decrease) in Cash and Cash Equivalents


                                                       In Thousands
                                            --------------------------------
                                             1995         1994         1993
                                            ------       ------       ------
Cash flows from operating activities:
 Cash paid to suppliers                     $   (9)          (5)          (3)
 Income tax benefit received from
   commercial bank subsidiary                    6            -            -
                                            ------       ------       ------
       Net cash used in operating
         activities                             (3)          (5)          (3)
                                            ------       ------       ------

Cash flows from investing activities:
 Dividend received from commercial
   bank subsidiary                           1,406        1,300        1,180
 Purchase of available-for-sale securities       -           (2)           -
 Proceeds from sales of available-for-sale
   securities                                    2            -            -
                                            ------       ------       ------
       Net cash provided by
         investing activities                1,408        1,298        1,180
                                            ------       ------       ------

Cash flows from financing activities:
 Proceeds from issuance of short-term
   notes payable                                56           42            3
 Repayment of short-term
   notes payable                               (56)         (42)          (3)
 Dividends paid                             (1,202)      (1,112)      (1,005)
 Payments made to acquire Treasury
   stock                                      (116)        (109)        (140)
                                            ------       ------       ------
       Net cash used in financing
         activities                         (1,318)      (1,221)      (1,145)
                                            ------       ------       ------

Net increase in cash and cash
 equivalents                                    87           72           32

Cash and cash equivalents at
 beginning of year                             973          901          869
                                            ------       ------       ------

Cash and cash equivalents at
 end of year                                $1,060          973          901
                                            ======       ======       ======

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994





(14) First McMinnville Corporation -
        Parent Company Financial Information, Continued
     --------------------------------------------------

                        FIRST MCMINNVILLE CORPORATION
                            (Parent Company Only)

                     Statements of Cash Flows, Continued

                     Three Years Ended December 31, 1995

               Increase (Decrease) in Cash and Cash Equivalents


                                                    In Thousands
                                          --------------------------------
                                           1995         1994         1993
                                          ------       ------       ------
 Reconciliation of net earnings to
  net cash used in operating activities:
    Net earnings                          $3,106        3,077        3,187

    Adjustments to reconcile net
      earnings to net cash used in
      operating activities:
        Equity in earnings of
          commercial bank subsidiary      (3,112)      (3,080)      (3,189)
        Increase (decrease) in other
          assets, net                          3           (2)          (1)
                                          ------       ------       ------

          Total adjustments               (3,109)      (3,082)      (3,190)
                                          ------       ------       ------

          Net cash used in operating
            activities                       $(3)          (5)          (3)
                                          ======       ======       ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1995 and 1994




(15)  Disclosures About Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

          Cash and short-term investments

          For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Investments and Mortgage-Backed Securities

          The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

          Statement 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

          Loans

          Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, real estate construction and consumer.

          The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994



(15)   Disclosures About Fair Value of Financial Instruments, Continued
       ----------------------------------------------------------------
           Loans, Continued
           ----------------

           The estimated maturity for mortgages is modified from the contractual terms to give consideration to management's experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

           The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the subsidiary bank's internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

           Deposit Liabilities
           -------------------

           The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of Statement 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

           Securities Sold Under Repurchase Agreements
           -------------------------------------------

           The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.

                        FIRST MCMINNVILLE CORPORATION

                         December 31, 1995 and 1994



(15)   Disclosures About Fair Value of Financial Instruments, Continued
       ----------------------------------------------------------------

           Commitments to Extend Credit, Standby Letters of Credit and
           ------------------------------------------------------------
           Financial Guarantees Written
           ----------------------------

           Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1995 and 1994 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

           The estimated fair values of the Company's financial instruments are as follows:



                                   1995                      1994
                        -----------------------     ----------------------
                        Carrying         Fair         Carrying      Fair
                         Amount          Value         Value        Value
                        --------      ---------      ---------     -------
Financial assets:
  Cash and short-term
   investments          $  5,272        5,272          4,128         4,128
  Securities              81,106       82,108         80,276        78,261
  Loans                  100,859                      92,193
  Less: allowance for
   loan losses             1,562                       1,448
                        --------      -------        -------       -------
  Loans, net of
   allowance              99,297       99,486         90,745        88,807
                        --------      -------        -------       -------

Financial liabilities:
  Deposits               154,551      154,999        148,631       148,285
  Securities sold
   under repurchase
   agreements              4,213        4,213          2,292         2,292
  Federal funds
   purchased                 -             -             600           600

Unrecognized financial
  instruments:
Commitments to extend
     credit                  -             -              -            -
   Standby letters of
     credit                  -             -              -            -

                        FIRST MCMINNVILLE CORPORATION

                          December 31, 1995 and 1994






(15)   Disclosures About Fair Value of Financial Instruments, Continued
       ----------------------------------------------------------------

       Limitations
       -----------

           Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

           Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary Bank has a trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                         FIRST MCMINNVILLE CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      For the Year Ended December 31, 1995

                                 EXHIBIT INDEX


                                                                                                                     Sequential
                                                                                                                      Numbered
         Exhibit                                    Description                                                          Page
         -------                                    -----------                                                      ------------
          3(i)                                      Charter of First McMinnville Corporation                               *

          3(ii)                                     Bylaws of First McMinnville Corporation                                *

          4.1                                       Charter of First McMinnville Corporation (See Exhibit                  *
                                                    3(i))

          4.2                                       Bylaws of First McMinnville Corporation (See Exhibit                   *
                                                    3(ii))

         10.1                                       First National Bank of McMinnville 401(k) Retirement                  **
                                                    Plan.

         10.2                                       Consulting Agreement dated December 14, 1993 between
                                                    First National Bank of McMinnville and Robert W. Jones,
                                                    as amended.

         11                                         Statement re computation of per share earnings                        ***


         21                                         Subsidiary of First McMinnville Corporation


         27                                         Financial Data Schedule (for SEC use only)


                                               ____________________________

     * Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1994.

     **         Incorporated herein by reference to exhibits filed with Form
10-K Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1988.

     ***        Incorporated by reference to the Consolidated Statements of
Earnings of First McMinnville Corporation's Consolidated Annual Financial Statements for the year ended December 31, 1994.