Form 10QSB
period 1996-03-31
FIRST MCMINNVILLE CORP
filed 1996-05-14
CIK 743397

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

MARK ONE

  [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

  [   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
                           FOR THE TRANSITION PERIOD
                    FROM _______________ TO _______________

Commission File Number 2-90200


                        FIRST MCMINNVILLE CORPORATION
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer As Specified in its Charter)



            Tennessee                                   62-1198119
- -------------------------------                 ----------------------------
(State or Other Jurisdiction of                 (IRS Employer Identification
Incorporation or Organization)                            Number)



                200 East Main Street, McMinnville, TN  37110
                --------------------------------------------
                  (Address of Principal Executive Offices)


                               (615) 473-4402
                         ---------------------------
                         (Issuer's Telephone Number)

                               Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X            NO
                             -------            --------

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:     548,315   .
                                                  --------------
Transitional Small Business Disclosure Format (check one):

                          YES                NO    X
                             -------            --------

                         PART I - FINANCIAL INFORMATION




Item 1. Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

    Consolidated Balance Sheets - March 31, 1996 and December 31, 1995.

    Consolidated Statements of Earnings - For the three months ended March 31, 1996 and 1995.

    Consolidated Statements of Cash Flows - For the three months ended March 31, 1996 and 1995.

                        FIRST MCMINNVILLE CORPORATION

                          Consolidated Balance Sheets

                      March 31, 1996 and December 31, 1995

                                  (Unaudited)


                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------     ------------
                                                          (In Thousands)
              Assets
              ------
Loans                                               $101,124        100,859
 Less: Allowance for loan losses                      (1,569)        (1,562)
                                                    --------        -------
              Net loans                               99,555         99,297

Securities:
 Held-to-maturity, at cost (market value -
   $44,787,000 and $49,839,000, respectively)         44,628         48,837
 Available-for-sale, at market (amortized
   cost - $32,951,000 and $32,073,000,
   respectively)                                      32,822         32,269
Interest-bearing deposits in other banks                 100            100
Federal funds sold                                     1,500            300
                                                     -------        -------
         Total earning assets                        178,605        180,803

Cash and due from banks                                5,015          4,872
Bank premises and equipment, net of
 accumulated depreciation                              1,876          1,881
Accrued interest receivable                            2,082          2,015
Deferred tax asset                                       368            245
Other real estate                                        230            305
Other assets                                             578            542
                                                     -------        -------

              Total assets                          $188,754        190,663
                                                    ========        =======

     Liabilities and Stockholders' Equity
     ------------------------------------
Deposits                                            $154,800        154,551
Securities sold under repurchase agreements            2,188          4,213
Accrued interest and other liabilities                 2,331          3,010
                                                    --------        -------
         Total liabilities                           159,319        161,774
                                                    --------        -------

Stockholders' equity:
 Common stock, $2.50 par value; authorized
   5,000,000 shares, issued 579,537 shares             1,512          1,512
 Additional paid-in capital                            1,512          1,512
 Retained earnings                                    28,069         27,171
 Net unrealized gain (losses) on available-for-
   sale securities, net of tax benefit of
   $49,000 and income taxes of $74,000,
   respectively                                          (80)           122
                                                    --------        -------
                                                      31,013         30,317
 Less cost of treasury stock of 31,222 shares
   at March 31, 1996 and 28,366 shares at
   December 31, 1995                                  (1,578)        (1,428)
                                                    --------        -------
         Total stockholders' equity                   29,435         28,889
                                                    --------        -------

                                                    $188,754        190,663
                                                    ========        =======

   See accompanying notes to consolidated financial statements (unaudited).

                        FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Earnings

                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                       1996           1995
                                                     --------       ---------
                                                       (Dollars In Thousands
                                                     Except Per Share Amounts)
Interest income:
 Interest and fees on loans                          $  2,297           2,067
 Interest and dividends on securities:
   Taxable securities                                     921             938
   Exempt from Federal income taxes                       318             307
 Interest on federal funds sold                            31               3
 Interest on interest-bearing deposits
   in other banks and other interest                        2               1
                                                     --------         -------
         Total interest income                          3,569           3,316
                                                     --------         -------
Interest expense:
 Interest on negotiable order of withdrawal
   accounts                                               120             148
 Interest on money market demand and savings
   accounts                                               244             307
 Interest on certificates of deposit                    1,261             997
 Interest on securities sold under repurchase
   agreements and short term borrowings                    21              41
                                                     --------         -------
         Total interest expense                         1,646           1,493
                                                     --------         -------
         Net interest income                            1,923           1,823
Provision for loan losses                                 -                60
                                                     --------         -------
         Net interest income after
           provision for loan losses                    1,923           1,763
                                                     --------         -------
Non-interest income:
 Service charges on deposit accounts                      126             113
 Other fees and commissions                                33              32
 Commissions and fees on fiduciary activities               6               5
 Security gains related to available-for-sale
   securities                                               4              15
 Other income                                              10              20
                                                     --------         -------
                                                          179             185
                                                     --------         -------
Non-interest expenses:
 Salaries and employee benefits                           493             477
 Occupancy expenses, net                                   59              60
 Furniture and equipment expense                           18              18
 Data processing expense                                   52              52
 FDIC Insurance                                             1              83
 Other operating expenses                                 217             174
                                                     --------         -------
                                                          840             864
                                                     --------         -------
Earnings before income taxes                            1,262           1,084

Income taxes                                              364             303
                                                     --------         -------
Net earnings                                         $    898             781
                                                     ========         =======
Weighted average number of shares outstanding         549,572         553,322
                                                     ========         =======
Net earnings per share                               $   1.63            1.41
                                                     ========         =======
Dividends per share                                  $    -               -
                                                     ========         =======

   See accompanying notes to consolidated financial statements (unaudited).

                        FIRST MCMINNVILLE CORPORATION

                    Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)


                                                       1996            1995
                                                     --------         -------
                                                         (In Thousands)
Cash flows from operating activities:
 Interest received                                   $  3,453           3,199
 Fees and commissions received                            175             170
 Interest paid                                         (1,628)         (1,182)
 Cash paid to suppliers and employees                    (793)           (884)
 Income taxes paid                                       (129)            (67)
                                                     --------         -------
         Net cash provided by operating
           activities                                   1,078           1,236
                                                     --------         -------

Cash flows from investing activities:
 Proceeds from maturities of held-to-maturity
   securities                                           5,507             782
 Proceeds from maturities of available-for-
   sale securities                                      2,823             582
 Proceeds from sales of available-for-sale
   securities                                             994           4,975
 Purchase of held-to-maturity securities               (1,240)           (843)
 Purchase of available-for-sale securities             (4,700)         (1,832)
 Loans made to customers, net of repayments              (183)         (2,305)
 Purchase of premise and equipment                        (45)             (4)
                                                     --------         -------
         Net cash provided by investing
           activities                                   3,156           1,355
                                                     --------         -------
Cash flows from financing activities:
 Net decrease in non-interest bearing,
   savings and NOW deposit accounts                    (1,391)         (3,880)
 Net increase in time deposits                          1,640           3,215
 Increase (decrease) in securities sold under
   repurchase agreement                                (2,025)            434
 Decrease in Federal funds purchased                       -             (600)
 Dividends paid                                          (965)           (927)
 Payments to acquire treasury stock                      (150)             (7)
                                                     --------         -------
         Net cash used in financing activities         (2,891)         (1,765)
                                                     --------         -------

Net increase in cash and cash equivalents               1,343             826

Cash and cash equivalents at beginning of
 period                                                 5,172           4,028
                                                     --------         -------

Cash and cash equivalents at end of period           $  6,515           4,854
                                                     ========         =======

   See accompanying notes to consolidated financial statements (unaudited).

                        FIRST MCMINNVILLE CORPORATION

                   Three Months Ended March 31, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)


                                                       1996            1995
                                                     --------         -------
                                                         (In Thousands)
Reconciliation of net earnings to net cash
  provided by operating activities:
    Net earnings                                     $    898             781
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                       50              54
        Provision for loan losses                           -              60
        Gain on sale of available-for-sale
          securities                                       (4)            (15)
        FHLB dividend reinvestment                        (10)             (9)
        Increase in other assets, net                     (75)            (57)
        Increase in other liabilities                     268             219
        Increase in interest receivable                   (67)           (108)
        Increase in interest payable                       18             311
                                                     --------         -------
                Total adjustments                         180             455
                                                     --------         -------

                Net cash provided by
                  operating activities               $  1,078           1,236
                                                     ========         =======



Supplemental schedule of noncash activities:

  Unrealized gain (loss) in values of
    securities available-for-sale, net of
    income tax benefit of $123,000 and
    income tax expense of $140,000 for the
    quarters ended March 31, 1996 and 1995,
    respectively.                                    $  (201)             229
                                                     ========         =======


   See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                   Notes to Consolidated Financial Statements

                                  (Unaudited)


Basis of Presentation

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation and its wholly-owned subsidiary, First National Bank of McMinnville.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:


                                              Three Months Ended
                                                   March 31,
                                            -----------------------
                                             1996             1995
                                            ------            -----
                                                (In Thousands)
Balance, January 1, 1996 and 1995,
  respectively                              $1,562            1,448
Add (deduct):
  Losses charged to allowance                   (7)              (8)
  Recoveries credited to allowance              14                5
  Provision for loan losses                      -               60
                                            ------            -----
  Balance, March 31, 1996 and 1995,
    respectively                            $1,569            1,505
                                            ======            =====

                        FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for a complete discussion of factors that impact liquidity, capital and the results of operations.

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

     The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $9.6 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1996 commercial loans of approximately $19.4 million and other loans (mortgage and consumer) of approximately $18.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

                        FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $25.3 million will become due during the next twelve months. The Bank's deposit base increased approximately $249,000 during the quarter ended March 31, 1996. Securities sold under repurchase agreements decreased approximately $2.0 million during the first three months of 1996.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

     The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At March 31, 1996, the Bank can declare during the remainder of 1996 cash dividends in an aggregate amount not to exceed approximately $5.7 million, exclusive of any 1996 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 15.6% at March 31, 1996 and 15.2% at December 31, 1995. Total assets decreased 1.0% during the three months ended March 31, 1996. The annualized rate of return on stockholders' equity for the three months ended March 31, 1996 was 12.3% compared to 11.6% for the comparable period in 1995. Because of the high percentage of equity capital the return on equity is lower than banks in our peer group. Cash dividends will be increased in the remainder of 1996 over 1995 only to the extent that profits increase. Dividends paid during 1995 were $2.25 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     The Bank has entered into a contract to build a new branch at a total estimated cost of $800,000. At March 31, 1996 approximately $272,715 has been incurred related to this project. The Bank also completed the renovations of the main branch during the quarter ended March 31, 1996. At the present time there are no other material commitments for capital expenditures.

                        FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.2%, a Tier 2 capital to risk-based ratio of 28.5% and a Tier 1 leverage ratio of 15.5%, and was considered "well capitalized" under the regulations.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines required bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines.

Results of Operations

     Net earnings were $898,000 for the three months ended March 31, 1996 as compared to $781,000 for the same period in 1995.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

                        FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

     The Company's interest income, excluding tax equivalent adjustments, increased by $253,000 or 7.6% during the three months ended March 31, 1996 as compared to a decrease of $322,000 or 10.8% for the same period in 1995. The increase in 1996 was attributable primarily to an increase in weighted average interest rates together with a change in the mix of average earning assets with a higher volume of loans. The ratio of average earning assets to total average assets was 94.9% for the quarter ended March 31, 1996 and 94.9% for the quarter ended March 31, 1995.

     Interest expense increased by $153,000 for the three months ended March 31, 1996 or 10.2% compared to an increase of $384,000 or 34.6% for the same period in 1995. Such increases in interest expense can be attributable to an increase in weighted average interest rates combined with an increase in interest bearing liabilities. The decrease in 1995 can be attributable to a decrease in weighted average interest rates.

     The foregoing resulted in net interest income of $1,923,000 for the three months ended March 31, 1996 an increase of $100,000 or 5.5% compared to the same period in 1995.

     The provision for loan losses was $60,000 for the first three months of 1995. During the quarter ended March 31, 1996, management concluded that the allowance for loan losses was adequate to cover any potential loan losses; therefore, the Bank made no provision for loan losses. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problems on a timely basis.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 1996:


                                                  Past Due
                                                   90 Days     Non-Accrual
                                                  --------     -----------
                                                      (In Thousands)
       Real estate loans                            $   5            -
       Installment loans                                1            -
       Commercial                                       8            -
                                                    -----          ----
                                                    $  14            -
                                                    =====          ====
       Renegotiated loans                           $  -             -
                                                    =====          ====

                        FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

     At March 31, 1996, loans which include the above, totaling $8,219,000 were included in the Company's internal classified loan list. Of these loans $7,404,000 are real estate and $815,000 are personal. The collateral values securing these loans total approximately $11,914,000, ($11,715,000 related to real property and $199,000 related to personal loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The classifications include two performing working capital loans in the amounts of $2,226,000 and $603,000, respectively. These borrowers have experienced losses in recent years which resulted in the classifications. These lines are secured by collateral (consisting of real estate and personal property). The collateral valuations received by management indicate an estimated value of $2,866,000 and $933,000, respectively. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income excluding securities transactions increased $5,000 or 2.9% during the three months ended March 31, 1996 compared to an increase of $38,000 or 28.8% for the same period in 1995. The increases in 1996 and 1995 were due primarily to increases in service charges on deposit accounts of $13,000 or 11.5% and $14,000 or 14.1%, respectively.

     Securities gains during the three months ended March 31, 1996 were $4,000 related to transactions in the available-for-sale category. Securities gains during the three months ended 1995 amounted to $15,000, and related to transactions in the available-for-sale category. The gains during 1996 and 1995 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

                        FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

     Non-interest expense decreased $24,000 or 2.8% during the first three months of 1996 compared to a decrease of $26,000 or 2.9% during the same period in 1995. The decrease in 1996 related primarily to a decrease in the FDIC assessment rate during 1995. The decrease in the FDIC assessment was offset by an increase in salaries and employee benefits and other operating expenses.
The decreases in 1995 were primarily attributable to decreases in furniture and equipment expenses and decreases in other miscellaneous operating expenses. Fixed assets costs should increase slightly with the opening of the new branch.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Registrant's liquidity, capital resources or operations.

Impact of Inflation

     The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the effect on profits will not be significant.

                          PART II.  OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits
     27  Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES




     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FIRST MCMINNVILLE CORPORATION
                                         -----------------------------
                                                 (Registrant)




DATE:     May 9, 1996                    /s/ Charles C. Jacobs
      --------------------               ---------------------------
                                         Charles C. Jacobs
                                         President and
                                             Chief Executive Officer



DATE:     May 9, 1996                    /s/ Kenny D. Neal
      --------------------               ---------------------------
                                         Kenny D. Neal
                                         Chief Financial and
                                             Accounting Officer