Form 10QSB
period 1996-06-30
FIRST MCMINNVILLE CORP
filed 1996-08-12
CIK 743397

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB



    MARK ONE
    --------

     [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

     [   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                  OF THE EXCHANGE ACT

                           FOR THE TRANSITION PERIOD
                    FROM _______________ TO _______________

Commission File Number 2-90200
                       -------

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

                          YES   X            NO
                              -----             -----

State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date (July 22, 1996):    537,083

Transitional Small Business Disclosure Format (check one):

                          YES                NO   X
                              -----             -----

Total number of sequentially-numbered pages   16
                                             ----

Exhibit index is at sequentially-numbered page   15
                                                ----

                         PART I - FINANCIAL INFORMATION





Item 1. Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

    Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

    Consolidated Statements of Earnings - For the three months and six months ended June 30, 1996 and 1995.

    Consolidated Statements of Cash Flows - For the six months ended June 30, 1996 and 1995.

                         FIRST MCMINNVILLE CORPORATION

                          Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                                      June 30,      December 31,
                                                        1996            1995
                                                      --------      ------------
                                                           (In Thousands)
      Assets
      ------
Loans                                                 $102,402         100,859
 Less: Allowance for loan losses                        (1,512)         (1,562)
                                                      --------         -------
              Net loans                                100,890          99,297

Securities:
 Held-to-maturity, at cost (market value
   $53,643,000 and $49,839,000, respectively)           53,660          48,837
 Available-for-sale, at market (amortized
   cost $29,601,000 and $32,073,000,
   respectively)                                        28,800          32,269
Interest-bearing deposits in other banks                   100             100
Federal funds sold                                         -               300
                                                      --------         -------

         Total earning assets                          183,450         180,803

Cash and due from banks                                  4,777           4,872
Bank premises and equipment, net of
 accumulated depreciation                                2,045           1,881
Accrued interest receivable                              1,991           2,015
Deferred tax asset                                         623             245
Other real estate                                          346             305
Other assets                                               538             542
                                                      --------         -------
                                                      $193,770         190,663
                                                      ========         =======

     Liabilities and Stockholders' Equity
Deposits                                              $156,925         154,551
Securities sold under repurchase agreements              3,268           4,213
Federal fund purchased                                   2,000               -
Accrued interest and other liabilities                   2,074           3,010
                                                      --------         -------
         Total liabilities                             164,267         161,774
                                                      --------         -------

Stockholders' equity:
 Common stock, $2.50 par value;
   authorized 5,000,000 shares, issued
     579,537 shares                                      1,512           1,512
 Additional paid-in capital                              1,512           1,512
 Retained earnings                                      28,600          27,171
 Net unrealized gains (losses) on available-
   for-sale securities, net of income tax
   benefits of $304,000 and income taxes
   of $74,000, respectively                               (497)            122
                                                      --------         -------
                                                        31,127          30,317
 Less cost of treasury stock of 32,086 shares
   at June 30, 1996 and 28,366 shares at
   December 31, 1995                                    (1,624)         (1,428)
                                                      --------         -------
         Total stockholders' equity                     29,503          28,889
                                                      --------         -------
                                                      $193,770         190,663
                                                      ========         =======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Earnings
            Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                          June 30,
                                                            ---------------------             ----------------------
                                                              1996         1995                1996           1995
                                                            --------      -------             -------        -------
                                                            (Dollars In Thousands              (Dollars In Thousands
                                                           Except Per Share Amounts)        Except Per Share Amounts)
Interest income:
 Interest and fees on loans                                 $  2,261        2,142               4,558          4,209
 Interest and dividends on securities:
  Taxable securities                                             955          915               1,876          1,853
  Tax exempt from Federal income taxes                           335          295                 653            602
 Interest on federal funds sold                                   43           34                  74             37
 Interest on interest-bearing deposits in other
  banks and other interest                                         1            1                   3              2
                                                            --------      -------             -------        -------
       Total interest income                                   3,595        3,387               7,164          6,703
                                                            --------      -------             -------        -------
Interest expense:
 Interest on negotiable order of withdrawal accounts             117          148                 237            296
 Interest on money market demand and savings accounts            238          295                 482            602
 Interest on certificates of deposit                           1,252        1,132               2,513          2,129
 Interest on securities sold under repurchase agreements
  and short term borrowings                                       23           23                  44             64
                                                            --------      -------             -------        -------
       Total interest expense                                  1,630        1,598               3,276          3,091
                                                            --------      -------             -------        -------
       Net interest income                                     1,965        1,789               3,888          3,612
Provision for loan losses                                          -           60                   -            120
                                                            --------      -------             -------        -------
       Net interest income after provision for loan losses     1,965        1,729               3,888          3,492
                                                            --------      -------             -------        -------
Other income:
 Service charges on deposit accounts                             137          112                 263            225
 Other fees and commissions                                       42           41                  75             73
 Commissions and fees on fiduciary activities                      6            4                  12              9
 Security gains related to available-for-sale securities           -           22                   4             37
 Other income                                                      7           12                  17             32
                                                            --------      -------             -------        -------
                                                                 192          191                 371            376
                                                            --------      -------             -------        -------
Other expenses:
 Salaries and employee benefits                                  568          548               1,061          1,025
 Occupancy expenses, net                                          48           43                 107            103
 Furniture and equipment expense                                  24           15                  42             33
 Data processing expense                                          59           14                 111             97
 Security losses related to available-for-sale securities         89           24                  89             24
 Other operating expenses                                        206          318                 424            544
                                                            --------      -------             -------        -------
                                                                 994          962               1,834          1,826
                                                            --------      -------             -------        -------

Earnings before income taxes                                   1,163          958               2,425          2,042
Income taxes                                                     358          291                 722            594
                                                            --------      -------             -------        -------
Net earnings                                                $    805          667               1,703          1,448
                                                            ========      =======             =======        =======

Weighted average number of shares outstanding                547,616      552,711             548,581        553,015
                                                            ========      =======             =======        =======

Net earnings per share                                      $   1.47         1.21                3.10           2.62
                                                            ========      =======             =======        =======

Dividends per share                                         $    .50          .50                 .50            .50
                                                            ========      =======             =======        =======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                     Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)


                                                           1996           1995
                                                         --------       -------
                                                             (In Thousands)
Cash flows from operating activities:
 Interest received                                       $  7,157         6,584
 Fees and commissions received                                367           339
 Interest paid                                             (3,340)       (2,715)
 Cash paid to suppliers and employees                      (1,581)       (1,591)
 Income taxes paid                                           (688)         (659)
                                                         --------       -------
         Net cash provided by operating
           activities                                       1,915         1,958
                                                         --------       -------

Cash flows from investing activities:
 Proceeds from maturities of held-to-maturity
   securities                                              13,760         1,595
 Proceeds from maturities of available-for-sale
   securities                                               3,476         1,859
 Proceeds from sales of available-for-sale
   securities                                               3,663         7,198
 Purchase of held-to-maturity securities                  (18,573)       (1,071)
 Purchase of available-for-sale securities                 (4,731)       (4,102)
 Loans made to customers, net of repayments                (1,634)       (4,620)
 Purchase of premise and equipment                           (265)           (8)
                                                         --------       -------
         Net cash provided by (used in)
           investing activities                            (4,304)          851
                                                         --------       -------

Cash flows from financing activities:
 Net increase (decrease) in non-interest bearing,
   savings and NOW deposit accounts                           488        (2,525)
 Net increase in time deposits                              1,886         5,019
 Increase (decrease) in securities sold under
   repurchase agreement                                      (945)          254
 Increase (decrease) in Federal funds purchased             2,000          (600)
 Dividends paid                                            (1,239)       (1,203)
 Payments to acquire treasury stock                          (196)          (61)
 Advances on line of credit                                    45            13
 Repayment of advances on line of credit                      (45)          (13)
                                                         --------       -------
         Net cash provided by financing
           activities                                       1,994           884
                                                         --------       -------

Net increase (decrease) in cash and cash equivalents         (395)        3,693

Cash and cash equivalents at beginning of
 period                                                     5,172         4,028
                                                         --------       -------

Cash and cash equivalents at end of period               $  4,777         7,721
                                                         ========       =======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                    Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)





                                                            1996          1995
                                                          -------       -------
                                                             (In Thousands)
Reconciliation of net earnings to net cash
  provided by operating activities:
    Net earnings                                         $  1,703         1,448
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation                                          101           108
        Provision for loan losses                              -            120
        Security losses related to available-
          for sale                                             89            24
        Security gains related to available-
          for sale                                             (4)          (37)
        FHLB dividend reinvestment                            (21)          (18)
        Decrease (increase) in other assets, net               15           (38)
        Increase in other liabilities                          72            76
        Decrease (increase) in interest
          receivable                                           24          (101)
        Increase (decrease) in interest payable               (64)          376
                                                         --------       -------
                 Total adjustments                            212           510
                                                         --------       -------

                 Net cash provided by
                   operating activities                  $  1,915         1,958
                                                         ========       =======


Supplemental schedule of noncash activities:

  Non-cash transfers from loans to other
    real estate                                          $     41            73
                                                         ========       =======

  Unrealized gain (loss) in value of
    securities available-for-sale net of
    income tax benefit of $304,000 in
    1996 and income taxes of $317,000
    in 1995.                                             $   (618)          519
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations for the six months and three months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:


                                                     Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                    1996             1995
                                                   ------           -----
                                                      (In Thousands)
      Balance, January 1, 1996 and 1995,
        respectively                               $1,562           1,448
      Add (deduct):
        Losses charged to allowance                   (68)            (12)
        Recoveries credited to allowance               18              29
        Provision for loan losses                     -               120
                                                   ------           -----
      Balance, June 30, 1996 and 1995,
        respectively                               $1,512           1,585
                                                   ======           =====

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

     The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $10.1 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1996 commercial loans of approximately $16.7 million and other loans (mortgage and consumer) of approximately $19.4 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $23.9 million will become due during the next twelve months. The Bank's deposit base increased approximately $2.4 million during the six months ended June 30, 1996. Securities sold under repurchase agreements decreased approximately $945,000 during the six months ended June 30, 1996. The deposit base increased approximately $249,000 during the first quarter of 1996. Securities sold under repurchase agreements decreased approximately $2.0 million during the first three months of 1996. Federal funds purchased were $2,000,000 at June 30, 1996 as compared to Federal funds sold of $1,500,000 and $300,000 at March 31, 1996 and December 31, 1995, respectively.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

     The subsidiary bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At June 30, 1996, the Bank can declare during the remainder of 1996 cash dividends in an aggregate amount not to exceed approximately $5.4 million, exclusive of any 1996 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 15.2% at June 30, 1996 and December 31, 1995. Total assets increased 1.6% during the six months ended June 30, 1996. The annualized rate of return on stockholders' equity for the first six months of 1996 was 11.7% compared to 10.3% for the comparable period in 1995. Because of the high percentage of equity capital, the return on equity is lower than the reported average for banks in the Bank's peer group. Dividends of $274,000 and $276,000 or $.50 per share were declared in the six months ended June 30, 1996 and 1995, respectively. Cash dividends will be increased in the remainder of 1996 over 1995 only in the discretion of the Board of Directors as profits permit. Dividends paid during 1995 were $2.25 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     The subsidiary bank has entered into a contract to build a new branch at a total estimated cost of $800,000. At June 30, 1996, approximately $442,000 has been incurred related to this project. The new branch is scheduled to open during the third quarter of 1996. The Bank also completed the renovations of the main office during the first quarter of 1996. At the present time there are no other material commitments for capital expenditures.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.8%, a Tier 2 capital to risk-based ratio of 29.1% and a leverage ratio of 15.4%, and is classified as "well capitalized" under the regulations.

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

Results of Operations

     Net earnings were $1,703,000 for the six months ended June 30, 1996 as compared to $1,448,000 for the same period in 1995. Net earnings were $805,000 for the quarter ended June 30, 1996 as compared to $667,000 during the same quarter in 1995.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

     The Registrant's interest income, excluding tax equivalent adjustments, increased by $461,000 or 6.9% and $621,000 or 10.2% during the six months ended June 30, 1996 and 1995, respectively. Interest income for the quarter ended June 30, 1996 increased $208,000 or 6.1% over the quarter ended June 30, 1995, and $26,000 or .7% from the first quarter of 1996. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 95.5% for the six months ended June 30, 1996 and 94.8% for the same period in 1995.

     Interest expense increased by $185,000 for the six months ended June 30, 1996 or 6.0% compared to the same period in 1995. Interest expense for the quarter ended June 30, 1996 increased $32,000 or 2.0% as compared to the quarter ended June 30, 1995. Interest expense for the quarter ended June 30, 1996 decreased $16,000 or 1.0% compared to the first quarter of 1996. The increase in interest expense can be attributable to an increase in weighted average interest rates, as well as an increase in average interest bearing liabilities.

     The foregoing resulted in net interest income of $3,888,000 for the six months ended June 30, 1996, an increase of $276,000 or 7.6% compared to the prior year period. Net interest income for the quarter ended June 30, 1996 increased $176,000 or 9.8% over the second quarter of 1995 and $42,000 or 2.2% over the first quarter in 1996.

     The provision for loan losses was $120,000 for the first six months of 1995. The provision was $60,000 for the quarter ended June 30, 1995. During 1996, management concluded that the allowance for loan losses was adequate to cover any potential loan losses; therefore, the Bank made no provision for loan losses. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations, Continued

     The following schedule details selected information as to non-performing loans of the Company at June 30, 1996:


                                            June 30, 1996
                                       -----------------------
                                       Past Due
                                       90 Days     Non-Accrual
                                       --------    -----------
                                           (In Thousands)
   Real estate loans                     $ 36           -
   Installment loans                        2           -
   Commercial loans                        20           -
                                         ----         ----
                                         $ 58           -
                                         ====         ====
   Renegotiated loans                    $ -            -
                                         ====         ====


     At June 30, 1996, loans which include the above, totaling $7,748,000, were included in the Company's internal classified loan list. Of these loans $5,053,000 are real estate and $2,695,000 are personal. The collateral values securing these loans are estimated at approximately $10,694,000, ($8,516,000 related to real property and $2,178,000 related to personal loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The classifications include one performing working capital loan in the amount of $2,128,287, which has been classified by the bank as substandard. This line is secured by collateral consisting of real estate and personal property. The collateral valuations received by management indicate an estimated value of $2,866,000. The classifications also include one performing working capital loan totaling $618,129 (secured by collateral consisting of real estate and personal property for which management has received valuations estimated at $812,000) which has been classified by the bank as doubtful. The borrowers have experienced losses in recent years which resulted in the classifications. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations, Continued

     Non-interest income excluding securities transactions increased $28,000 or 8.3% during the six months ended June 30, 1996 as compared to the same period in 1995. The increase for the quarter ended June 30, 1996 was $23,000 or 13.6% as compared to the comparable quarter in 1995. The increase in the first six months of 1996 was due primarily to an increase in service charges on deposits of $38,000 combined with a decrease in other income totaling $15,000. The increase for the quarter ended June 30, 1996 as compared to the same period in 1995 was due primarily to an increase in service charges on deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

     Securities gains during the six months ended June 30, 1996 and 1995 amounted to $4,000 and $37,000, respectively, and related to transactions in the available-for-sale category. The gains during 1996 and 1995 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

     Non-interest expense excluding securities transactions decreased $57,000 or 3.2% during the first six months of 1996 as compared to the same period in 1995. The decrease for the quarter ended June 30, 1996 was $33,000 or 3.5% as compared to the quarter ended June 30, 1995. The decreases in the first six months of 1996 was primarily attributable to a decrease in the FDIC assessment rate which was effective during the second quarter of 1995. The assessment rate during the first six months of 1995 was .23% of eligible deposits. The assessment was suspended in 1995. The decrease in the FDIC assessment rate was offset by an increase in salaries and employee benefits. Fixed assets costs should increase slightly with the opening of the new branch.

     Securities losses during the six months ended June, 1996 and 1995 amounted to $89,000 and $24,000 related to transactions in the available-for-sale category. The losses during 1996 and 1995 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations, Continued

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Registrant's liquidity, capital resources or operations.

Impact of Inflation

     The primary impact which inflation has on the results of the Registrant's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not appeared to have a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the effect on profits will not be significant.

                          PART II.  OTHER INFORMATION






Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1996 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending June 30, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIRST MCMINNVILLE CORPORATION
                                          -----------------------------
                                                  (Registrant)





 DATE:  August 9, 1996                    /s/   Charles C. Jacobs
                                          ------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive
                                            Officer



 DATE:  August 9, 1996                    /s/   Kenny D. Neal
                                          ------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting
                                            Officer