Form 10QSB
period 1996-09-30
FIRST MCMINNVILLE CORP
filed 1996-11-12
CIK 743397

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

   MARK ONE

     [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                                  (615) 473-4402
                          --------------------------
                          (Issuer's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 16, 1996 - 536,783.
                                                  --------------------------

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
                                                ----

                         PART I - FINANCIAL INFORMATION




Item 1. Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

    Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

    Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1996 and 1995.

    Consolidated Statements of Cash Flows - For the nine months ended September 30, 1996 and 1995.

                         FIRST MCMINNVILLE CORPORATION

                          Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                                     September 30,     December 31,
                                                         1996             1995
                                                     -------------     ------------
                                                            (In Thousands)
      Assets
Loans                                                   $105,654          100,859
   Less: Allowance for loan losses                        (1,563)          (1,562)
                                                        --------          -------
              Net loans                                  104,091           99,297

Securities:
 Held-to-maturity, at cost (market value
   $55,523,000 and $49,839,000, respectively)             55,277           48,837
 Available-for-sale, at market (amortized cost
   $25,242,000 and $32,073,000, respectively)             24,675           32,269
Interest-bearing deposits in other banks                     100              100
Federal funds sold                                             -              300
                                                        --------          -------
         Total earning assets                            184,143          180,803

Cash and due from banks                                    6,299            4,872
Bank premises and equipment, net of
 accumulated depreciation                                  2,300            1,881
Accrued interest receivable                                2,189            2,015
Deferred tax asset                                           534              245
Other real estate                                            146              305
Other assets                                                 540              542
                                                        --------          -------
                                                        $196,151          190,663
                                                        ========          =======

     Liabilities and Stockholders' Equity
Deposits                                                $157,841          154,551
Securities sold under repurchase agreements                4,190            4,213
Federal funds purchased                                    1,800                -
Other liabilities                                          2,321            3,010
                                                        --------          -------
         Total liabilities                               166,152          161,774
                                                        --------          -------

Stockholders' equity:
 Common stock, $2.50 par value; authorized
   5,000,000 shares and issued 579,537 shares              1,512            1,512
 Additional paid-in capital                                1,512            1,512
 Retained earnings                                        29,535           27,171
 Net unrealized gains (losses) on available-
   for-sale securities, net of tax benefits
   of $215,000 and income taxes of $74,000,
   respectively                                             (351)             122
                                                        --------          -------
                                                          32,208           30,317
 Less cost of treasury stock of 42,754 shares
   at September 30, 1996 and 28,366 shares at
   December 31, 1995                                      (2,209)          (1,428)
                                                        --------          -------
         Total stockholders' equity                       29,999           28,889
                                                        --------          -------
                                                        $196,151          190,663
                                                        ========          =======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Earnings

                 Three Months Ended September 30, 1996 and 1995
               and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,              September 30,
                                                                 -------------------------     -------    -------
                                                                   1996             1995        1996       1995
                                                                 --------          -------     -------    -------
                                                                (Dollars In Thousands, Except Per Share Amounts)
Interest income:
 Interest and fees on loans                                      $  2,304            2,209       6,862      6,418
 Interest on dividends on securities:
  Taxable securities                                                1,022              931       2,898      2,784
  Tax exempt from Federal income taxes                                331              294         984        896
 Interest on federal funds sold                                         -               63          74        100
 Interest on interest-bearing deposits in other
  banks and other interest                                              2                1           5          3
                                                                 --------          -------     -------    -------
     Total interest income                                          3,659            3,498      10,823     10,201
                                                                 --------          -------     -------    -------

Interest expense:
 Interest on negotiable order of withdrawal
  accounts                                                            119              131         356        427
 Interest on money market demand and savings
  accounts                                                            242              286         724        888
 Interest on certificates of deposit                                1,246            1,214       3,759      3,343
 Interest on securities sold under repurchase
  agreements and short-term borrowings                                 59               23         103         87
                                                                 --------          -------     -------    -------
     Total interest expense                                         1,666            1,654       4,942      4,745
                                                                 --------          -------     -------    -------
     Net interest income                                            1,993            1,844       5,881      5,456
Provision for loan losses                                              30               40          30        160
                                                                 --------          -------     -------    -------
     Net interest income after provision
      for loan losses                                               1,963            1,804       5,851      5,296
                                                                 --------          -------     -------    -------

Other income:
 Service charges on deposit accounts                                  127              120         390        345
 Other fees and commissions                                            50               40         125        113
 Commissions and fees on fiduciary activities                           8                6          20         15
 Security gains related to available-for-sale
  securities                                                           49               42          53         79
 Other income                                                           5               15          22         47
                                                                 --------          -------     -------    -------
     Total other income                                               239              223         610        599
                                                                 --------          -------     -------    -------

Other expenses:
 Salaries and employee benefits                                       507              477       1,568      1,502
 Occupancy expenses, net                                               60               45         167        148
 Furniture and equipment expense                                       23               22          65         55
 Data processing expense                                               69               52         180        149
 Security losses related to available-for-sale
  securities                                                           57                -         146         24
 Other operating expenses                                             214              213         638        757
                                                                 --------          -------     -------    -------
     Total other expenses                                             930              809       2,764      2,635
                                                                 --------          -------     -------    -------
     Earnings before income taxes                                   1,272            1,218       3,697      3,260
Income taxes                                                          337              343       1,059        937
                                                                 --------          -------     -------    -------
     Net earnings                                                $    935              875       2,638      2,323
                                                                 ========          =======     =======    =======
Weighted average number of shares outstanding                     538,635          552,199     545,242    552,739
                                                                 ========          =======     =======    =======
Per share amounts:
 Net earnings                                                    $   1.74             1.58        4.84       4.20
                                                                 ========          =======     =======    =======
 Dividends                                                       $      -                -         .50        .50
                                                                 ========          =======     =======    =======




See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                     Consolidated Statements of Cash Flows

                 Nine Months Ended September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents


                                                     1996             1995
                                                   --------          -------
                                                         (In Thousands)
Cash flows from operating activities:
 Interest received                                  $10,605            9,914
 Fees and commissions received                          557              544
 Interest paid                                       (4,877)          (4,118)
 Cash paid to suppliers and employees                (2,286)          (2,237)
 Income taxes paid                                   (1,025)            (953)
                                                    -------           ------
          Net cash provided by operating
              activities                              2,974            3,150
                                                    -------           ------

Cash flows from investing activities:
 Proceeds from maturities of held-to-maturity
   securities                                        14,897            8,631
 Proceeds from maturities of available-for-sale
   securities                                         4,549            4,677
 Proceeds from sales of available-for-sale
   securities                                         8,944            9,145
 Purchase of available-for-sale securities           (6,724)         (15,512)
 Purchase of held-to-maturity securities            (21,324)          (3,099)
 Loans made to customers, net of repayments          (4,865)          (6,150)
 Purchase of premise and equipment                     (571)            (329)
 Proceeds from sales of other real estate               200                3
                                                    -------           ------
          Net cash used in investing
             activities                              (4,894)          (2,634)
                                                    -------           ------

Cash flows from financing activities:
 Net increase (decrease) in non-interest
   bearing, savings and NOW deposit accounts            770           (1,778)
 Net increase in time deposits                        2,520            7,044
 Increase (decrease) in securities sold under
   repurchase agreement                                 (23)           2,129
 Increase (decrease) in Federal funds purchased       1,800             (600)
 Dividends paid                                      (1,239)          (1,203)
 Payments to acquire treasury stock                    (781)             (69)
 Advances on line of credit                              45               14
 Repayment of advances on line of credit                (45)             (13)
                                                    -------           ------

          Net cash provided by financing
                activities                            3,047            5,524
                                                    -------           ------

Net increase in cash and cash equivalents             1,127            6,040

Cash and cash equivalents at beginning of
 period                                               5,172            4,028
                                                    -------           ------
Cash and cash equivalents at end of period          $ 6,299           10,068
                                                    =======           ======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                 Nine Months Ended September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                        1996            1995
                                                      ---------       -------
                                                         (In Thousands)
Reconciliation of net earnings to net cash
  provided by operating activities:
    Net earnings                                      $   2,638        2,323
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                            152          162
    Provision for loan losses                                30          160
    Security losses related to available-
      for-sale                                              146           24
    Security gains related to available-
      for-sale                                              (53)         (79)
    FHLB dividend reinvestment                              (31)         (27)
    Decrease in refundable income taxes                      25           39
    Increase in interest receivable                        (174)         (93)
    Increase in taxes payable                                 9          (55)
    Increase in interest payable                             65          627
    Increase in other assets                                (35)        (164)
    Increase in other liabilities                           202          233
                                                      ---------      -------
           Total adjustments                                336          827
                                                      ---------      -------
           Net cash provided by operating
                activities                            $   2,974        3,150
                                                      =========      =======


Supplemental schedule of noncash activities:

 Non-cash transfers from loans to other
   real estate                                        $      41           73
                                                      =========      =======
 Unrealized gain (loss) in value of
   securities available-for-sale, net of
   income tax benefit of $289,000 in 1996
   and income taxes of $367,000 in 1995               $(473,000)     599,000
                                                      =========      =======

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of operations for the nine months and three months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:


                                                   Nine Months Ended
                                                     September 30,
                                                  --------------------
                                                   1996          1995
                                                  ------         -----
                                                     (In Thousands)
    Balance, January 1, 1996 and 1995,
      respectively                                $1,562         1,448
    Add (deduct):
      Losses charged to allowance                    (77)          (15)
      Recoveries credited to allowance                48            35
      Provision for loan losses                       30           160
                                                  ------         -----
    Balance, September 30, 1996 and 1995,
      respectively                                 1,563         1,628
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

Liquidity and Interest Rate Sensitivity Management

     The concept of liquidity involves the ability of the Company and its subsidiary to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

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

     The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.4 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1996 commercial loans of approximately $17.0 million and other loans (mortgage and consumer) of approximately $19.9 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $21.3 million will become due during the next twelve months. The Bank's deposit base increased approximately $3.3 million during the nine months ended September 30, 1996. Securities sold under repurchase agreements decreased approximately $23,000 during the nine months ended September 30, 1996 and increased approximately $922,000 during the three months ended September 30, 1996. The deposit base increased approximately $3,290,000 during the nine months ended September 30, 1996.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

     The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At September 30, 1996, the Bank can declare during the remainder of 1996 cash dividends in an aggregate amount not to exceed approximately $5.4 million, exclusive of any 1996 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholder's equity to total assets was 15.3% at September 30, 1996 and 15.2% at December 31, 1995. Total assets increased 2.9% during the nine months ended September 30, 1996. The annualized rate of return on stockholders' equity for the first nine months of 1996 was 11.9% compared to 11.2% for the comparable period in 1995. The high percentage of equity capital to total assets contributes to a return on equity lower than the average for banks in the Bank's peer group. Dividends of $274,000 and $276,000 or $.50 per share were declared in the nine months ended September 30, 1996 and 1995, respectively. Cash dividends will be paid or increased in the remainder of 1996 over 1995 only as profits permit. Dividends paid during 1995 were $2.25 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     The Bank completed the construction of a new branch facility during the third quarter of 1996 and renovated the main office during the first quarter of 1996. At the present time, there are no material commitments for capital expenditures.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.3%, a Tier 2 capital to risk-based ratio of 28.6% and a Tier 1 leverage ratio of 15.4%, and was considered "well capitalized" under the regulations.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and substantially exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 1996.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations

     Net earnings were $2,638,000 for the nine months ended September 30, 1996 as compared to $2,323,000 for the same period in 1995. Net earnings were $935,000 for the quarter ended September 30, 1996 as compared to $875,000 during the same quarter in 1995.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. This is particularly true with the volatility of interest rates encountered in recent years.

     The Company's interest income, excluding tax equivalent adjustments, increased by $622,000 or 6.1% during the nine months ended September 30, 1996 as compared to the comparable period in 1995. Interest income for the quarter ended September 30, 1996 increased $161,000 or 4.6% when compared to the quarter ended September 30, 1995 and $64,000 or 1.8% as compared to the second quarter of 1996. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 95.6% for the nine months ended September 30, 1996 as compared to 94.9% for the year ended December 31, 1995.

     Interest expense increased by $197,000 for the nine months ended September 30, 1996 or 4.2% as compared to the same period in 1995. Interest expense for the quarter ended September 30, 1996 increased $12,000 or .7% as compared to the quarter ended September 30, 1995. Interest expense for the quarter ended September 30, 1996 increased $36,000 or 2.2% over the quarter ended June 30, 1996. Such increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities.

     The foregoing resulted in net interest income of $5,881,000 for the nine months ended September 30, 1996, an increase of $425,000 or 7.8% compared to the prior year period. Net interest income for the quarter ended September 30, 1996 increased $149,000 or 8.1% as compared to the third quarter of 1995 and increased $28,000 or 1.4% over the quarter ended June 30, 1996.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

     The provision for loan losses was $30,000 and $160,000 for the first nine months of 1996 and 1995, respectively. The provision was $30,000 and $40,000 for the quarters ended September 30, 1996 and 1995, respectively. The reduction in the provision during 1996 resulted from management's conclusion that the allowance for possible loan losses was adequate to cover any potential loan losses. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

     The following schedule details selected information as to non-performing loans of the Company at September 30, 1996:

                                                      September 30, 1995
                                                   -------------------------
                                                    Past Due
                                                    90 Days      Non-Accrual
                                                   ---------     -----------
                                                       (In Thousands)
   Real estate loans                                 $222             -
   Installment loans                                    3             -
   Commercial, financial and agricultural loans       715             -
                                                     ----          ----
                                                     $940             -
                                                     ====          ====
   Renegotiated loans                                $  -             -
                                                     ====          ====


     At September 30, 1996, loans which include the above, totaling $7,974,270 were included in the Company's internal classified loan list. Of these loans $5,024,583 are real estate and $2,949,687 are personal. The collateral values securing these loans total approximately $11,143,000, ($8,281,000 related to real property and $2,862,000 related to personal loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Loans are placed on non-accrual when it becomes doubtful, in the judgment of management, that principal and interest will be realized. The classifications include five performing working capital loans in the amounts of $2,119,584, $776,091, $730,807, $835,690 and $606,000, respectively. These borrowers have experienced losses in recent years which resulted in the classifications.
These lines are secured by collateral (consisting of real estate and personal property). The collateral valuations received by management indicate an estimated value of $2,866,000, $739,000, $1,403,000, $320,000 and $933,000,
respectively. Without these collateral valuations some or all of these loans might be placed on non-accrual. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                         FIRST MCMINNVILLE CORPORATION

Item 2. Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income excluding securities transactions increased $37,000 or 7.1% during the nine months ended September 30, 1996 as compared to the same period in 1995. The increase for the quarter ended September 30, 1996 was $9,000 or 5.0% as compared to the comparable quarter in 1995. The increases were due primarily to an increase in customer service charges on deposit accounts. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

     Securities gains and losses during the nine months ended September 30, 1996 amounted to $53,000 and $146,000, respectively, as compared to gains of $79,000 and $24,000 for the comparable period in 1995. The gains during 1996 and 1995 related to transactions in the available-for-sale category. These gains and losses were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

     Non-interest expense, excluding securities transactions, increased $7,000 or .3% during the first nine months of 1996 as compared to the same period in 1995. The increase for the quarter ended September 30, 1996 was $64,000 or 7.9% as compared to the quarter ended September 30, 1995. The slight increase during the nine months ended September 30, 1996 resulted primarily from increases in salary and employee benefits, an increase in data processing expenses which resulted from the installation of new equipment to provide customers with check imaging services, and increased occupancy expenses due to the opening of a new branch facility during the third quarter of 1996. These increases were offset by a decrease in the FDIC assessment rate which was effective for the second half of 1995. Fixed asset costs are expected to remain stable in the remainder of 1996.

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

                          PART II.  OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at September 30, 1996 (unaudited) as is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending September 30, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST MCMINNVILLE CORPORATION
                                                   (Registrant)



DATE:   November 8, 1996                 /s/    Charles C. Jacobs
        ----------------                 -------------------------------------
                                         Charles C. Jacobs
                                         President and Chief Executive Officer



DATE:   November 8, 1996                 /s/    Kenny D. Neal
        ----------------                 --------------------------------------
                                         Kenny D. Neal
                                         Chief Financial and Accounting Officer