Form 10KSB40
period 1996-12-31
FIRST MCMINNVILLE CORP
filed 1997-03-27
CIK 743397

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-KSB
                              --------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                                      None
                                (Title of Class)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         The issuer's revenues for the year ended December 31, 1996 were $15,329,000.

                (FACING SHEET CONTINUED ON NEXT SEQUENTIAL PAGE)


================================================================================

                            (FACING SHEET CONTINUED)

      The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common voting stock held by nonaffiliates as of February 14, 1997 is approximately $27,152,321. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 475,439 shares held by non-affiliates at February 14, 1997.

         The number of shares outstanding for each of the Registrant's classes of common stock, as of February 14, 1997: 536,377.

         DOCUMENTS INCORPORATED BY REFERENCE: None, except as set forth in the
         Exhibit Index.

         Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                       ---   ---
                              (END OF FACING SHEET)

                          FIRST MCMINNVILLE CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

PART I .............................................................................................    1

      ITEM  1  DESCRIPTION OF BUSINESS ..............................................................   1
      ITEM  2  DESCRIPTION OF PROPERTY ..............................................................  32
      ITEM  3  LEGAL PROCEEDINGS ....................................................................  32
      ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................  32

PART II ............................................................................................   32

      ITEM  5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............................  32
      ITEM  6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION* ...........................  35
      ITEM  7  FINANCIAL STATEMENTS .................................................................  44
      ITEM  8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE ...............................................  44

PART III ...........................................................................................   45

      ITEM  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT ..................................................................  45
      ITEM 10. EXECUTIVE COMPENSATION ...............................................................  48
      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ...........................................................................  50
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................................  52
      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .....................................................  52

      Signatures ...................................................................................   54

      Supplemental Information .....................................................................   56

      Exhibit Index ................................................................................   58

      Index To Financial Statements ................................................................  F-1

         *Management's discussion and analysis may include forward-looking statements. Many factors affect First McMinnville Corporation's (the "Company") financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide Form 10-KSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company.

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

THE COMPANY

      First McMinnville Corporation (the "Company") is a bank holding company that, at February 28, 1997, owned all of the stock of The First National Bank of McMinnville (the "Bank" or "The First National Bank"). At December 31, 1996, the Company had total assets of approximately $195,732,000 and total Shareholders' equity of $30,025,000. The Company reported net earnings of approximately $3,444,000 for fiscal 1996. The Company, a financial services corporation incorporated under the laws of the State of Tennessee, was formed in 1984 for the purpose of acquiring all issued and outstanding common stock of The First National Bank. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1996, the Bank's total loans (net of reserve for possible loan losses) were $107,940,000 and its total deposits were $159,746,000.

      The principal executive offices of the Company and The First National Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (615) 473-4402.

(a)   Business Development.

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

(b)   Business of the Company.

      The Company's principal business is the ownership of the Bank. The Company currently conducts all of its material operations through The First National Bank, its wholly owned subsidiary. The Company and the Bank concentrate on developing the financial service business of the Bank in Warren County, Tennessee and in other trade areas (generally, in those counties contiguous to Warren County).

      The Company's principal source of income in 1996 was the earnings of the Bank. The First National Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted of bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Tennessee, primarily in the Warren County trade area, through the Bank's operations.

FINANCIAL SUMMARY OF THE COMPANY

      A financial summary of the Company and its consolidated Subsidiary is detailed below (amounts are rounded):

                                                         DECEMBER 31
                            -------------------------------------------------------------------------
                                1996           1995           1994          1993           1992


Total Assets                $195,732,000   $190,663,000   $180,486,000   $170,913,000   $169,144,000

Deposits                    $159,746,000   $154,551,000   $148,631,000   $140,162,000   $134,377,000

Shareholders' Equity        $ 30,025,000   $ 28,889,000   $ 26,452,000   $ 25,240,000   $ 23,278,000

OPERATIONS

      The First National Bank operates five full-service banking offices located in Warren County, Tennessee. Its principal office is located in McMinnville, Tennessee and it has additional branches in McMinnville and Viola, Tennessee. The Bank provides banking, trust and other financial services throughout the Tennessee markets of Warren County and other contiguous counties, as well as, to a lesser extent, other areas. The First National Bank, a national banking association, was originally established in 1874. The Bank operates four automated teller machines ("ATMs").

      For retail customers, The First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, accounts receivable and floor plan loans, and real estate and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank is a correspondent bank of First Tennessee Bank National Association, Chattanooga, Tennessee, and National Bank of Commerce, Memphis, Tennessee. The Bank operates a trust department. The Company and The First National Bank intend for the foreseeable future to concentrate their efforts in their existing markets.

      The Company and the Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below.

      There also have been a number of recent legislative and regulatory proposals designed to overhaul or otherwise "strengthen" the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Company or the financial services industries in which the Company and the Bank compete.

SUBSIDIARY

         The Bank is the Company's sole subsidiary (the "Subsidiary").

SERVICES AND TRANSACTIONS WITH SUBSIDIARY

         Intercompany transactions between the Company and its Subsidiary are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its Board of Directors and with the officers elected by the Bank's Board.

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

      Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. The Company and each of its subsidiary financial institutions exceed all applicable capital adequacy standards.

      Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its Subsidiary and to commit resources to support the Subsidiary in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to its Subsidiary would also be subordinate in right of payment to deposits and certain other indebtedness of such Subsidiary. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and over all financial condition.

FIRREA and FDICIA.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a cross-guarantee provision which could result in insured depository institutions owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

      The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

      The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL(S) rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). The Company's Subsidiary financial institution as of December 31, 1996 was categorized as "well capitalized".

      FDICIA made extensive changes in then-existing rules regarding audits,examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposed new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

      Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as such.

      FDIC Insurance Assessments. The subsidiary depository institutions of the Company are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "FIRREA and FDICIA."

      FIRREA, adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks. As of January 1, 1996, the SAIF had not reached the designated reserve ratio. The Company has not acquired any SAIF-insured deposits during the years from 1989 to the present, and as of December 31, 1996, none of the Company's banking Subsidiary's deposits were insured by the SAIF.

      The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of
65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of
1.25 percent of the deposits insured by SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996.

      Institutions that have deposits insured by both the BIF and the SAIF ("Oakar Banks") were required to pay the special assessment on 80% of their "adjusted attributable deposit amounts"("AADA"). In addition, for purposes of future regular deposit insurance assessments, the AADA on which Oakar Banks pay assessments to SAIF was also reduced by 20%. Commencing January 1, 1997, BIF insured institutions are responsible for a portion of the annual carrying costs of the FICO bonds. Such institutions will be assessed at 80% of the rate applicable to SAIF-insured institutions until December 31, 1999. Effective January 1, 1997, the Funds Act also reduced ongoing SAIF deposit insurance assessment rates to a range from 6.4 cents to 23 cents (from previous rates of 23 cents to 31 cents) per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates to a range from zero to 1.3 cents per $100 of insured deposits. Additionally, pursuant to the Funds Act, if the reserves in the BIF at the end of any semiannual assessment period exceed 1.25% of insured deposits, the FDIC is required to refund the excess to the BIF-insured institutions.

      The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC is required to issue regulations to guard against the shifting of deposits from SAIF to BIF. A report to Congress regarding the merger of the SAIF and the BIF is required from the Treasury Department by March 31, 1997. As of December 31, 1996, none of the Company's banking Subsidiary's deposits were insured by the SAIF.

      Please refer to the section hereinbelow entitled "Restrictions on Dividends Paid by the Bank as a Company Subsidiary," to Item 5(c) "Dividends," and to the Consolidated Financial Statements.

      Interstate Banking and Other Recent Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state,
(ii) interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Tennessee. Overall, Riegle-Neal is expected to have the effect of increasing competition and promoting geographic diversification in the banking industry.

      In addition, the Funds Act contains a variety of regulatory relief measures affecting banks and thrifts, including provisions modifying some of the more onerous requirements imposed under federal banking laws passed in the late 1980s and early 1990s. Among the measures are provisions reducing certain regulatory burdens imposed upon bank holding companies. For example, the Funds Act eliminates the requirement that a bank holding company file an application with the OTS to (i) acquire control of a thrift, or (ii) become a unitary savings and loan holding company as a result of such acquisition.

      The law requires each Federal banking agency to prescribe uniform regulations including guidelines ensuring that interstate branches operated by out-of-State banks are reasonably helping to meet the credit needs of communities where they operate. These agencies are required to conduct evaluations of overall Community Reinvestment Act performance of institutions with interstate branches. New procedural requirements are also required of the Federal banking agencies pertaining to agency preemption opinion letters and interpretive rules in connection with community reinvestment, consumer protection, fair lending and establishment of intrastate branches.

      Revival of Statute of Limitations. The Act permits the FDIC or Resolution Trust Corporation, in certain circumstances, acting as conservator or receiver of a failed depository institution to "revive" tort claims that had expired under a State statute of limitations within five years of the appointment of a receiver or conservator.

      The Funds Act also provides that a bank holding company owning or controlling a thrift will no longer be subject to the supervision and regulation of the OTS. The OTS will continue to regulate and supervise all thrifts acquired in such transactions.

      Riegle-Neal provided also for certain community investment and development programs. The "Community Development Financial Institutions Fund" portion of the legislation is supposed to promote economic revitalization and community development through investment in "Community Development Financial Institutions." Subtitle B, entitled "The Home Ownership and Equity Protection Act of 1994," has the stated purpose of increasing the protections afforded to individuals most at risk from abusive lending practices. This section applies particularly to high-interest mortgages secured by the borrowers' homes.

      In addition, Riegle-Neal contains provisions intended to enhance small business capital formation. In part, the law seeks to remove impediments in existing law to the securitization of small business loans and leases. The Small Business Loan Securitization and Secondary Market Enhancement Act of 1994 creates a secondary market framework for small business related securities, with the goal of stimulating the flow of funds to small businesses, thus creating new jobs and stimulating economic growth. The Small Business Capital Enhancement Act provides for the use of $50 million in Federal funds to encourage and expand certain defined Capital Access Programs administered by states and other localities.

      Finally, Riegle-Neal contained a number of initiatives to lessen the regulatory burden placed upon depository institutions, to improve consumer protection areas of advertizing, to deal further with money laundering and to improve the financial condition of the National Flood Insurance Program (the "NFIP"). This legislation is designed to improve compliance with the mandatory purchase requirements of the NFIP by lenders and secondary market purchasers, which is anticipated to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas.

      Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act.

TENNESSEE BANK AND BANK HOLDING COMPANY REGULATION

      Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, a Tennessee bank holding company is prohibited under Tennessee law from acquiring a bank outside the four major metropolitan areas (Shelby, Davidson, Knox, and Hamilton Counties in which Memphis, Nashville, Knoxville, and Chattanooga are located, respectively), unless the bank has been in operation for at least five (5) years. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Tennessee Department of Financial Institutions (the "TDFI"), the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the OCC, subject to certain state law requirements and provisions of the Interstate Banking Act.

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

USURY PROVISIONS

      The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum rate of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 14, 1997, the maximum effective rate contract interest rate was approximately 12.25%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

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

RESTRICTIONS ON DIVIDENDS PAID BY THE BANK AS A COMPANY SUBSIDIARY

      The Company is a legal entity separate and distinct from its financial institution Subsidiary. The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from The First National Bank. Both federal and state laws impose restrictions on the ability of banks to pay dividends. State law restricts the ability of corporations (such as the Company) to pay dividends (as is more fully discussed in Item 5 of this Report), and federal law limits dividends by the Bank.

      The Company and the Bank are subject to regulatory capital requirements administered by the OCC and the Federal Reserve Board. Various federal and state statutory provisions limit the amount of dividends an affiliate financial institution can pay to the Company without regulatory approval. The approval of federal and state bank regulatory agencies, as appropriate, is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the institution's net profits, as defined by regulatory agencies, for such year combined with its retained net profits for the preceding two years. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by any financial institution subsidiary may also be affected by other factors, such as the maintenance of adequate capital. Please refer to Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends.

      Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institutions financial statements. The relevant regulations require The First National Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and the Bank. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1996, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

      Certain Transactions with Affiliates. The Company is a legal entity separate and distinct from The First National Bank. There are various legal restrictions on the extent to which a bank holding company (such as the Company) and any nonbank subsidiary that it might form or own in the future can borrow or otherwise obtain credit from any bank subsidiary such as the Bank. For example, The First National Bank is subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus, and as to the holding company and all such nonbank Subsidiary in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on "non-credit" transactions between the Bank and the Company (and nonbank Company affiliates).

COMPETITION

      The banking business in the areas served by the Company and The First National Bank is highly competitive. One of the Company's competitors is a subsidiary of a regional Tennessee bank holding company system and may have greater financial and other resources than the Company. Competition exists with other area state and national banks, as well as with other financial services organizations, such as thrift institutions, brokerage houses and government agencies, for deposits and/or loans. The First National Bank also competes for funds with savings and loan associations and credit unions. Competition also exists for loans from other financial institutions, such as savings and loan associations, insurance companies, small loan companies, credit unions, and certain governmental agencies. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company and The First National Bank.

      The principal geographic area of the Company's and The First National Bank's operations encompasses McMinnville, other areas of Warren County, and surrounding areas of Tennessee. In this area, there are six commercial banks, operating more than ten offices and branches (exclusive of free-standing ATM's) and holding an aggregate (reportedly) of more than $400 million in deposits as of approximately December 31, 1996. The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as First American National Bank.

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

EMPLOYEES

      At February 14, 1997, the Registrant and its banking subsidiary employed sixty-three persons on a full-time, and seven persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by The First National Bank, as are certain benefit plans (described elsewhere herein) adopted by The First National Bank. The Company believes its relations with its employees are satisfactory.

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

LINE OF BUSINESS

      The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1996.

               SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

      The following section presents selected financial data and certain statistical data concerning the Company that should be read in conjunction with
Item 6, "Management's Discussion and Analysis or Plan of Operation."

                          FIRST MCMINNVILLE CORPORATION

                       Selected Financial Data (Unaudited)

     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for each of the five years ended December 31, 1996.


                                                            In Thousands, Except Per Share Information
                                                ------------------------------------------------------------------
                                                                       Year ended December 31
                                                ------------------------------------------------------------------
                                                  1996          1995          1994          1993          1992

                                                ---------     ---------     ---------     ---------     ---------
Interest income                                 $  14,670     $  13,892     $  12,528     $  12,113     $  12,450
Interest expense                                    6,599         6,418         4,844         4,534         5,185
                                                ---------     ---------     ---------     ---------     ---------
      Net interest income                           8,071         7,474         7,684         7,579         7,265
Provision for possible
  loan losses                                         150           160           240           240           485
                                                ---------     ---------     ---------     ---------     ---------
Net interest income after
  provision for possible
  loan losses                                       7,921         7,314         7,444         7,339         6,780
Non-interest income                                   659           686           574           655           718
Non-interest expense                               (3,700)       (3,595)       (3,738)       (3,604)       (3,304)
                                                ---------     ---------     ---------     ---------     ---------
      Earnings before income taxes
        and cumulative effect of
        change in accounting principle              4,880         4,405         4,280         4,390         4,194
Income taxes                                        1,436         1,299         1,203         1,225         1,139
Cumulative effect of change in
  accounting for income taxes                        --            --            --              22          --
                                                ---------     ---------     ---------     ---------     ---------
      Net earnings                              $   3,444         3,106         3,077         3,187         3,055
                                                =========     =========     =========     =========     =========


Cash dividends declared                         $   1,294         1,240         1,191         1,085           978
                                                =========     =========     =========     =========     =========


Total assets - end of year                      $ 195,732       190,663       180,486       170,913       164,144
                                                =========     =========     =========     =========     =========


Stockholders' equity - end
  of year                                       $  30,025        28,889        26,452        25,240        23,278
                                                =========     =========     =========     =========     =========

Per share information:
  Earnings per share*                           $    6.34          5.62          5.55          5.72          5.46
                                                =========     =========     =========     =========     =========

  Dividends per share*                          $    2.40          2.25          2.15          1.95          1.75
                                                =========     =========     =========     =========     =========

  Book value per share*                         $   55.94         52.41         45.64         45.42         41.66
                                                =========     =========     =========     =========     =========

  Ratios:
    Return on average
      stockholders' equity                          11.55%        11.03%        11.57%        12.87%        13.47%
                                                =========     =========     =========     =========     =========
    Return on average
      assets                                         1.78%         1.67%         1.73%         1.89%         1.93%
                                                =========     =========     =========     =========     =========
    Stockholders' equity
      to assets                                     15.34%        15.15%        14.66%        14.77%        14.18%
                                                =========     =========     =========     =========     =========



*Per share data has been retroactively restated to reflect a 2 for 1 stock split on October 1, 1994.

                        FIRST MCMINNVILLE CORPORATION


                                 FORM 10-KSB


                              DECEMBER 31, 1996


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

         Non-accrual loans, if any, have been included in their respective loan categories. Loan fees of $42,000, $34,000 and $35,000 for 1996, 1995 and 1994, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans. In 1996 and 1994 loans fees of $11,000 are included in real estate loan income and represent an adjustment of the yield on these loans.

                         FIRST MCMINNVILLE CORPORATION

                                  FORM 10-KSB

                               December 31, 1996

                                                     In Thousands, Except Interest Rates
                                          --------------------------------------------------------
                                                      1996                        1995                    1996/1995 Change
                                          --------------------------- ----------------------------  ---------------------------
                                            Average Interest  Income/  Average   Interest  Income/    Due to    Due to
                                            Balance   Rate    Expense  Balance    Rate    Expense     Volume     Rate     Total
                                          --------------------------- ----------------------------  ---------------------------
Loans, net of unearned interest           $ 103,919     9.03    9,380  96,773     9.10    8,802        650      (72)      578

Investment securities - taxable              55,731     7.00    3,899  55,221     6.72    3,712         34      153       187
                                          --------------------------- -------------------------                           ---

Investment securities - tax exempt           23,994     5.41    1,299  22,553     5.40    1,217         78        4        82
Taxable equivalent adjustment                           2.79      669             2.78      627         40        2        42
                                          --------------------------- -------------------------                           ---
          Total tax-exempt investment
            securities                       23,994     8.20    1,968  22,553     8.18    1,844        118        6       124
                                          --------------------------- -------------------------                           ---

          Total investment securities        79,725     7.36    5,867  77,774     7.14    5,556        139      172       311
                                          --------------------------- -------------------------                           ---

Federal funds sold                            1,617     5.32       86   2,653     5.88      156        (61)      (9)      (70)

Interest-bearing deposits in banks              100     6.00        6     100     5.00        5          -        1         1
                                          --------------------------- -------------------------                           ---

          Total earning assets              185,361     8.28   15,339 177,300     8.19   14,519        660      160       820
                                          --------------------------- -------------------------                           ---

Cash and due from banks                       4,243                     4,202

Allowance for possible loan losses           (1,567)                   (1,563)

Bank premises and equipment                   2,115                     1,677

Other assets                                  3,156                     3,827
                                          ---------                   -------

          Total assets                    $ 193,308                   185,443
                                          =========                   =======

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1996

                                                  In Thousands, Except Interest Rates
                                       ------------------------------------------------------------------
                                            1996                                         1995                    1996/1995 Change
                                       ----------------------------------  ------------------------------     ---------------------
                                          Average   Interest     Income/   Average    Interest   Income/      Due to  Due to
                                          Balance     Rate       Expense   Balance      Rate     Expense      Volume  Rate   Total
                                       ----------------------------------  ------------------------------     ---------------------
Deposits:
  Negotiable order of withdrawal
    accounts                           $     19,014     2.51 %      478     18,894       2.94 %       556        4    (82)    (78)
  Money market demand accounts               10,249     2.82        289     11,816       3.22         380      (50)   (41)    (91)
  Other savings accounts                     23,215     3.55        824     21,805       3.65         795       51    (22)     29
Certificates of deposit, $100,000
    and over                                 26,938     5.71      1,538     26,074       5.68       1,482       49      7      56
  Certificates of deposit under
    $100,000                                 50,493     5.64      2,847     46,751       5.63       2,634      211      2     213
Individual retirement accounts                8,593     5.71        492      8,275       5.53         458       18     16      34
                                       --------------------------------    ------------------------------                     ---
          Total interest-bearing
            deposits                        138,502     4.67      6,468    133,615       4.72       6,305      231    (68)    163
Demand                                       18,375        -          -     17,899          -           -                       -
                                       --------------------------------    ------------------------------                     ---
          Total deposits                    156,877     4.12      6,468    151,514       4.16       6,305      223    (60)    163
                                       --------------------------------    ------------------------------                     ---

Federal funds purchased,
  securities sold under
  repurchase agreements and
  short-term debt                             4,304     3.04        131      3,579       3.16         113       23     (5)     18
                                       --------------------------------    ------------------------------                     ---
          Total deposits and
            borrowed funds                  161,181     4.09      6,599    155,093       4.14       6,418      252    (71)    181
                                       --------------------------------    ------------------------------                     ---

Other liabilities                             2,311                          2,193

Stockholder's equity                         29,816                         28,157
                                       ------------                        -------

          Total liabilities and
            stockholders' equity       $    193,308                        185,443
                                       ------------                        -------

Net interest income                                               8,740                             8,101                     639
                                                                  =====                             =====                     ===
Net yield on earning assets                             4.72%                            4.57%
                                                        ----                             ----
Net interest spread                                     4.19%                            4.05%
                                                        ====                             ====

                         FIRST MCMINNVILLE CORPORATION

                                  FORM 10-KSB

                               DECEMBER 31, 1996


                                                       IN THOUSANDS, EXCEPT INTEREST RATES
                                          -----------------------------------------------------------
                                                    1995                            1994                     1995/1994 CHANGE
                                          -----------------------------   ---------------------------    -------------------------
                                            AVERAGE INTEREST    INCOME/   AVERAGE INTEREST    INCOME/    DUE TO   DUE TO
                                            BALANCE   RATE      EXPENSE   BALANCE   RATE      EXPENSE    VOLUME    RATE      TOTAL

Loans                                     $  96,773     9.10 %    8,802    86,684     8.56 %    7,417      864      521     1,385
                                          -----------------------------   ---------------------------                       -----
Securities - taxable                         55,221     6.72      3,712    61,604     5.97      3,679     (381)     414        33
                                          -----------------------------   ---------------------------                       -----
Securities - tax exempt                      22,553     5.40      1,217    18,520     7.10      1,314      286     (383)      (97)
Taxable equivalent adjustment                    --     2.78        627               3.66        677      148     (198)      (50)
                                          -----------------------------   ---------------------------                       -----
          Total tax-exempt investment
            securities                       22,553     8.18      1,844    18,520    10.76      1,991      434     (581)     (147)
                                          -----------------------------   ---------------------------                       -----

          Total securities                   77,774     7.14      5,556    80,124     7.08      5,670     (166)      52      (114)
                                          -----------------------------   ---------------------------

Federal funds sold                            2,653     5.88        156     2,818     3.94        111       (7)      52        45

Interest-bearing deposits in financial
   institutions                                 100     5.00          5       127     5.51          7       (1)      (1)       (2)
                                          -----------------------------   ---------------------------                       -----
          Total earning assets              177,300     8.19     14,519   169,753     7.78     13,205      587      727     1,314
                                          -----------------------------   ---------------------------                       -----

Cash and due from banks                       4,202                         4,738

Allowance for possible loan losses           (1,563)                       (1,321)

Bank premises and equipment                   1,677                         1,463

Other assets                                  3,827                         3,247
                                          ---------                       -------

          Total assets                    $ 185,443                       177,880
                                          =========                       =======

                         FIRST MCMINNVILLE CORPORATION

                                  FORM 10-KSB

                               DECEMBER 31, 1996

                                                    IN THOUSANDS, EXCEPT INTEREST RATES
                                       -----------------------------------------------------------
                                                    1995                          1994                     1994/1993 CHANGE
                                       -----------------------------   ---------------------------    --------------------------
                                         AVERAGE INTEREST    INCOME/   AVERAGE INTEREST    INCOME/    DUE TO   DUE TO
                                         BALANCE   RATE      EXPENSE   BALANCE   RATE      EXPENSE    VOLUME    RATE      TOTAL
                                       -----------------------------   ---------------------------    --------------------------
Deposits:
  Negotiable order of withdrawal
    accounts                           $  18,894     2.94 %      556    19,120     2.80 %      536         (6)      26        20
  Money market demand accounts            11,816     3.22        380    14,468     3.06        443        (81)      18       (63)
  Other savings accounts                  21,805     3.65        795    22,964     3.28        754        (38)      79        41
  Certificates of deposit, $100,000
     and over                             26,074     5.68      1,482    26,538     4.21      1,117        (20)     385       365
  Certificates of deposit under
    $100,000                              46,751     5.63      2,634    39,416     4.00      1,576        293      765     1,058
Individual retirement accounts             8,275     5.53        458     7,578     4.37        331         30       97       127
                                       -----------------------------   ---------------------------                         -----
          Total interest-bearing
            deposits                     133,615     4.72      6,305   130,084     3.66      4,757        129    1,419     1,548
Demand                                    17,899       --         --    16,417       --         --                            --
                                       -----------------------------   ---------------------------                         -----
          Total deposits                 151,514     4.16      6,305   146,501     3.25      4,757        163    1,385     1,548
                                       -----------------------------   ---------------------------                         -----

Federal funds purchased,
  securities sold under
  repurchase agreements and
  short-term debt                          3,579     3.16        113     3,097     2.81         87         13       13        26
                                       -----------------------------   ---------------------------                         -----
          Total deposits and
            borrowed funds               155,093     4.14      6,418   149,598     3.24      4,844        178    1,396     1,574
                                       -----------------------------   ---------------------------                         -----

Other liabilities                          2,193                         1,698

Stockholder's equity                      28,157                        26,584
                                       ---------                       -------
          Total liabilities and
            stockholders' equity       $ 185,443                       177,880
                                       ---------                       -------
Net interest income                                            8,101                         8,361                          (260)
                                                               =====                         =====                          ====
Net yield on earning assets                          4.57%                         4.93%
                                                     ====                          ====
Net interest spread                                  4.05%                         4.54%
                                                     ====                          ====

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

II.           Investment Portfolio

              A. Securities at December 31, 1996 cosist of the following:

                                                                 In Thousands
                                                 --------------------------------------------
                                                          Securities Held-To-Maturity
                                                 --------------------------------------------
                                                              Gross      Gross      Estimated
                                                 Amortized  Unrealized Unrealized    Market
                                                    Cost      Gains      Losses      Value
                                                  -------      ---      ------      ------
              U.S. Treasury and
                other U.S.
                Government agencies
                and corporations                  $29,765      397          44      30,118
              Obligations of states
                and political
                subdivision                        21,101      493          59      21,535
              Corporate and other
                securities                          1,416       29           7       1,438
              Mortgage backed
                securities                          2,239      --           98       2,141
                                                  -------      ---      ------      ------

                                                  $54,521      919         208      55,232
                                                  =======      ===      ======      ======

                                                                 In Thousands
                                                 --------------------------------------------
                                                          Securities Available-For-Sale
                                                 --------------------------------------------
                                                              Gross      Gross      Estimated
                                                 Amortized  Unrealized Unrealized    Market
                                                    Cost      Gains      Losses      Value
                                                  -------      ---      ------      ------
              U.S. Treasury and
                  other U.S.
                  Government agencies
                  and corporations                $20,161       23         156      20,028
              Obligations of states
                  and political
                  subdivision                       1,547       30          10       1,567
              Corporate and other
                  securities                          717      --         --           717
              Mortgage backed
                  securities                        2,043        1          68       1,976
                                                  -------       --         ---      ------

                                                  $24,468       54         234      24,288
                                                  =======       ==         ===      ======


                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

II.           Investment Portfolio, Continued

              A. Continued

                 Securities at December 31, 1996 cosist of the following:


                                                            In Thousands
                                            --------------------------------------------
                                                     Securities Held-To-Maturity
                                            --------------------------------------------
                                                          Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized    Market
                                               Cost       Gains        Losses      Value
                                             -------       ---         ------      ------
              U.S. Treasury and
                     other U.S.
                     Government agencies
                     and corporations         $24,138        516          43      24,611
              Obligations of states
                     and political
                     subdivision               20,792        591          32      21,351
              Corporate and other
                     securities                 1,669         56           2       1,723
              Mortgage backed
                     securities                 2,238       --            84       2,154
                                              -------      -----         ---      ------

                                              $48,837      1,163         161      49,839
                                              =======      =====         ===      ======

                                                            In Thousands
                                            --------------------------------------------
                                                     Securities Available-For-Sale
                                            --------------------------------------------
                                                          Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized    Market
                                               Cost       Gains        Losses      Value
                                             -------       ---         ------      ------

              U.S. Treasury and
                       other U.S.
                       Government agencies
                       and corporations         $25,411      292          97      25,606
              Obligations of states
                       and political
                       subdivision                3,597      114          42       3,669
              Corporate and other
                       securities                   675      --         --           675
              Mortgage backed
                       securities                 2,390        5          76       2,319
                                                -------      ---      ------      ------

                                                $32,073      411         215      32,269
                                                =======      ===      ======      ======

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

II.       Investment Portfolio, Continued

          B. The following schedule details the maturities and weighted average yields of securities of the Company at December 31, 1996.

                                                                            Estimated   Weighted
                                                                Amortized     Market    Average
              Held-To-Maturity Securities                          Cost        Value     Yields
              ---------------------------                          ----        -----     ------
                                                                         (In Thousands)

          Obligations of U.S. Treasury and
               other U.S. Government agencies
               and corporations, including
               mortgage-backed securities:
                   Less than one year                             $ 1,784       1,796      6.6%
                   One to five years                               10,192      10,290      6.6
                   Five to ten years                               16,294      16,532      7.7
                   More than ten years                              1,495       1,500      8.2
                                                                  -------      ------      ---
                         Total securities of
                            U.S. Treasury and other
                            U.S. Government agencies
                            and corporations                       29,765      30,118      7.3
                                                                  -------      ------      ---

          Obligations of states and political subdivisions*:
                   Less than one year                               1,433       1,435      8.2
                   One to five years                                7,620       7,770      9.2
                   Five to ten years                                7,695       7,900      8.5
                   More than ten years                              4,353       4,430      8.1
                                                                  -------      ------      ---
                         Total obligations of states
                            and political subdivisions             21,101      21,535      8.6
                                                                  -------      ------      ---

          Other:
               Corporate and other securities                       3,655       3,579      6.1
                                                                  -------      ------      ---

                   Total held-to-maturity
                         securities                               $54,521      55,232      7.8%
                                                                  =======      ======      ===



*Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

II.       Investment Portfolio, Continued

          B. Continued:

                                                                              Estimated  Weighted
                                                                 Amortized      Market   Average
                      Available-For-Sale Securities                 Cost        Value     Yields
                                                                 ---------    ---------  --------
                                                                            (In Thousands)

          Obligations of U.S. Treasury and
                other U.S. Government agencies
                and corporations, including
                mortgage-backed securities:
                     Less than one year                           $ --           --        --
                     One to five years                              1,953       1,908       5.3
                     Five to ten years                             14,708      14,667       6.9
                     More than ten years                            3,500       3,453       7.2
                                                                  -------      ------      ----
                           Total securities of
                            U.S. Treasury and other
                            U.S. Government agencies
                            and corporations                       20,161      20,028       6.8
                                                                  -------      ------      ----

          Obligations of states and political subdivisions*:
                     Less than one year                              --          --        --
                     One to five years                                297         300      10.1
                     Five to ten years                                503         521       7.9
                     More than ten years                              747         746       7.8
                                                                  -------      ------      ----
                           Total obligations of states
                            and political subdivisions              1,547       1,567       8.3
                                                                  -------      ------      ----

          Other:
                Mortgage backed securities                          2,043       1,976       5.7
                Federal Home Loan Bank stock                          626         626      --
                Federal Reserve Bank stock                             91          91      --
                                                                  -------      ------      ----
                            Total available-for-sale
                                   securities                     $24,468      24,288       6.8
                                                                  =======      ======      ====



*Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996
III.      Loan Portfolio:

          A. Loan Types

             The following schedule details the loans of the Company at December 31, 1996 and 1995.

                                                      In Thousands
                                               -----------------------
                                                 1996             1995
                                               ---------       --------
          Commercial, financial and
                 agricultural                  $  30,232         22,327

          Real estate - construction               2,224          2,217

          Real estate - mortgage                  74,290         73,444

          Consumer                                 2,918          2,871
                                               ---------       --------
                   Total loans                   109,664        100,859

          Less unearned interest                    --             --
                                               ---------       --------

                   Total loans, net of
                        unearned interest        109,664        100,859

          Less allowance for possible
                 loan losses                      (1,724)        (1,562)
                                               ---------       --------

                   Net loans                   $ 107,940         99,297
                                               =========       ========

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

III.      Loan Portfolio, Continued:

          B. Maturities and Sensitivities of Loans to Changes in Interest Rates

             The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1996.

                                                              In Thousands
                                             -------------------------------------------
                                                         1 Year to
                                             Less Than   Less Than    After 5
                                              1 Year*     5 Years       Years      Total
                                              -------     -------       -----      -----

          Maturity Distribution:

                Commercial, financial
                     and agricultural         $21,435      8,722          75      30,232

                Real estate -
                     construction               2,224       --          --         2,224
                                              -------      -----      ------      ------

                                              $23,659      8,722          75      32,456
                                              =======      =====      ======      ======

          Interest-Rate Sensitivity:

                Fixed interest rates          $17,019      2,224          75      19,318

                Floating or adjustable
                     interest rates             6,640      6,498        --        13,138
                                              -------      -----      ------      ------

                       Total commercial,
                          financial and
                          agricultural
                          loans and
                          real estate
                          construction
                          loans               $23,659      8,722          75      32,456
                                              =======      =====      ======      ======


*Includes demand loans, bankers acceptances, commercial paper and overdrafts.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

III.      Loan Portfolio, Continued:

          C. Risk Elements

             The following schedule details selected information as to non-performing loans of the Company at December 31, 1996 and 1995.

                                                                    In Thousands
                                                             -------------------------
                                                                1996             1995
                                                                ----             ----

          Non-accrual loans:
                 Commercial, financial and agricultural      $       --             55
                 Real estate - construction                          --           --
                 Real estate - mortgage                              --           --
                 Consumer                                            --           --
                 Lease financing receivable                          --           --
                                                             ------------      -------
                       Total non-accrual                     $       --             55
                                                             ============      =======

          Loans 90 days past due:
                 Commercial, financial and agricultural      $          1         --
                 Real estate - construction                          --           --
                 Real estate - mortgage                              --             77
                 Consumer                                            --              8
                 Lease financing receivable                          --           --
                                                             ------------      -------
                       Total loans 90 days
                           past due                          $          1           85
                                                             ============      =======

          Renegotiated loans:
                 Commercial, financial and agricultural      $       --           --
                 Real estate - construction                          --           --
                 Real estate - mortgage                              --           --
                 Consumer                                            --           --
                 Lease financing receivable                          --           --
                                                             ------------      -------
                       Total renegotiated loans              $       --           --
                                                             ============      =======

          Loans current - considered uncollectible           $       --           --
                                                             ============      =======

                       Total non-performing loans            $          1          140
                                                             ============      =======

                       Total loans, net of unearned
                           interest                          $    109,664      100,859
                                                             ============      =======

                       Percent of total loans
                           outstanding, net of
                           unearned interest                          --%          .14%
                                                             ============      =======
          Other real estate                                  $         69          305
                                                             ============      =======

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

III.      Loan Portfolio, Continued:

          C. Risk Elements, Continued

             Accrual of interest is discontinued, and previously accrued interest is reversed on a loan when management believes that collection of interest is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also calculated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual at December 31, 1996. Non-accrual loans totaled $55,000 at December 31, 1995. Gross interest income on loans that would have been recorded for the year ended December 31, 1995, if the loans had been current totaled approximately $8,835,000.

             At December 31, 1996, loans totaling $7,851,000 were included in the Company's internal classified loan list. Of these loans $1,083,000 are real estate, $6,699,000 are commercial and $69,000 are consumer. The collateral valuations received by management which secure these loans total approximately $11,043,000, ($1,559,000 related to real property, $9,470,000 related to commercial and $14,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The classification includes two related loans totaling approximately $881,000 to a manufacturing company and a stockholder of the manufacturing company for $183,000 and $698,000, respectively. Both of these loans have been classified as substandard primarily as a result of the borrowers operating losses and related cash flow deficiencies in recent years. Also included is a loan totaling approximately $593,000 to a company that operates a local radio station. This loan has been classified as doubtful due to the borrowers operating losses and cash flow deficiencies. The classification also includes three loans relating to the nursery industry totaling approximately $2,486,000. There is also a loan to a dairy farm company totaling approximately $726,000 that has been classified substandard due to the company's filing for reorganization under Chapter 12 of the bankruptcy laws. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

             At December 31, 1996 there were loans to customers in the nursery industry totaling approximately $11,287,000 which represents an industry concentration of approximately 10% of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996


III.      Loan Portfolio, Continued:

          C. Risk Elements, Continued

             At December 31, 1996 other real estate totaled $69,000 and consisted primarily of two residential and one commercial property. The balance at December 31, 1996 decreased from $305,000 at December 31, 1995 due to the sale of four properties during 1996. Management is attempting to sell the properties included in other real estate at December 31, 1996 and no loss is anticipated thereon.

          D. Other Interest-Bearing Assets

             There were no material amounts of other interest-bearing assets (interest-bearing deposits with other financial institutions, municipal bonds, etc.) at December 31, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

IV.       Summary of Loan Loss Experience

          The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1996 and 1995 and the years then ended.

                                                                          In Thousands
                                                                        Except Percentages
                                                                   -------------------------
                                                                      1996              1995
                                                                      ----              ----

          Allowance for loan losses at
                beginning of period                                $   1,562           1,448
                                                                   ---------        --------
          Less:  net loan charge-offs:
                Charge-offs:
                     Commercial, financial
                       and agricultural                                 --               (67)
                     Real estate - construction                         --              --
                     Real estate - mortgage                              (55)             (5)
                     Consumer                                            (43)            (14)
                     Lease financing                                    --              --
                                                                   ---------        --------
                                                                         (98)            (86)
                                                                   ---------        --------
          Recoveries:
                Commercial, financial and agricultural                    15              28
                Real estate - construction                              --              --
                Real estate - mortgage                                    25            --
                Consumer                                                  70              12
                Lease financing                                         --              --
                                                                   ---------        --------
                                                                         110              40
                                                                   ---------        --------
                            Net loan recoveries (charge-offs)             12             (46)
                                                                   ---------        --------

          Provision for loan losses charged
                to expense                                               150             160
                                                                   ---------        --------

          Allowance for loan losses at
                end of period                                      $   1,724           1,562
                                                                   =========        ========

          Total loans, net of unearned
                interest, at end of year                           $ 109,664         100,859
                                                                   =========        ========

          Average total loans outstanding,
                net of unearned interest,
                during year                                        $ 103,919          96,773
                                                                   =========        ========

          Net charge-offs (recoveries) as a
                percentage of average total loans
                outstanding, net of unearned interest,
                during year                                             (.01)%           .05%
                                                                   =========        ========

          Ending allowance for loan losses
                as a percentage of total loans
                outstanding net of unearned interest,
                at end of year                                          1.57%           1.55%
                                                                   =========        ========

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

IV.       Summary of Loan Loss Experience, Continued

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

          The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                      December 31, 1996        December 31, 1995
                                      ----------------------   -------------------
                                                    Percent                Percent
                                                    of Loans              of Loans
                                                    In Each                In Each
                                                    Category              Category
                                         In         To Total    In        To Total
                                      Thousands      Loans   Thousands     Loans
                                      ---------      -----   ---------     -----

          Total

            Commercial, financial
              and agricultural         $1,410          28%      1,299        20%
            Real estate
              construction                  1           2%          5         2%
            Real estate mortgage          250          68%        246        73%
            Consumer                       63           2%         12         5%
                                       ------         ---       -----       ---
                                       $1,724         100%      1,562       100%
                                       ======         ===       =====       ===

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

V.        Deposits

          The average amounts and average interest rates for deposits for 1996 and 1995 are detailed in the following schedule:

                                               1996                      1995
                                       ---------------------    ---------------------
                                       Average                   Average
                                       Balance                   Balance
                                       -------                   -------
                                         In          Average       In         Average
                                      Thousands       Rate      Thousands       Rate
                                      ---------       ----      ---------       ----

          Non-interest bearing
            deposits                   $ 18,375       --          17,899        -- %
          Negotiable order of
            withdrawal accounts          19,014       2.51%       18,894       2.94%
          Money market demand
            accounts                     10,249       2.82%       11,816       3.22%
          Other savings accounts         23,215       3.55%       21,805       3.65%
          Certificates of deposit
            $100,000 and over            26,938       5.71%       26,074       5.68%
          Certificates of deposit
            under $100,000               50,493       5.64%       46,751       5.63%
          Individual retirement
            accounts                      8,593       5.71%        8,275       5.53%
                                       --------       ----       -------       ----

                                       $156,877       4.12%      151,514       4.16%
                                       ========       ====       =======       ====

          The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1996.

                                                 In Thousands
                                     ---------------------------------
                                                  Individual
                                     Certificates Retirement
                                      of Deposit   Accounts      Total
                                      ----------   --------      -----

          Less than three months       $ 6,925        --         6,925

          Three to six months            4,345         257       4,602

          Six to twelve months           6,045         381       6,426

          More than twelve months        9,605         714      10,319
                                       -------      ------      ------

                                       $26,920       1,352      28,272
                                       =======      ======      ======

          In addition, approximately $611,000 of other time deposits of $100,000 and over are included in "other savings deposits," which are passbook accounts with a 90 day maturity.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996

VI.       Return on Equity and Assets

          The following schedule details selected key ratios of the Company at December 31, 1996, 1995 and 1994.

                                                                                           1996            1995            1994
                                                                                           ----            ----            ----
          Return on assets
            (Net income divided by average
              total assets)                                                                1.78%           1.67%           1.73%

          Return on equity
            (Net income divided by average
              equity)                                                                     11.55%          11.03%          11.57%

          Dividend payout ratio
            (Dividends declared per share
              divided by net income
              per share)                                                                  37.85%          40.04%          38.74%

          Equity to assets ratio
            (Average equity divided by
              average total assets)                                                       15.42%          15.18%          14.94%

          Leverage capital ratio (equity divided by fourth quarter average total assets, excluding the net unrealized gain
            or loss on available-for-sale securities)                                     15.34%          15.08%          14.93%

          Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

          The following schedule details the Company's risk-based capital at December 31, 1996, excluding the net unrealized gain on available-for-sale securities which is shown as an addition to stockholders equity in the consolidated financial statements:

                                                                In Thousands
                                                                ------------

          Tier I capital:
            Stockholders' equity                                 $ 30,136

          Tier II capital:
            Allowable allowance for loan losses,
               limited to 1.25% of risk-weighted assets             1,394
                                                                 --------

                   Total capital                                 $ 31,530
                                                                 ========

          Risk-weighted assets                                   $111,187
                                                                 ========

          Risk-based capital ratios:
            Tier I capital ratio                                    27.10%
                                                                 ========

            Total risk-based capital ratio                          28.36%
                                                                 ========

          The Company is required to maintain a total risk-based capital ratio of 8% and a Tier I capital to risk based asset ratio of 4%. At December 31, 1996 the Company and its subsidiary bank were in compliance with this requirement.

                          FIRST MCMINNVILLE COPORATION

                                  FORM 10-KSB

                               December 31, 1996




VI.       Return on Equity and Assets, Continued

          The following schedule details the Company's interest rate sensitivity at December 31, 1996:

                                                                                       Repricing Within
                                             ---------------------------------------------------------------------------------------
                                                Total        0-30 Days     31-90 Days     91-180 Days     181-365 Days   Over 1 Year

        Earning assets:
              Loans, net of unearned
                interest                     $ 109,664       23,986           5,815           5,851           9,950          64,062
              Securities                        78,809        3,665           3,367           4,768           2,504          64,505
              Interest-bearing
                deposits in financial
                institutions                       100         --              --              --              --               100
                                             ---------      -------         -------         -------         -------         -------
                   Total earning assets        188,573       27,651           9,182          10,619          12,454         128,667
                                             ---------      -------         -------         -------         -------         -------

        Interest-bearing liabilities:
              Negotiable order of
                withdrawal accounts             19,359       19,359            --              --              --              --
              Money market demand
                accounts                        10,172       10,172            --              --              --              --
              Other savings deposits            23,510       23,510            --              --              --              --
              Certificates of deposit
                $100,000 and over               26,920        2,008           4,917           4,345           6,045           9,605
              Certificates of deposit
                under $100,000                  52,351        5,422           6,798          11,740          10,513          17,878
              Individual retirement
                accounts                         8,632        1,342             541           1,633           2,678           2,438
              Federal funds purchased              500          500            --              --              --              --
              Securities sold under
                repurchase agreements            2,531        2,531            --              --              --              --
                                             ---------      -------         -------         -------         -------         -------
                                               143,975       64,844          12,256          17,718          19,236          29,921
                                             ---------      -------         -------         -------         -------         -------

        Interest-sensitivity gap             $  44,598      (37,193)         (3,074)         (7,099)         (6,782)         98,746
                                             =========      =======         =======         =======         =======         =======

        Cumulative gap                                      (37,193)        (40,267)        (47,366)        (54,148)         44,598
                                                            =======         =======         =======         =======         =======

        Interest-sensitivity gap
              as % of total assets                           (19.00)%         (1.57)%         (3.63)%         (3.46)%         50.45%
                                                            =======         =======         =======         =======         =======

        Cumulative gap as % of total
              assets                                         (19.00)%        (20.57)%        (24.20)%        (27.66)%         22.79%
                                                            =======         =======         =======         =======         =======

        The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

ITEM 2.      DESCRIPTION OF PROPERTY.

      The First National Bank owns four parcels of property on which it has established banking offices. The Bank leases property for its Northgate branch at commercial rates pursuant to a long-term lease and owns one other parcel of property for future expansion. The Main Office is located at 200 East Main Street, McMinnville. The banking building located on this lot was built in 1923. Since that time, two buildings have been purchased adjacent to the original building. During 1996 the Plaza Branch was relocated to a newly constructed building located at 917 New Smithville Highway in McMinnville. The old branch facility is currently for sale. The Northgate branch is located in Northgate Shopping Center in McMinnville and that building was built in 1989. The Bank's Viola, Tennessee, branch was constructed in 1966. The Sparta Road branch is located at 1408 Sparta Street in McMinnville and was built in 1987. The Bank utilizes four ATM's for the convenience of its customers.

      In the judgment of management, the facilities of the Company and The First National Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and the Bank. However, new office sites are considered from time to time.

ITEM 3.      LEGAL PROCEEDINGS.

      There were no material legal proceedings pending at December 31, 1996, against the Company or the Bank. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or The First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's or The First National Bank's financial position or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of 1996.


                                   PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)   MARKET INFORMATION

      There is no established public trading market in the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal 1996. During 1996 the Company redeemed 14,388 shares of its Common Stock with a view toward providing some liquidity in the stock. The other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Some of the transactions may have involved the Company or its principals. (The stated prices have been adjusted to reflect a two-for-one stock split that occurred effective October 1, 1994.)

                       Calendar Quarter                            Common Stock
                       ----------------                   ------------------------------
                                                          High                       Low
                                                          ----                       ---
                            1996
                        Fourth Quarter                    $57.70                    $56.52
                        Third Quarter                      55.97                     54.75
                        Second Quarter                     54.84                     53.82
                        First Quarter                      53.35                     52.02

                            1995
                        Fourth Quarter                    $53.50                    $52.52
                        Third Quarter                      51.96                     50.90
                        Second Quarter                     50.99                     50.15
                        First Quarter                      49.73                     48.75

         The last trade known to management involved a redemption by the Company of 206 shares at an estimated $55.88 per share in January of 1997. Because there is no established trading market for the Company's Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

         The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. The Company declared a 2-for-1 stock split that was effective October 1, 1994. At February 14, 1997, the Company had 536,377 shares outstanding. No shares are reserved for issuance. However, commencing in 1997, if one certain stock option plan is approved by the Shareholders of the Company as proposed (which is expected to be submitted to the Company's Shareholders for approval at the 1997 Annual Meeting of Shareholders), up to an estimated 57,500 shares will be reserved for issuance pursuant to such plan.

         Holders of the Company's Common Stock are entitled to (a) cast one vote for each share held of record on all matters submitted to a vote of shareholders and (b) cumulate votes for the election of directors. Holders of the Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of the Company's Common Stock. In the event of liquidation, holders of the Company's Common Stock are entitled to share in the distribution of assets remaining after payment of debts and expenses. Holders of the Common Stock are entitled to receive dividends when declared by the Company's Board of Directors out of funds legally available therefor. Under its Charter, the Company is required to indemnify its directors and officers for acts on behalf of the Company to the fullest extent permitted under applicable law.


(B)      HOLDERS

         The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at February 14, 1997 was approximately 463.

(C)      DIVIDENDS

         The Company declared semi-annual cash dividends on its Common Stock of $2.40 in 1996, $2.25 per share in 1995 and $2.15 per share in 1994 (the 1994 per-share amount [as well as all subsequent amounts] adjusted to reflect the 2-for-1 stock split that occurred in 1994). Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, the Company intends to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The purpose of the discussion that begins on the next page is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.












                 [Remainder of page left blank intentionally.]

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

      In a market such as Warren County, management believes there is a significant opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending and consumer lending as areas of focus. It is the Company's intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities will determine the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company's policy is to have a diverse loan portfolio. At December 31, 1996, the nursery industry constituted the largest single industry segment and accounted for $11,287,000 (10.29% of the Company's loan portfolio). No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

Capital Resources, Capital and Dividends

      Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)

Capital Resources, Capital and Dividends, Continued

      risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company has a Tier 1 risk based ratio of 27.10%, a Tier II capital to risk based ratio of 28.36% and a Tier 1 leverage ratio of 15.34%, and was considered "well capitalized" under the regulations. The subsidiary bank's ratios were substantially the same as those setforth for the Company.

      Dividends of approximately $1,294,000 and $1,240,000 were declared during 1996 and 1995, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company's peer group. Cash dividends will likely be increased in 1997 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 37.9%, 40.0% and 38.7% in 1996, 1995 and 1994, respectively.
      No material changes in the mix or cost of capital is anticipated in the foreseeable future.

      The dividends by the Company are primarily funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 1996, under the most restrictive of these regulatory limits, the Bank could declare in 1997 cash dividends in an aggregate amount of up to approximately $5.9 million, plus any 1997 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay this restrictive amount as dividends.

      During 1996, the Bank completed construction of a new branch at a total cost of approximately $910,000 of which approximately $657,000 was incurred during 1996. The Bank also completed remodeling a portion of the main office at a total cost of approximately $179,000 of which approximately $48,000 was incurred during 1996. At the present time, there are no other material commitments for capital expenditures.

Financial Condition

      During 1996, total assets increased $5,069,000 or 2.7% from $190,663,000 at December 31, 1995 to $195,732,000 at December 31, 1996. Loans, net of allowance for possible loan losses, increased from $99,297,000 to $107,940,000 or 8.7% during fiscal year 1996. The aggregate increases in loans for 1996 was due primarily to a 35.4% increase in commercial, financial and agricultural loans.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)


Financial Condition, Continued

      Securities decreased 2.8% from $81,106,000 at December 31, 1995 to $78,809,000 at December 31, 1996. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $49,000, obligations of state and political subdivisions decreased $1,793,000, corporate and other securities decreased $211,000 and there was a decrease in mortgage backed securities of $342,000. At December 31, 1996 and 1995 the market value of the Company's securities portfolio exceeded its amortized cost by $531,000 (.7%) and $1,198,000 (1.5%), respectively. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 1996 was 7.8% with an average maturity of 7.0 years, as compared to an average yield of 7.3% and an average maturity of 5.83 years at December 31, 1995.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)

Financial Condition, Continued

      The Company's classification of securities as of December 31, 1996 is as follows:

                                                    Held-to-Maturity      Available-for-Sale
                                                 ----------------------   ------------------
                                                              Estimated            Estimated
                                                 Amortized     Market     Amortized  Market
                                                   Cost         Value       Cost     Value
                                                   ----         -----       ----     -----
                                                                (In Thousands)


              U.S. Treasury and
                other U.S.
                Government agencies
                and corporations                  $29,765      30,118      20,161   20,028
              Obligations of states
                and political
                subdivision                        21,101      21,535       1,547    1,567
              Corporate and other
                securities                          1,416       1,438         717      717
              Mortgage backed
                securities                          2,239       2,141       2,043    1,976
                                                  -------      ------      ------   ------
                                                  $54,521      55,232      24,468   24,288
                                                  =======      ======      ======   ======


      The effect of the adoption of SFAS No. 115 was to increase the capital of the Company as of January 1, 1994 by $992,000 which represents the unrealized appreciation in securities available-for-sale of $1,599,000 less applicable taxes of $607,000. The net decrease in capital at December 31, 1994 totaled $565,000 which represents the unrealized losses in securities available-for-sale of $911,000 net of applicable tax benefit of $346,000. The net increase in capital at December 31, 1995 totaled $687,000 which represents the unrealized appreciation in securities available-for-sale of $1,107,000 net applicable tax expense of $420,000. During the year ended December 31, 1996, the net decrease in capital totaled $233,000 which represents a decrease in unrealized appreciation in securities available-for-sale of $375,000 net of applicable tax benefit of $142,000.

      The increase in assets in 1996 was funded primarily by increases in deposits. Total deposits increased from $154,551,000 at December 31, 1995 to $159,746,000 at December 31, 1996 representing an increase of 3.4%. Demand deposits decreased 1.1% from $19,002,000 at December 31, 1995 to $18,802,000 at December 31, 1996. Additionally, increases in certificates of deposit and individual retirement accounts of $4,073,000 (4.9%) contributed to the increases in deposits for 1996. Securities sold under repurchase agreements decreased $1,682,000 during 1996. Federal funds purchased increased $500,000 in 1996 and were also used to fund increases in assets. The subsidiary bank has unused lines of credit of $9,500,000 and the Company has an unused line of credit of $2,000,000 at December 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)

Financial Condition, Continued

      The Company's allowance for loan losses at December 31, 1996 was $1,724,000 as compared to $1,562,000 at December 31, 1995. Non-performing loans amounted to $1,000 at December 31, 1996 compared to $140,000 at December 31, 1995. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net recoveries to average outstanding loans for 1996 was .01%. Net charge-offs to average outstanding loans for 1995 was .05%. Net recoveries totaled $12,000 for 1996. In 1995, the provision exceeded net charge-offs by $114,000.

      The allowance for possible loan losses, amounting to $1,724,000 at December 31, 1996, represents 1.57% of total loans outstanding. At December 31, 1995, the allowance for possible loan losses represented 1.55% of total loans outstanding. Management has in place a system to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 1996 to be adequate.

Liquidity

      Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company's loan to deposit ratio was approximately 69% and 65% at December 31, 1996 and December 31, 1995, respectively. Management is aware of the rapid increase in loans and the liquidity issues relating to such increases.

      The Company's investment portfolio, as represented above, consists of earning assets that provide interest income. Federal Funds sold which are invested overnight are the most liquid of the investments. Federal funds sold totaled $300,000 at December 31, 1995. The Company had no Federal funds sold at December 31, 1996. Federal funds purchased totaled $500,000 at December 31, 1996.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)


Liquidity, Continued

      First McMinnville Corporation presently maintains a liability sensitive position over the 1997 year or a negative gap. Liability sensitivity means that more of the Company's liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period.

      The following table shows the rate sensitivity gaps for different time periods as of December 31, 1996:

Interest rate sensitivity gaps:     Reprice        1-90          91-180       181-365       One Year
       (in thousands)             Immediately      Days           Days          Days       and Longer     Total
       --------------             -----------      ----           ----          ----       ----------     -----

Interest-earning assets            $   --          36,833        10,619        12,454       128,667      188,573

Interest-bearing liabilities       $ 53,541        23,559        17,718        19,236        29,921      143,975
                                   --------        ------        ------        ------        ------       ------

Interest-rate sensitivity gap      $(53,541)       13,274        (7,099)       (6,782)       98,746       44,598
                                   ========        ======        ======        ======        ======       ======

Cumulative gap                     $(53,541)      (40,267)      (47,366)      (54,148)       44,598
                                   ========        ======        ======        ======        ======

Interest-rate sensitivity gap
  as a % of total assets             (27.35)%        6.78%        (3.63)%       (3.46)%       50.45%
                                   ========        ======        ======        ======        ======

Cumulative gap as a % of total
  assets                             (27.35)%      (20.57)%      (24.20)%      (27.66)%       22.79%
                                   ========        ======        ======        ======        ======



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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)


Results of Operations

      Net earnings for the year ended December 31, 1996 were $3,444,000 an increase of $338,000 or 10.9% from fiscal year 1995. Net earnings for 1995 totaled $3,106,000 which was an increase of $29,000 or .9% from $3,077,000 for 1994. On a per share basis net earnings equaled $6.34 in 1996, $5.62 in 1995 and $5.55 in 1994 after giving retroactive effect to a two-for-one stock split effective October 1, 1994. Average earning assets increased $8,061,000 for the year ended December 31, 1996 as compared to year ended December 31, 1995. Average earning assets increased $7,547,000 for the year ended December 31, 1995 as compared to year ended December 31, 1994. Additionally, the net interest spread increased from 4.05% in 1995 to 4.19% in 1996. The net interest spread was 4.54% in 1994. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis.

      Net interest income before provision for loan losses for 1996 totaled $8,061,000 as compared to $7,474,000 for 1995 and $7,684,000 for 1994. The provision for loan losses was $150,000 in 1996 as compared to $160,000 in 1995 and $240,000 in 1994. Net recoveries in 1996 were $12,000 as compared to net charge-offs of $46,000 in 1995 and $14,000 in 1994. The reduction in the provision in 1996 and 1995 was due to the small percentage of net charge-offs to average loans outstanding over the past three years.

      Non-interest income increased 3.9% to $659,000 in 1996 from $634,000 in 1995. This increase was due primarily to increases in service charges on deposits of $42,000 and increased commissions on fiduciary activities of $47,000 which were off-set by a decrease in other fees and commissions and other income totaling $13,000. Non-interest income of $634,000 in 1995 was an increase of approximately 10.5% from $574,000 in 1994. The increase in 1995 resulted primarily from an increase in service charges on deposits and in securities gains.

      Non-interest expense increased 4.4% to $3,700,000 in 1996 from $3,543,000 in 1995. Non-interest expense was $3,738,000 in 1994. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs, increased as a result of continued growth of the Company. The increase in 1996 was primarily attributable to an increase in salaries and employment benefits of $108,000 (5.3%), increases in occupancy expenses ($35,000 or 17.8%) and furniture and equipment expenses ($59,000 or 21.1%) related primarily to the opening of a new branch and an increase in securities losses of $93,000. These increases in 1996 were offset by a decrease of $169,000 in FDIC insurance premiums. Due to the full capitalization of the FDIC insurance fund, effective January 1, 1996 premiums have been suspended to a minimum of $2,000 annually for an indefinite period. The non-interest expense decreased approximately 5.2% from 1994 to 1995 and was due primarily to the decrease in FDIC insurance premiums beginning July 1, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)


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

ITEM 7.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and subsidiary (commencing at page F-1 are included in this Report:

          -    Independent Auditors' Report;

          -    Consolidated Balance Sheets - December 31, 1996 and 1995;

          - Consolidated Statements of Earnings - Three years ended December 31, 1996;

          - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1996;

          - Consolidated Statements of Cash Flows - Three years ended December 31, 1996; and all

          -    Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.






                 [Remainder of page left blank intentionally.]

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS.

         The following tables identify, as of February 28, 1997, the names and ages of the directors and executive officers of the Company, the year first elected, and their respective business experience during the past five years. Directors are elected to serve three year terms and until their successors have been elected and duly qualified. Those persons named under "Class I" are being nominated for three year terms to the Board of Directors for consideration at the 1997 Annual Meeting of Stockholders of the Company. The following is a list of the names and ages of the executive officers of the Company and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons except as disclosed elsewhere in this Annual Report on Form 10-KSB.

                          DIRECTORS OF THE REGISTRANT

                                         PREVIOUS FIVE YEARS BUSINESS                    DIRECTOR
    NAME (AGE)                                   EXPERIENCE                               SINCE
    ----------                           ----------------------------                     -----
                      CLASS I - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1997):

Paul O. Barnes        Chairman,                                                            1984
    (63)              B & P Lamp Supply Co., Inc.

Henry N. Boyd         Chief Executive Officer,                                             1984
    (80)              Boyd Bros. Nursery.

Dean I. Gillespie     President,                                                           1984
    (63)              Bridge Builders, Inc.

                      CLASS II - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1998):

J. G. Brock                Owner,                                                          1993
    (41)                   Brock Construction Company.

G. B. Greene               President,                                                      1984
    (57)                   Womack Printing Co., Inc.

Robert W. Jones            Chairman, First McMinnville                                     1984
    (68)                   Corporation, 1989 - present;
                           Chairman, The First National Bank, 1981 -
                           present; Chief Executive Officer,
                           The First National Bank, 1976 - 1993.

                                               PREVIOUS FIVE YEARS BUSINESS                DIRECTOR
   NAME (AGE)                                          EXPERIENCE                           SINCE
   ---------                                   ----------------------------                --------

                             CLASS III - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1999):

Charles C. Jacobs                   President and Chief Executive Officer, First             1985
       (58)                         McMinnville Corporation, January 1994 - present;
                                    President and Chief Executive Officer, The
                                    First National Bank, January 1994 - present;
                                    President, The First National Bank,
                                    1988-1994.

J. Douglas Milner                   General Manager and Vice President,                      1995
       (50)                         Middle Tennessee Dr. Pepper Bottling Company.

John J. Savage, Jr.                 Retired; Secretary of Board of Directors                 1984
       (75)                         Executive Vice President and Trust Officer,
                                    The First National Bank through September 1986.

C. M. Stanley                       President,                                               1984
       (61)                         Burroughs-Ross-Colville, Co.


W. B. Whitson                       Chairman,                                                1984
       (81)                         Burroughs-Ross-Colville, Co.



         IDENTIFICATION OF EXECUTIVE OFFICERS.

                                EXECUTIVE OFFICERS OF THE REGISTRANT
                                ------------------------------------

     Name                                  Age                           Office and Business Experience
     ----                                  ---                           ------------------------------
Charles C. Jacobs                           58                     President and Chief Executive Officer, First
                                                                   McMinnville Corporation, January 1994 - present;
                                                                   President and Chief Executive Officer, The First
                                                                   National Bank, January 1994 - present; President,
                                                                   The First National Bank, 1988 - 1994.

Diane Bogle                                 50                     Senior Vice President, First McMinnville Corporation,
                                                                   1995 - present; Senior Vice President, The First
                                                                   National Bank, 1995 - present; Vice President, The
                                                                   First National Bank, 1988 - present.

Lester K. Cowell                            61                     Senior Vice President, First McMinnville Corporation,
                                                                   Senior Vice President of The First National Bank, 1991
                                                                   - present; Vice President of The First National Bank,
                                                                   1976 - 1991.

     Name                                  Age                              Office and Business Experience
     ----                                  ---                              ------------------------------
Kenny D. Neal                              46                      Senior Vice President and Treasurer of First
                                                                   McMinnville Corporation, 1994 - present; Senior Vice
                                                                   President and Cashier of The First National Bank, 1990
                                                                   - present.

C. P. Whisenhunt                           52                      Senior Vice President, First McMinnville Corpora-
                                                                   tion, 1993 - present; Senior Vice President, The First
                                                                   National Bank, 1993 - present; Vice President -
                                                                   Loans, The First National Bank, 1991 - 1993;
                                                                   Regional President, Mid-South Bank & Trust, 1986-
                                                                   1991.

      The executive officers were elected by, and they serve at the pleasure of, the Board of Directors.

(B)   IDENTIFICATION OF SIGNIFICANT EMPLOYEES

      Significant employees are identified in the preceding section under the caption "Identification of Executive Officers."

(C)   FAMILY RELATIONSHIPS.

      There is no family relationship between any of the above officers or between any officer, director or nominee for director, except that Mr. Henry Boyd is the uncle by marriage of Mr. G. B. Greene, and Mr. G. B. Greene is the brother of Bank officer Fred Greene.

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

ITEM 10.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid or accrued by the Registrant during the most recent three fiscal years ended December 31 for (i) the Chief Executive Officer of the Registrant and (ii) each of the other executive officers of the Registrant whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                          Annual Compensation
                                          -------------------          All Other
Name and Position      Year               Salary         Bonus       Compensation(1)
-----------------      ----               ------         -----       ---------------
Charles C. Jacobs,     1996              $114,000       $17,100        $ 25,709
   President-CEO       1995               104,000        15,600          12,051
                       1994                98,000        28,474           8,699


      Pension Plan. The Bank has a noncontributory pension plan for all eligible employees. In order to be eligible, an employee must perform at least 1,000 or more hours of service within six (6) months of his or her date of employment. The employee shall become eligible on the first day of May first following the completion of one year of service and the attainment of age 21, provided such person was hired prior to his or her 60th birthday.

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

      A plan participant has a vested benefit equal to a percentage of his or her accrued benefit based on the length of his or her service, beginning at 25% after five years of service and increasing 5% per year for the next five years and 10% per year for the following five years to a maximum of 100% vested after 15 years of service. Mr. Jacobs has 29 years of credited service under the Plan with current compensation covered by the Plan of $156,425.

      The following table sets forth the estimated annual retirement benefits on a straight life annuity basis to participating employees, including the Named Executive Officer, for designated years of service and remuneration levels.


------------------------------
      (1) Amounts of "All Other Compensation" are amounts contributed or accrued for the respective fiscal years for the Named Executive Officer(s) under the 401(k) Retirement Plan, insurance premiums paid by the Registrant on behalf of the Named Executive Officer(s), and Director and Committee fees.

                                     Years of Service
                                     ----------------

Remuneration         15          20         25          30           35
------------      -------     -------    -------     -------      -------
$12,000           $ 1,800     $ 2,299    $ 2,874     $ 3,449      $ 4,024

 24,000             4,424       5,899      7,374       8,849       10,324

 36,000             7,174       9,499     11,874      14,249       16,624

 48,000             9,824      13,099     16,374      19,649       22,924

 60,000            12,524      16,699     20,874      25,049       29,224

 72,000            15,224      20,299     25,374      30,449       35,524

 84,000            17,924      23,899     29,874      35,849       41,824

 96,000            20,624      27,499     34,374      41,249       48,124

108,000            23,324      31,099     38,874      46,649       54,424

120,000            26,024      34,699     43,374      52,049       60,724

132,000            28,724      37,299     47,874      57,449       67,024

144,000            31,424      41,899     52,374      62,849       73,324

156,000            34,124      45,499     56,874      68,249       76,624

      Effective March 24, 1986, the Plan was amended by including, for purposes of calculating a participant's compensation under the Plan, any and all bonuses paid to the participant during the plan year.

      Director Compensation. Directors of the Bank receive $800 for each meeting of the full Board of Directors attended plus $200 for each committee meeting attended. Attendance at the December meeting is optional.

      Consultation Agreement. Pursuant to a consultation agreement, last executed to be effective January 1, 1996, the Company has retained the services of Robert W. Jones as a paid consultant, for which he receives a consultation fee of $1,000 per month, plus reimbursement for documented expenses incurred for the Company and/or the Bank. This Agreement continues for so long as Mr. Jones continues to serve as Chairman of the Board of Directors. Pursuant to this Agreement, Mr. Jones is not considered to be an employee of the Bank or of the Company.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The Company is authorized to issue 5,000,000 shares of its Common Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 14, 1997 there were 536,377 shares of the Company's Common Stock issued and outstanding.

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (i) directors of the Company, and
(ii) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. The Company has no present commitments to these persons with respect to the issuance of shares of its Common Stock (its only class of common equity). This information is based on information filed with or provided to the Company as of approximately February 14, 1997.


-------------------------------------------------------------------------------------------------------
                                                               Amount and
                                                               Nature of                    Percent
              Name of                                          Beneficial                      of
          Beneficial Owner                                     Ownership                    Class (1)
-------------------------------------------------------------------------------------------------------
(i)       Paul O. Barnes                                         11,328(2)                  2.1%
          843 Old Morrison Road
          McMinnville, TN  37110

          Henry N. Boyd                                           8,480                     1.6%
          705 Country Club Drive
          McMinnville, TN  37110

          J. G. Brock                                               500(3)                   *
          P. O. Box 789
          McMinnville, TN  37110

          Dean I. Gillespie                                       1,680(4)                   *
          258 Lagniappe Lane
          McMinnville, TN  37110

          G. B. Greene                                            5,828                     1.1
          608 W. Main Street
          McMinnville, TN  37110

          Charles C. Jacobs                                       4,000                      *
          3180 Vervilla Road
          McMinnville, TN  37110

          Robert W. Jones                                         9,094(5)                  1.7%
          828 Lakeland Drive
          McMinnville, TN  37110

          J. Douglas Milner                                         200                      *
          227 Mountain Street
          McMinnville, TN  37110



                          [Table cont'd on next page]

--------------------------------------------------------------------------------------------------------
                                                               Amount and
                                                               Nature of                    Percent
              Name of                                          Beneficial                      of
          Beneficial Owner                                     Ownership                    Class (1)
--------------------------------------------------------------------------------------------------------
          John J. Savage, Jr.                                     1,132(6)                      *
          104 Worley Street
          McMinnville, TN  37110

          C. M. Stanley                                           2,712                         *
          P. O. Box 52
          McMinnville, TN  37110

          W. B. Whitson                                          14,992(7)                   2.8%
          P. O. Box 609
          McMinnville, TN  37110


(ii)      Directors and                                          60,938                    11.47%
          Executive Officers
          as a Group
          (15 individuals)

---------------------------
          *  Less than 1%.



                                        NOTES TO TABLE

          (1) Based on 536,377 shares of the Common Stock outstanding at February 14, 1997.

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

          (5) This total includes 4,468 shares held by Mr. Jones and his spouse. This total includes also 4,446 shares held by Mr. Jones' spouse, as to which Mr. Jones disclaims beneficial ownership.

          (6)   Includes 208 shares held jointly by Mr. Savage and his spouse.

          (7) Includes 4,438 held by the W. B. Whitson Grandchildren Trust of which Mr. Whitson is a Co-Trustee. This total includes also 200 shares held by Mr. Whitson's spouse, as to which Mr. Whitson disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The First National Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1996. All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:

                  (1) The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, commence on page F-1 of this Annual Report on Form 10-KSB:

                           (-a-) Consolidated Balance Sheets as of December 31, 1996 and 1995;

                           (-b-) Consolidated Statements of Earnings for the three years ended December 31, 1996;

                           (-c-) Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1996;

                           (-d-) Consolidated Statements of Cash Flows for the three years ended December 31, 1996;

                           (-e-)    Notes to the foregoing Consolidated
                                    Financial Statements.

                  (2)     Listing of Exhibits:

                          (-a-)     3(i)     Charter as amended.*

                          (-b-)     3(ii)    Bylaws.*

                          (-c-)     10.1     First National Bank of McMinnville
                                             401(k) Retirement Plan.**

                          (-d-)     10.2     Consulting Agreement dated
                                             February 9, 1996, between First
                                             National Bank of McMinnville and
                                             Robert W. Jones, replacing prior
                                             agreement dated December 14, 1993,
                                             as amended.

                          (-e-)     11       Statement re: computation of per
                                             share earnings.***

                          (-f-)     21       Subsidiaries of the Registrant for
                                             the year ended December 31, 1996.

                          (-g-)     27       Financial Statement Schedule
                                             [Omitted in Paper Copies].

         (b) No reports on Form 8-K were filed for the quarter ended December 31, 1996.

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

------------------
         * Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994.
         ** Incorporated herein by reference to exhibits filed with Form 10-K Annual Report under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1988.
         *** Incorporated by reference to the Consolidated Statements of Earnings of First McMinnville Corporation's Consolidated Annual Financial Statements for the year ended December 31, 1996.

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


                                       FIRST MCMINNVILLE CORPORATION
                                               (REGISTRANT)



                                       By: /s/ Charles C. Jacobs
                                           ------------------------------------
                                           Charles C. Jacobs
                                           President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                         Date
         ---------                                   -----                                         ----
/s/ Robert W. Jones                                 Chairman and                               March 11, 1997
-----------------------------------                 Director
Robert W. Jones


/s/ Paul O. Barnes                                  Director                                   March 11, 1997
-----------------------------------
Paul O. Barnes


/s/ Henry N. Boyd                                   Director                                   March 11, 1997
-----------------------------------
Henry N. Boyd


/s/ J. G. Brock                                     Director                                   March 11, 1997
-----------------------------------
J. G. Brock



                    {SIGNATURES CONTINUED ON FOLLOWING PAGE}

                   {SIGNATURES CONTINUED FROM PRECEDING PAGE}


         Signature                                   Title                                Date
         ---------                                   -----                                ----
/s/ Dean I. Gillespie                               Director                          March 11, 1997
-----------------------------------
Dean I. Gillespie



/s/ G. B. Greene                                    Director                          March 11, 1997
-----------------------------------
G. B. Greene



/s/ J. Douglas Milner                               Director                          March 11, 1997
-----------------------------------
J. Douglas Milner



/s/ Charles C. Jacobs                               President, CEO                    March 11, 1997
-----------------------------------                 and Director
Charles C. Jacobs



/s/ John J. Savage, Jr.                             Director                          March 11, 1997
-----------------------------------
John J. Savage, Jr.



/s/ Carl M. Stanley                                 Director                          March 11, 1997
-----------------------------------
Carl M. Stanley



/s/ W. B. Whitson                                   Director                          March 11, 1997
-----------------------------------
W. B. Whitson



/s/ Kenny D. Neal                                   Treasurer/Chief                   March 12, 1997
-----------------------------------                 Financial and
Kenny D. Neal                                       Accounting Officer


                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                  ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


(a)      Annual Reports, Proxy Statements, and Form of Proxy.

         (1) A copy of the annual report to security holders for the Company's last fiscal year is furnished herewith to the Commission for its information, pursuant to the instructions to Form 10-KSB, BUT NOT INCORPORATED BY REFERENCE.

         (2) A copy of the form of proxy to be sent to security holders in respect of the Company's 1997 Annual Meeting of Shareholders is furnished herewith to the Commission for its information for its information, pursuant to the instructions to Form 10-KSB, BUT NOT INCORPORATED BY REFERENCE.

    (These items appear at the end of this Document in both the Paper and
                             Electronic Formats.)

                         INDEX TO FINANCIAL STATEMENTS



FIRST MCMINNVILLE CORPORATION                                         PAGE
-----------------------------                                         ----
Independent Auditor's Report                                          F-3

Consolidated Balance Sheets                                           F-4
December 31, 1996 and 1995

Consolidated Statements of Earnings                                   F-5
Three Years Ended December 31, 1996

Consolidated Statement of Changes in Stockholders' Equity             F-6
Three Years Ended December 31, 1996

Consolidated Statements of Cash Flows                                 F-7
Three Years Ended December 31, 1996

Notes to Consolidated Financial Statements                            F-9

                        FIRST MCMINNVILLE CORPORATION
                            McMinnville, Tennessee

                       Consolidated Financial Statements

                          December 31, 1996 and 1995

                  (With Independent Auditor's Report Thereon)

                      [MAGGART & ASSOCIATES LETTERHEAD]




                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors
First McMinnville Corporation:

We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for debt and equity securities to comply with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                /s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 24, 1997

                        FIRST MCMINNVILLE CORPORATION

                         Consolidated Balance Sheets

                          December 31, 1996 and 1995

                                                                   In Thousands
                                                                   ------------
                                                                  1996           1995
                                                                  ----           ----
         Assets
Loans, less allowance for possible loan losses
  of $1,724,000 and $1,562,000, respectively                    $ 107,940       99,297
Securities:
  Held-to-maturity, at amortized cost (market value
     $55,232,000 and $49,839,000, respectively)                    54,521       48,837
   Available-for-sale, at market (amortized cost
     $24,468,000 and $32,073,000, respectively)                    24,288       32,269
                                                                ---------      -------
        Total securities                                           78,809       81,106
 Interest-bearing deposits in banks                                   100          100
 Federal funds sold                                                  --            300
                                                                ---------      -------
        Total earning assets                                      186,849      180,803
 Cash and due from banks                                            3,532        4,872
 Premises and equipment, net                                        2,368        1,881
 Accrued interest receivable                                        1,903        2,015
 Deferred tax asset                                                   405          245
 Other real estate                                                     69          305
 Other assets                                                         606          542
                                                                ---------      -------

        Total assets                                            $ 195,732      190,663
                                                                =========      =======

      Liabilities and Stockholders' Equity

 Deposits                                                       $ 159,746      154,551
 Securities sold under repurchase agreements                        2,531        4,213
 Federal funds purchased                                              500         --
 Accrued interest and other liabilities                             2,930        3,010
                                                                ---------      -------

        Total liabilities                                         165,707      161,774
                                                                ---------      -------
 Stockholders' equity:
   Common stock, par value $2.50 per share,
     authorized 5,000,000, issued 579,537 shares                    1,512        1,512
   Additional paid-in capital                                       1,512        1,512
   Retained earnings                                               29,321       27,171
   Net unrealized gains (losses) onavailable-for-sale
     securities, net of income tax benefits of $68,000
     and income taxes of $74,000, respectively                       (111)         122
                                                                ---------      -------
                                                                   32,234       30,317
 Less cost of treasury stock of 42,754 shares
     in 1996 and 28,366 shares in 1995                             (2,209)      (1,428)
                                                                ---------      -------
        Total stockholders' equity                                 30,025       28,889
                                                                ---------      -------

 COMMITMENTS AND CONTINGENT LIABILITIES

        Total liabilities andstockholders' equity
                                                                $ 195,732      190,663
                                                                =========      =======




See accompanying notes to consolidated financial statements.

                         FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Earnings

                      Three Years Ended December 31, 1996

                                                                        In Thousands,
                                                                    Except Per Share Amount
                                                                    -----------------------
                                                                 1996       1995         1994
                                                                 ----       ----         ----
Interest income:
   Interest and fees on loans                                  9,380         8,802        7,417
   Interest and dividends on securities:
   Taxable securities                                          3,899         3,712        3,679
   Exempt from Federal income taxes                            1,299         1,217        1,314
   Interest on Federal funds sold                                 86           156          111
   Interest on interest-bearing deposits
    in financial institutions                                      6             5            7
                                                           ---------       -------      -------
           Total interest income                              14,670        13,892       12,528
                                                           ---------       -------      -------

 Interest expense:
  Interest on negotiable order of
    withdrawal accounts                                          478           556          536
  Interest on money market demand and savings
    accounts                                                   1,113         1,175        1,197
  Interest on certificates of deposit                          4,877         4,574        3,024
  Interest on securities sold under
    repurchase agreements and short-term debt                    131           113           87
                                                           ---------       -------      -------
          Total interest expense                               6,599         6,418        4,844
                                                           ---------       -------      -------
 Net interest income before provision
  for loan losses                                              8,071         7,474        7,684
 Provision for possible loan losses                              150           160          240
                                                           ---------       -------      -------
 Net interest income after provision for
  possible loan losses                                         7,921         7,314        7,444
 Non-interest income                                             659           634          574
 Non-interest expense                                         (3,700)       (3,543)      (3,738)
                                                           ---------       -------      -------
           Earnings before income taxes                        4,880         4,405        4,280
 Income taxes                                                  1,436         1,299        1,203
                                                           ---------       -------      -------
            Net earnings                                   $   3,444         3,106        3,077
                                                           =========       =======      =======
 Earnings per share                                        $    6.34          5.62         5.55
                                                           =========       =======      =======
 Weighted average number of shares outstanding               543,116       552,399      554,837
                                                           =========       =======      =======

See accompanying notes to consolidated financial statements.

                        FIRST MCMINNVILLE CORPORATION

          Consolidated Statements of Changes in Stockholder's Equity

                     Three Years Ended December 31, 1996



                                                                    In Thousands, Except Shares
                                          ---------------------------------------------------------------------------------
                                                                                                       Not
                                                                                                   Unrealized
                                                                                                      Gains
                                                                                                     (Losses)
                                            Common Stock                                                On
                                          -----------------     Additional                           Available
                                                       Par        Paid-In    Retained  Treasury       For-Sale
                                          Shares      Value       Capital    Earnings   Stock        Securities     Total
                                          ------      ------    ----------   --------  --------    ------------    --------
Balance December 31, 1993                 302,400     $1,512    1,512        23,419     (1,203)        ---           25,240

Issuance of 277,137 shares
  of stock pursuant to a
  2 for 1 stock split                     277,137        ---      ---           ---        ---          ---             ---

Net earnings                                  ---        ---      ---         3,077        ---          ---           3,077

Cash dividends declared
  $2.16 per share                             ---        ---      ---        (1,191)       ---          ---          (1,191)

Cost of 1,556 shares of
  treasury stock                              ---        ---      ---           ---       (108)         ---            (109)

Effect of change to market value
  method of accounting for debt and
  equity securities as of January 1, 1994     ---        ---      ---           ---        ---          992             992

Net change in unrealized gains (losses)
  on available-for-sale securities
  during the year, net of Income tax
  benefits of $953,000                        ---        ---      ---           ---        ---       (1,557)         (1,557)
                                          -------      ------   -----        ------     -----        ------          ------

Balance December 31, 1994                 579,537      1,512    1,512        25,305     (1,312)        (565)         26,452

Net earnings                                  ---        ---      ---         3,106        ---          ---           3,106

Cash dividends declared
  $2.25 per share                             ---        ---      ---        (1,240)       ---          ---          (1,240)

Cost of 2,249 shares of
  treasury stock                              ---        ---      ---           ---       (116)         ---            (116)

Net change in unrealized gains (losses)
  on available-for-sale securities
  during the year, net of income taxes
  of $420,000                                 ---        ---       ---          ---        ---          687             687
                                          -------      -----     -----      -------     ------          ---          ------

Balance December 31, 1995                 579,537      1,512     1,512       27,171     (1,428)         122          28,889

Net earnings                                  ---        ---       ---        3,444        ---          ---           3,444

Cash dividends declared
  $2.40 per share                             ---        ---       ---       (1,234)       ---          ---          (1,294)

Cost of 14,388 shares of
  treasury stock                              ---        ---       ---          ---       (781)         ---            (781)

Net change in unrealized gains (losses)
  on available-for-sale securities
  during the year, net of income tax
  benefits of $142,000                        ---        ---       ---          ---        ---         (233)           (233)
                                          -------     ------     -----       ------     ------         ----          ------

Balance December 31, 1996                 579,537     $1,512     1,512       20,321     (2,209)        (111)         30,025
                                          =======     ======     =====       ======     ======         ====          ======


See accompanying notes to consolidated financial statements.

                         FIRST MCMINNVILLE CORPORATED


                     Consolidated Statements of Cash Flows

                      Three Years Ended December 31, 1996

               Increase (Decrease) in Cash and Cash Equivalents

                                                                  In Thousands
                                                                  ------------
                                                              1996       1995         1994
                                                              ----       ----         ----
Cash flows from operating activities:
  Interest received                                         $ 14,727     13,762     12,332
  Fees and commissions received                                  659        583        566
  Interest paid                                               (6,773)    (5,895)    (4,552)
  Cash paid to suppliers and employees                        (3,481)    (3,345)    (3,587)
  Income taxes paid                                           (1,416)    (1,307)    (1,275)
                                                            --------     ------     ------
         Net cash provided by operating activities             3,716      3,798      3,484
                                                            --------     ------     ------

 Cash flows from investing activities:
  Purchase of available-for-sale securities                   (7,747)   (21,835)    (9,776)
  Proceeds from sales of available-for-sale securities         9,578      9,888     21,885
  Proceeds from maturities of available-for-sale
   securities                                                  5,723      4,677      4,855
  Purchase of held-to-maturity securities                    (21,491)    (4,797)   (40,960
  Proceeds from maturities of held-to-maturity securities     15,820     12,432     23,383
  Proceeds from maturities of interest bearing
   deposits in bank                                             --         --          100
  Loans made to customers, net of repayments                  (8,838)    (9,067)   (11,668
  Purchase of premises and equipment                            (676)      (449)      (389)
  Proceeds from sales of other real estate                       281        574        249
                                                            --------     ------     ------
         Net cash used in investingactivities                 (7,350)    (8,577)   (12,321)
                                                            --------     ------     ------
 Cash flows from financing activities:
   Net increase (decrease) in demand, NOW and savings
    deposits                                                   1,122     (1,917)     3,744
   Net increase in time deposits                               4,073      7,837      4,725
   Net increase (decrease) in securities sold under
    repurchase agreement                                      (1,682)     1,921       (949)
   Increase (decrease) in Federal funds purchased                500       (600)       600
   Proceeds from issuance of short-term notes payable             45         56         42
   Repayment of short-term notes payable                         (45)       (56)       (42)
   Dividends paid                                             (1,238)    (1,202)    (1,112)
          Payments to acquire treasury stock                    (781)      (116       (109)
                                                            --------     ------     ------
         Net cash provided by financing activities
                                                               1,994      5,923      6,899
                                                            --------     ------     ------

 Net increase (decrease) in cash and cash equivalents          (1,64)     1,144     (1,938)

 Cash and cash equivalents at beginning of year                5,172      4,028      5,966
                                                            --------     ------     ------

 Cash and cash equivalents at end of year                   $  3,532      5,172      4,028
                                                            ========    =======    =======

See accompanying notes to consolidated financial statements.

                        FIRST MCMINNVILLE CORPORATION

                      Three Years Ended December 31, 1996

               Increase (Decrease) in Cash and Cash Equivalents

                                                                       In Thousands
                                                            ------------------------------
                                                             1996         1995        1994
                                                            -----        -----       -----
Reconciliation of net earnings to net cash
 provided by operating activities:
    Net earnings                                            $ 3,444       3,106       3,077
                                                            -------      ------      ------
    Adjustments to reconcile net earningsto net
     cash provided by operating activities:
      Depreciation                                              219         222         183
      Provision for loan losses                                 150         160         240
      Provision for deferred taxes                              (17)        (24)        (71)
      Securities gains related to available-for sale            (54)       (103)       (225)
      Securities losses related to available-for-sale           147          52         297
      FHLB dividend reinvestment                                (42         (37)        (28)
      Increase (decrease) in taxes payable                       37          16          (1)
      Decrease (increase) in interest receivable                112         (93)       (168)
      Increase (decrease)in interest payable                   (174)        523         292
      Decrease in otherassets and liabilities, net             (106)        (24)       (112)
                                                            -------      ------      ------
             Total adjustments                                  272         692         407
                                                            -------      ------      ------
             Net cash provided by operating activities      $ 3,716       3,798       3,484
                                                            =======      ======      ======


 Supplemental Schedule of Noncash Activities:
     Non-cash transfers from loans to other real estate     $    45         355        --
                                                            =======      ======      ======
     Investment securities transferred to
      available-for-sale                                    $  --          --        61,719
                                                            =======      ======      ======
     Investment securities transferred to
      held-to-maturity                                      $  --          --        20,004
                                                            =======      ======      ======
     Unrealized gain (loss) in value of securities
      available-for-sale, net of income tax benefits
      of $142,000 in 1996, income taxes of $420,000
      in 1995 and income tax benefits of $953,000 in
      1994                                                  $  (233)        687      (1,557)
                                                            =======      ======      ======



See accompanying notes to consolidated financial statements.

                         FIRST MCMINNVILLE CORPORATION

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995

(1)      Summary of Significant Accounting Policies

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

                         FIRST MCMINNVILLE CORPORATION

                          December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies, Continued

     (d)  Loans and Allowance for Possible Loan Losses, Continued

          The allowance method is used by the Company to provide for possible loan losses. Accordingly, all loan losses are charged to the allowance for possible loan losses and all recoveries are credited to it. Management's periodic evaluation of the allowance is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of underlying collateral and current economic conditions that may affect the borrower's ability to repay. Impaired loans that are within the scope of Statement of Financial Accounting Standards (SFAS) No.114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

     (e)  Debt and Equity Securities

          The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

               . Securities Held-to-Maturity

                 Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are calculated by the interest method.

                         FIRST MCMINNVILLE CORPORATION

                          December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies, Continued

     (e)  Debt and Equity Securities, Continued

          .    Trading Securities

               Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

          .    Securities Available-for-Sale

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

                         FIRST MCMINNVILLE CORPORATION

             Notes to Consolidated Financial Statements, Continued

                          December 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies, Continued

     (g)  Long-Lived Assets

          In March, 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the company adopted this statement and determined that no impairment loss need be recognized for its long-lived assets.

     (h)  Other Real Estate

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

     (i)  Income Taxes

          Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.

          The Company and its subsidiary file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate-return basis.

                         FIRST MCMINNVILLE CORPORATION

                          December 31, 1996 and 1995



(1)  Summary of Significant Accounting Policies, Continued

     (j)  Pension Expense

          The Subsidiary accounts for its defined benefit pension plan under the provisions of Statement of Financial Accounting Standards No.87, "Employers' Accounting for Pensions". Accordingly, the net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial excess of projected benefits over plan assets and actuarial gains and losses.

     (k)  Earnings Per Common Share

          Earnings per share is computed based upon the weighted average number of common shares outstanding during the year. On September13, 1994, the Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend payable October 1, 1994 to shareholders of record on September 13, 1994. The weighted average number of shares outstanding used in the computation of earnings per share and dividends per share has been retroactively adjusted to reflect the stock split.

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

     (m)  Reclassification

          Certain reclassifications have been made to the 1995 and 1994 figures to conform to the presentation for 1996.

     (n)  Off-Balance-Sheet Financial Instruments

          In the ordinary course of business the subsidiary bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                         FIRST MCMINNVILLE CORPORATION

                          December 31, 1996 and 1995





(2)  Loans and Allowance for Possible Loan Losses

     Loans and allowance for possible loan losses at December 31, 1996 and 1995 are summarized as follows:

                                                        In Thousands
                                                 ------------------------
                                                    1996           1995
                                                    ----           ----
 Commercial, financial and agricultural          $  30,232         22,327
 Real estate - construction                          2,224          2,217
 Real estate - mortgage                             74,290         73,444
 Consumer                                            2,918          2,871
                                                 ---------        -------
                                                   109,664        100,859
 Less allowance for possible loan losses            (1,724)        (1,562)
                                                 ---------        -------
                                                 $ 107,940         99,297
                                                 =========        =======

In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $2,842,000 and $2,947,000 at December 31, 1996 and 1995, respectively. During 1996, $2,091,000 of such loans were made and repayments totaled $2,196,000. As of December 31, 1996, none of these loans were restructured, nor were any related party loans charged-off during the past three years.

During 1995, loans which had been placed on non-accrual status totaled $407,000 and the amount on non-accrual status as of December 31, 1995 totaled $55,000. Had interest on these loans been accrued, interest income would have increased by approximately $33,000 in 1995. No loans had been placed on non-accrual status during 1996.


                     Commercial,
                     Financial                    Real
                         and       Real Estate   Estate
Maturity             Agricultural  Construction  Mortgage    Consumer  Total
--------             ------------  ------------  ---------   --------  -----
                              (In thousands)
3 months or
   less                 $16,228       --          12,741         832      29,801
3 to 12 months            5,207      2,224         7,245       1,125      15,801
a1 to 5 years             8,722       --          45,908         961      55,591
Over 5 years                 75       --           8,396        --         8,471
                        -------      -----        ------       -----     -------
                        $30,232      2,224        74,290       2,918     109,664
                        =======      =====        ======       =====     =======


At December 31, 1996, variable rate and fixed rate loans total approximately $18,252,000 and $91,412,000, respectively. At December31, 1995, variable rate loans were $19,323,000 and fixed rate loans totaled $81,536,000.

                         FIRST MCMINNVILLE CORPORATION

                          December 31, 1996 and 1995


(2)  Loans and Allowance for Possible Loan Losses, Continued

     Transactions in the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                     In Thousands
                                            ------------------------------
                                              1996       1995       1994
                                              ----       ----       ----
 Balance - beginning of year                $ 1,562      1,448     1,222
 Provision charged to
   operating expenses                           150        160       240
                                            -------      -----     -----
                                              1,712      1,608     1,462
                                            -------      -----     -----

 Loans charged-off                              (98)       (86)      (37)
 Recoveries on losses                           110         40        23
                                            -------      -----     -----
    Net loan recoveries
       (charge-offs)                             12        (46)      (14)
                                            -------      -----     -----
 Balance - end of year                      $ 1,724      1,562     1,448
                                            =======      =====     =====

     The Company's principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 1996, the Company had loans to customers in the nursery industry totaling approximately $11,287,000. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower's financial condition.

(3)  Debt and Equity Securities

     Debt and equity securities have been classified in the balance sheet according to management's intent. The Bank's classification of securities at December 31, 1996 is as follows:

                                                     In Thousands
                                                Securities Held-To-Maturity
                                       ----------------------------------------------
                                                      Gross          Gross    Estimated
                                       Amortized   Unrealized     Unrealized    Market
                                        Cost          Gains          Losses     Value
                                        ----          -----          ------    --------
U.S. Treasury and
 other U.S.
 Government agencies
  and corporations                     $29,765        397              44      30,118
 Obligations of states
  and political
  subdivision                           21,101        493              59      21,535
 Corporate and other
  securities                             1,416         29               7       1,438
 Mortgage backed
  securities                             2,239         --              98       2,141
                                       -------        ---             ---      ------
                                       $54,521        919             208      55,232
                                       =======        ===             ===      ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995

(3)  Debt and Equity Securities, Continued

                                                                 In Thousands
                                                          Securities Available-For-Sale
                                                 --------------------------------------------
                                                              Gross      Gross      Estimated
                                                 Amortized  Unrealized Unrealized    Market
                                                    Cost      Gains      Losses      Value
                                                  -------      ---      ------      ------
              U.S. Treasury and
                  other U.S.
                  Government agencies
                  and corporations                $20,161       23         156      20,028
              Obligations of states
                  and political
                  subdivision                       1,547       30          10       1,567
              Corporate and other
                  securities                          717      --         --           717
              Mortgage backed
                  securities                        2,043        1          68       1,976
                                                  -------       --         ---      ------

                                                  $24,468       54         234      24,288
                                                  =======       ==         ===      ======

      Debt and equity securities at December 31, 1995 consist of the following:

                                                            In Thousands
                                                     Securities Held-To-Maturity
                                            --------------------------------------------
                                                          Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized    Market
                                               Cost       Gains        Losses      Value
                                             -------       ---         ------      ------
              U.S. Treasury and
                     other U.S.
                     Government agencies
                     and corporations         $24,138        516          43      24,611
              Obligations of states
                     and political
                     subdivision               20,792        591          32      21,351
              Corporate and other
                     securities                 1,669         56           2       1,723
              Mortgage backed
                     securities                 2,238       --            84       2,154
                                              -------      -----         ---      ------

                                              $48,837      1,163         161      49,839
                                              =======      =====         ===      ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995

                                                            In Thousands
                                            --------------------------------------------
                                                     Securities Available-For-Sale
                                            --------------------------------------------
                                                          Gross        Gross     Estimated
                                            Amortized   Unrealized   Unrealized    Market
                                               Cost       Gains        Losses      Value
                                             -------       ---         ------      ------

              U.S. Treasury and
                       other U.S.
                       Government agencies
                       and corporations         $25,411      292          97      25,606
              Obligations of states
                       and political
                       subdivision                3,597      114          42       3,669
              Corporate and other
                       securities                   675      --         --           675
              Mortgage backed
                       securities                 2,390        5          76       2,319
                                                -------      ---      ------      ------

                                                $32,073      411         215      32,269
                                                =======      ===      ======      ======

          The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         In Thousands
                                                     --------------------
                                                                Estimated
                                                     Amortized    Market
          Securities Held-To-Maturity                   Cost      Value
          ---------------------------                   ----      -----

          Due in one year or less                    $ 3,768      3,790
          Due after one year through five years       18,623     18,869
          Due after five years through ten years      24,362     24,852
          Due after ten years                          5,529      5,580
                                                     -------     ------
                                                      52,282     53,091
          Mortgage backed securities                   2,239      2,141
                                                     -------     ------
                                                     $54,521     55,232
                                                     =======     ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(3)       Debt and Equity Securities, Continued

                                                         In Thousands
                                                     --------------------
                                                                Estimated
                                                     Amortized    Market
          Securities Available-For-Sale                 Cost      Value
          -----------------------------                 ----      -----

          Due in one year or less                    $ 1,000      1,000
          Due after one year through five years        5,789      5,737
          Due after five years through ten years      10,779     10,772
          Due after ten years                          4,140      4,086
                                                     -------     ------
                                                      21,708     21,595
          Mortgage backed securities                   2,043      1,976
          Federal Home Loan Bank stock                   626        626
          Federal Reserve Bank stock                      91         91
                                                     -------     ------
                                                     $24,468     24,288
                                                     =======     ======

          Results from sales of debt and equity securities are as follows:

                                                    In Thousands
                                         ------------------------------
                                         For the Year Ended December 31,
                                         ------------------------------
                                           1996         1995       1994
                                           ----         ----       ----

          Gross proceeds                  $ 9,578      9,888      21,885
                                          =======      =====     =======

          Gross realized gains            $    54        103         225
          Gross realized losses               147         52         297
                                          -------      -----     -------
          Net realized gains (losses)     $   (93)        51         (72)
                                          =======      =====     =======

          The Company also realized a gain of $13,000, $12,000 and $8,000 in 1996, 1995 and 1994, respectively related to calls of securities classified as held-to-maturity.

          The Company periodically applies the stress test to its securities portfolio. To meet the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities to fail the stress test at December 31, 1996.

          Securities with approximate carrying values of $14,641,000 (approximate market value of $14,730,000) and $17,818,000 (approximate market value of $18,119,000) at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

          Included in the securities above at December 31, 1996, are approximately $16,271,000 at amortized cost (approximate market value of $16,575,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(3)       Debt and Equity Securities, Continued

          Securities that have rates that adjust prior to maturity totaled $4,004,000 (market value $3,869,000) at December 31, 1996.

          Included in the securities portfolio is stock of the Federal Home Loan Bank amounting to $626,000 and $584,000 at December 31, 1996 and 1995, respectively. The stock can be sold back at par and only to the Federal Home Loan Bank or to another member institution.

(4)       Premises and Equipment

          The detail of premises and equipment at December 31, 1996 and 1995 is as follows:

                                                In Thousands
                                            -------------------
                                               1996        1995
                                            -------      ------
          Land                              $   426         426
          Buildings                           2,558       2,010
          Furniture and equipment             2,148       1,990
                                            -------      ------
                                              5,132       4,426
          Less accumulated depreciation      (2,764)     (2,545)
                                            -------      ------

                                            $ 2,368       1,881
                                            =======      ======

          During 1996, the Company constructed a branch facility on Smithville Highway in McMinnville, Tennessee at a building cost of $522,000. The contractor, who is a director of the Company, was paid construction costs of $478,000.

(5)       Deposits

          Deposits at December 31, 1996 and 1995 are summarized as follows:

                                                           In Thousands
                                                      --------------------
                                                        1996         1995
                                                      --------     -------
          Demand deposits                             $ 18,802      19,002
          Negotiable order of withdrawals               19,359      18,500
          Money market demand accounts                  10,172      11,087
          Savings deposits                              23,510      22,132
          Certificates of deposit $100,000
             or greater                                 26,920      26,274
          Other certificates of deposit                 52,351      49,043
          Individual retirement accounts $100,000
             or greater                                  1,352       1,388
          Other individual retirement accounts           7,280       7,125
                                                      --------     -------
                                                      $159,746     154,551
                                                      ========     =======



                                                                            F-19

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995




(5)       Deposits, Continued

          Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1996 are as follows:

                                             In Thousands
                                  --------------------------------------------
                                  Single Deposits   Single Deposits
                 Maturity          Under $100,000    Over $100,000       Total
                 --------          --------------    -------------       -----

             3 months or less          $14,103           6,925          21,028
             3 to 6 months              13,116           4,602          17,718
             6 to 12 months             12,810           6,426          19,236
             1 to 5 years               19,602          10,319          29,921
                                       -------          ------          ------
                                       $59,631          28,272          87,903
                                       =======          ======          ======

          The subsidiary bank is required to maintain cash balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the year ended December 31, 1996 was approximately $908,000.


(6)       Securities Sold Under Repurchase Agreements

          The maximum amounts of outstanding repurchase agreements at any month end during 1996 and 1995 was $5,666,000 and $4,421,000, respectively. The average daily balance outstanding during 1996, 1995 and 1994 was $3,529,000, $3,579,000 and $3,097,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995

(7)       Non-Interest Income and Non-Interest Expense

          The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

                                                                    In Thousands
                                                         -------------------------------------
                                                                 For the Year Ended
                                                                     December 31,
                                                         -------------------------------------
                                                          1996            1995           1994
                                                         ------          -----          -----
          Non-interest income:
            Service charges on deposits                  $  393            351            312
            Other fees and commissions                      170            159            146
            Commissions on fiduciary activities              66             19             45
            Securities gains                               --               51           --
            Other income                                     30             54             71
                                                         ------          -----          -----
              Total non-interest income                  $  659            634            574
                                                         ======          =====          =====

          Non-interest expense:
            Salaries and employee benefits               $2,144          2,036          1,997
            Occupancy expenses, net                         232            197            200
            Furniture and equipment expense                 338            279            229
            FDIC insurance                                    2            171            323
            Securities losses                                93           --               72
            Other operating expenses                        891            860            917
                                                         ------          -----          -----
              Total non-interest expense                 $3,700          3,543          3,738
                                                         ======          =====          =====

(8)       Income Taxes

          The components of the net deferred tax asset are as follows:

                                                In Thousands
                                           --------------------
                                                December 31,
                                           --------------------
                                            1996           1995
                                           -----           ----
          Deferred tax asset:
            Federal                        $ 479            390
            State                             90             73
                                           -----           ----
                                             569            463

          Deferred tax liability:
            Federal                         (138)          (184)
            State                            (26)           (34)
                                           -----           ----
                                            (164)          (218)

                                           $ 405            245
                                           =====           ====

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(8)       Income Taxes, Continued

          The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                                       In Thousands
                                                                   --------------------
                                                                        December 31,
                                                                   --------------------
                                                                    1996           1995
                                                                   -----           ----
          Financial statement allowance for
            loan losses in excess of tax allowance                 $ 501            444

          Excess of depreciation deducted for tax
            purposes over the amounts deducted
            in the financial statements                             (148)          (144)

          Book pension expense over (under) the
            allowable tax deduction                                  (16)            19

          Unrealized (gain) loss in investment securities
            available-for-sale                                        68            (74)
                                                                   -----           ----

                                                                   $ 405            245
                                                                   =====           ====

          The components of income tax expense (benefit) are summarized as follows:

                                          In Thousands
                            ---------------------------------------
                            Federal           State           Total
                            -------           -----           -----
         1996
            Current         $ 1,160            293            1,453
            Deferred            (14)            (3)             (17)
                            -------           ----           ------
              Total         $ 1,146            290            1,436
                            =======           ====           ======

         1995
            Current         $ 1,054            269            1,323
            Deferred            (20)            (4)             (24)
                            -------           ----           ------
              Total         $ 1,034            265            1,299
                            =======           ====           ======

         1994
            Current         $ 1,008            266            1,274
            Deferred            (60)           (11)             (71)
                            -------           ----           ------
              Total         $   948            255            1,203
                            =======           ====           ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(8)       Income Taxes, Continued

          A reconciliation of actual income tax expense of $1,436,000, $1,299,000 and $1,203,000 for the years ended December 31, 1996, 1995 and 1994, respectively, to the "expected" tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

                                                                        In Thousands
                                                        -----------------------------------------
                                                          1996             1995              1994

          Computed "expected" tax expense               $ 1,659            1,498            1,455
          State income taxes, net of Federal
            income tax benefit                              192              173              169
          Tax exempt interest, net of interest
            expense exclusion                              (414)            (371)            (430)
          Other, net                                         (1)              (1)               9
                                                        -------           ------           ------

                                                        $ 1,436            1,299            1,203
                                                        =======           ======           ======

          Total income tax expense for 1996 and 1994 includes income tax benefits of $35,000 and $27,000, respectively, related to losses on sales of securities. A tax expense of $19,000 related to gains on sales of securities is included in the 1995 total income tax expense.

(9)       Employee Benefit Plans

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

          Total pension expense including prior service costs amortization amounted to $82,000 in 1996, $99,000 in 1995 and $125,000 in 1994. The
          pension expense for 1996, 1995 and 1994 is comprised of the following components.

                                                                        In Thousands
                                                        -----------------------------------------
                                                          1996             1995              1994
                                                          ----             ----              ----

          Service cost-benefits earned
             during the period                          $    82               76               80
          Interest cost on projected
             benefit obligation                             140              125              129
          Expected return on plan assets                   (144)            (116)            (101)
          Net amortization and deferral                       4               14               17
                                                        -------           ------           ------

                                                        $    82               99              125
                                                        =======           ======           ======

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(9)       Employee Benefit Plans, Continued

          The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1995:

                                                                            In Thousands
                                                                     -------------------------
                                                                       1996              1995
                                                                     -------            ------
          Actuarial present value of benefits obligations:
             Accumulated benefit obligation, including
             vested benefits of $1,417,000 and $1,232,000
             respectively                                            $ 1,431             1,247
                                                                     =======            ======

          Actuarial present value of projected benefits
             obligation                                              $ 2,073             1,867
          Plan assets at fair market value                             2,159             1,798
                                                                     -------            ------
                   Excess of plan assets (over) under the
                      projected benefit obligation                       (86)               69
          Unamortized net asset being recognized over
             30 years                                                   (440)             (462)
          Unrecognized net gain                                          485               444
                                                                     -------            ------
                   Net pension (asset) liability recognized
                      in the consolidated balance sheets             $   (41)               51
                                                                     =======            ======

          Discount rate                                                  7.5%              7.5%
                                                                     =======            ======

          Rate of increase in compensation levels                          5%                5%
                                                                     =======            ======

          Long-term rate of return on assets                               8%                8%
                                                                     =======            ======


          In December, 1988 the subsidiary bank adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed 1 year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1996, 1995 and 1994, the subsidiary bank contributed $41,000, $43,000 and $40,000, respectively, to the plan.

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(10)      Regulatory Matters and Restrictions on Dividends

          The Company and its wholly-owned bank subsidiary are subject to regulatory capital requirements administered by the Comptroller of the Currency, Federal Deposit Insurance Corporation and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary may distribute. At December 31, 1996, management believes that the Company and its subsidiary meet all such capital requirements to which they are subject.

          The Company and its subsidiary bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1996, the Company and its bank subsidiary are required to have minimum Tier I and total risk-based capital ratios of 4.0% and 8.0%, respectively. The Company's actual ratios at that date were 27.1% and 28.3%, respectively. The leverage ratio at December 31, 1996 was 15.3% and the minimum requirement was 4.0%.

(11)      Commitments and Contingent Liabilities

          The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liability, if any, arising from such litigation and claims will not be material to the consolidated financial position.

          The Company has an unsecured $2,000,000 line of credit with another financial institution. At December 31, 1996 and 1995, there was no outstanding balance under the line of credit. The subsidiary bank has lines of credit with other financial institutions totaling $10,000,000. The balance at December 31, 1996 under the subsidiary's lines of credit totaled $500,000, and is included in the accompanying financial statements as Federal funds purchased. There was no balance outstanding under these lines of credit at December 31, 1995.

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995

(12)      Concentration of Credit Risk

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

          At December 31, 1996, the Company's cash and due from banks included commercial bank deposit accounts aggregating $1,567,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

(13)      Financial Instruments with Off-Balance-Sheet Risk

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

                                                                                      In Thousands
                                                                                 ----------------------
                                                                                       Contract or
                                                                                     Notional Amount
                                                                                 ----------------------
                                                                                  1996           1995
                                                                                 ------          -----
          Financial instruments whose contract amounts represent credit risk:
            Commercial loan commitments                                          $1,157          5,205
            Unfunded lines-of-credit                                              5,694          3,644
            Letters of credit                                                     1,493          1,059
                                                                                 ------          -----
               Total                                                             $8,344          9,908
                                                                                 ======          =====

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(13)      Financial Instruments with Off-Balance-Sheet Risk, Continued

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

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(14)      First McMinnville Corporation -

            Parent Company Financial Information


                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                                 Balance Sheets

                           December 31, 1996 and 1995


                                                                               In Thousands
                                                                      ---------------------------
                                                                         1996               1995
                                                                      --------            -------

                             Assets

          Cash                                                        $  1,159*             1,060*
          Investment in commercial bank subsidiary                      29,886*            28,793*
                                                                      --------            -------

                         Total assets                                 $ 31,045             29,853
                                                                      ========            =======

             Liabilities and Stockholders' Equity

          Dividend payable                                            $  1,020                964
                                                                      --------            -------

          Stockholders' equity:
             Common stock, par value $2.50 per share,
                authorized 5,000,000, issued 579,537 shares              1,512              1,512
             Additional paid-in capital                                  1,512              1,512
             Retained earnings                                          29,321             27,171
             Net unrealized gains (losses) on
                available-for-sale securities, net
                of income tax benefits of $68,000 and income
                taxes of $74,000, respectively                            (111)               122
                                                                      --------            -------
                                                                        32,234             30,317
             Less cost of treasury stock of 42,754
                shares in 1996 and 28,366 in 1995                       (2,209)            (1,428)
                                                                      --------            -------
                         Total stockholders' equity                     30,025             28,889
                                                                      --------            -------

                         Total liabilities and
                           stockholders' equity                       $ 31,045             29,853
                                                                      ========            =======

         *Eliminated in consolidation.

                         FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(14)      First McMinnville Corporation -

            Parent Company Financial Information


                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                             Statements of Earnings

                       Three Years Ended December 31, 1996


                                                                           In Thousands
                                                            -------------------------------------
                                                            1996            1995             1994
                                                            ----            ----             ----

          Income:
             Dividends from commercial bank
                subsidiary                                 $2,126*          1,406*          1,300*
                                                           ------           -----           -----

          Expenses:
             Other                                             13               9               5
                                                           ------           -----           -----

                                                               13               9               5
                                                           ------           -----           -----

                   Earnings before Federal income
                      tax benefits and equity in
                      undistributed earnings of
                      commercial bank subsidiary            2,113           1,397           1,295

          Federal income tax benefit                            5               3               2
                                                           ------           -----           -----
                                                            2,118           1,400           1,297

          Equity in undistributed earnings of
             commercial bank subsidiary                     1,326*          1,706*          1,780*
                                                           ------           -----           -----

                      Net earnings                         $3,444           3,106           3,077
                                                           ======           =====           =====

         *Eliminated in consolidation.

                          FIRST MCMINNVILLE CORPORATION


              Notes to Consolidated Financial Statements, Continued

                           December 31, 1996 and 1995




(14)      First McMinnville Corporation -

            Parent Company Financial Information


                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                  Statements of Changes in Stockholders' Equity

                       Three Years Ended December 31, 1996




                                                                In Thousands, Except Shares
                                                 -------------------------------------------------------------------
                                                                                                  Net
                                                                                               Unrealized
                                                                                                  Gains
                                                                                                (Losses)
                                                                                                   On
                                                          Additional                            Available
                                                  Common    Paid-In    Retained    Treasury      For-Sale
                                                  Stock     Capital    Earnings      Stock      Securities     Total
                                                  ------    -------    --------      -----      ----------     -----
Balance December 31, 1993                        $1,512      1,512     23,419       (1,203)          -        25,240

Issuance of 277,137 shares                            -          -          -            -           -             -
  of stock pursuant to a
  2 for 1 stock split

Net earnings                                          -          -      3,077            -           -         3,077

Cash dividends declared                               -          -     (1,191)           -           -        (1,181)
  $2.15 per share

Cost of 1,558 shares of                               -          -          -         (108)          -          (109)
  treasury stock

Effect of change to market value                      -          -          -            -         992           992
  method of accounting for debt and
  equity securities as of January 1, 1994

Net change in unrealized loss during the
  year, net of tax benefits of $953,000               -          -          -            -      (1,557)       (1,577)
                                                 ------      -----     ------       ------      ------        ------


Balance December 31, 1994                         1,512      1,512     23,305       (1,312)       (565)       26,452

Net earnings                                          -          -      3,108            -           -         3,108

Cash dividends declared                               -          -     (1,240)           -           -        (1,240)
  $2.25 per share

Cost of 2,248 shares of
  treasury stock                                      -          -          -         (116)          -          (116)

Net change in unrealized appreciation
  loss during the year, net of income
  taxes of $420,000                                   -          -          -            -         667           887

Balance December 31, 1995                         1,512      1,512     27,171       (1,428)        122        25,888
                                                 ------      -----     ------       ------      ------        ------
Net earnings                                          -          -      3,444            -           -         3,444

Cash dividends declared                               -          -     (1,294)           -           -        (1,294)
  $2.40 per share

Cost of 14,388 shares of                              -          -          -         (781)          -          (761)
  treasury stock

Net change in unrealized gains (losses)               -          -          -            -        (233)         (233)
  on available-for-sale securities
  during the war, net of income tax
  benefit of $142,000
                                                 ------      -----     ------       ------      ------        ------
Balance December 31, 1996                        $1,512      1,512     29,321       (2,209)       (111)       30,025
                                                 ------      -----     ------       ------      ------        ------








                                                                            F-30

                          FIRST MCMINNVILLE CORPORATION


              Notes to Consolidated Financial Statements, Continued

                           December 31, 1996 and 1995




(14)     First McMinnville Corporation -
            Parent Company Financial Information

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                            Statements of Cash Flows

                       Three Years Ended December 31, 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                                                           In Thousands
                                                                       ----------------------
                                                                  1996            1995             1994
                                                                  ----            ----             ----

          Cash flows from operating activities:
             Cash paid to suppliers                             $   (13)              (9)              (5)
             Income tax benefit received from
                commercial bank subsidiary                            5                6             --
                                                                -------           ------           ------
                      Net cash used in operating
                         activities                                  (8)              (3)              (5)
                                                                -------           ------           ------

          Cash flows from investing activities:
             Dividend received from commercial
                bank subsidiary                                   2,126            1,406            1,300
             Purchase of available-for-sale securities             --               --                 (2)
             Proceeds from sales of available-for-sale
                securities                                         --                  2             --
                                                                -------           ------           ------
                      Net cash provided by
                         investing activities                     2,126            1,408            1,298
                                                                -------           ------           ------

          Cash flows from financing activities:
             Proceeds from issuance of short-term
                notes payable                                        45               56               42
             Repayment of short-term
                notes payable                                       (45)             (56)             (42)
             Dividends paid                                      (1,238)          (1,202)          (1,112)
             Payments made to acquire Treasury
                stock                                              (781)            (116)            (109)
                                                                -------           ------           ------
                      Net cash used in financing
                         activities                              (2,019)          (1,318)          (1,221)
                                                                -------           ------           ------

          Net increase in cash and cash
             equivalents                                             99               87               72

          Cash and cash equivalents at
             beginning of year                                    1,060              973              901
                                                                -------           ------           ------

          Cash and cash equivalents at
             end of year                                        $ 1,159            1,060              973
                                                                =======            =====           ======

                          FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(14)      First McMinnville Corporation -
            Parent Company Financial Information, Continued


                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                       Statements of Cash Flows, Continued

                       Three Years Ended December 31, 1996

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                    In Thousands
                                                                                   --------------------------------------
                                                                                     1996              1995          1994
                                                                                     ----              ----          ----

          Reconciliation of net earnings to net cash used in operating activities:
                Net earnings                                                       $ 3,444            3,106            3,077

                Adjustments to reconcile net earnings to net cash used in
                   operating activities:
                      Equity in earnings of
                         commercial bank subsidiary                                 (3,452)          (3,112)          (3,080)
                      Increase (decrease) in other
                         assets, net                                                  --                  3               (2)
                                                                                   -------           ------           ------

                         Total adjustments                                          (3,452)          (3,109)          (3,082)
                                                                                   -------           ------           ------

                         Net cash used in operating
                            activities                                             $    (8)              (3)              (5)
                                                                                   =======           ======           ======

                          FIRST MCMINNVILLE CORPORATION


              Notes to Consolidated Financial Statements, Continued

                           December 31, 1996 and 1995




(15)      Disclosures About Fair Value of Financial Instruments

          Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

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

               SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

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

                          FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments, Continued

               Loans, Continued

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

               Deposit Liabilities

               The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

               Securities Sold Under Repurchase Agreements

               The securities sold under repurchase agreements are payable upon demand. For this reason the carrying amount is a reasonable estimate of fair value.

                          FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995



(15)     Disclosures About Fair Value of Financial Instruments, Continued

               Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

               Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1996 and 1995 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

               The estimated fair values of the Company's financial instruments are as follows:

                                                               1996                                1995
                                                    ---------------------------        --------------------------
                                                    Carrying                           Carrying
                                                     Amount          Fair Value         Value          Fair Value
                                                     ------          ----------         -----          ----------
          Financial assets:
                Cash and short-term
                     investments                    $  3,632            3,632            5,272            5,272
                Securities                            78,809           79,520           81,106           82,108
                Loans                                109,664                           100,859
                Less: allowance for
                     loan losses                       1,724                             1,562
                                                    --------          -------          -------          -------
                Loans, net of
                     allowance                       107,940          108,210           99,297           99,486
                                                    --------          -------          -------          -------

          Financial liabilities:
                Deposits                             159,746          160,007          154,551          154,999
                Securities sold
                     under repurchase
                     agreements                        2,531            2,531            4,213            4,213
                Federal funds
                     purchased                           500              500             --               --

          Unrecognized financial
                instruments:
                     Commitments to extend
                          credit                        --               --               --               --
                     Standby letters of
                          credit                        --               --               --               --

                          FIRST MCMINNVILLE CORPORATION

                           December 31, 1996 and 1995


(15)      Disclosures About Fair Value of Financial Instruments, Continued

          Limitations

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

                           SUPPLEMENTAL INFORMATION

                         FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

                               February 21, 1997

Dear Shareholder:

         You are cordially invited to attend the Annual Meeting of Shareholders (the "Annual Meeting") of First McMinnville Corporation (the "Company") to be held on April 8, 1997, at 2:30 o'clock p.m., local time, at the Main Office of The First National Bank of McMinnville located at 200 East Main Street, McMinnville, Tennessee 37110.

         The purposes of the Annual Meeting are to consider and to vote upon the following:

         Proposal Number 1.         The election of three (3) Class I Members
                                    of the Board of Directors (Paul O. Barnes,
                                    Henry N. Boyd, and Dean I. Gillespie) who will serve until the 2000 Annual Meeting of Shareholders and until their successors have been elected and duly qualified;

         Proposal Number 2.         The adoption, approval, and ratification of
                                    the First McMinnville Corporation 1997
                                    Stock Option Plan;

         Proposal Number 3.         The ratification of the appointment of
                                    Maggart & Associates, P.C., as the
                                    independent auditors of the Company for
                                    fiscal year 1997; and

         Proposal Number 4.         Such other business as may properly come
                                    before the Annual Meeting. (The Board of
                                    Directors knows of no such other business at the present time.)

Shareholders of record as of February 28, 1997, will be entitled to notice of and to vote at the Annual Meeting. These matters are more fully discussed in the accompanying material. WE URGE YOU TO READ THE ENCLOSED MATERIAL CAREFULLY AND REQUEST THAT YOU COMPLETE AND RETURN THE ENCLOSED PROXY AS SOON AS POSSIBLE. A copy of the 1996 Annual Report of First McMinnville Corporation is included for your information.

         IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING. PLEASE COMPLETE THE ENCLOSED PROXY CARD AND RETURN IT IN THE ENCLOSED ENVELOPE WITHOUT DELAY. IF YOU ATTEND THE ANNUAL MEETING, YOU MAY WITHDRAW YOUR PROXY AND VOTE IN PERSON IF YOU WISH AT ANY TIME PRIOR TO THE VOTE IN RESPECT OF PROPOSAL NUMBER 1 IS TAKEN.

         THE BOARD OF DIRECTORS RECOMMENDS THAT YOU VOTE FOR PROPOSALS NUMBER 1, 2 AND 3. I look forward to seeing you at the Annual Meeting. There are approximately 536,783 shares outstanding and entitled to vote.

                                    Sincerely,
                                    First McMinnville Corporation

                                    Charles C. Jacobs, President

                         FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

                                  -----------

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                      TO BE HELD ON TUESDAY, APRIL 8, 1997

                                  -----------

         Notice is hereby given that the Annual Meeting of Shareholders of FIRST MCMINNVILLE CORPORATION (the "Company"), will be held on Tuesday, April 8, 1997, at 2:30 o'clock p.m., in the Main Office of The First National Bank of McMinnville, 200 East Main Street, McMinnville, Tennessee 37110, for the following purposes:

         (1)      To elect three (3) Class I Directors (Paul O. Barnes, Henry
                  N. Boyd, and Dean I. Gillespie) whose terms currently expire in 1997 to serve a three-year term until the 2000 Annual Meeting and until their successors are duly elected and qualified;

         (2) The adoption, approval, and ratification of the First McMinnville Corporation 1997 Stock Option Plan;

         (3) To approve the selection of Maggart & Associates, P.C., as the Company's independent auditors for the 1997 fiscal year; and

         (4) To consider any other business that may properly come before the Annual Meeting.

         The Board of Directors has fixed the close of business on February 28, 1997, as the record date for the determination of Shareholders entitled to notice of and to vote at the Annual Meeting. All times are local time in McMinnville, Tennessee. There are approximately 536,783 shares outstanding and entitled to vote.

         Your attention is directed to Exhibit A to this Notice of Annual Meeting for additional information regarding matters to be acted upon at the Annual Meeting.

                                           By Order of the Board of Directors




                                           John J. Savage, Jr., Secretary

McMinnville, Tennessee
February 21, 1997

                                   EXHIBIT A

                               PROPOSAL NUMBER 1

                 NOMINEES AND MEMBERS OF THE BOARD OF DIRECTORS

         The following persons are members of the Board of Directors. Brief biographical information concerning each one is included below. The three (3) Directors listed in Class I are currently standing for election to the Board and, if elected, will serve three year terms and serve until their successors have been elected and duly qualified. THE BOARD RECOMMENDS A VOTE "FOR" ALL OF THESE NOMINEES.

           CLASS I DIRECTORS ARE THOSE STANDING FOR ELECTION IN 1997.

                            PREVIOUS FIVE YEARS BUSINESS                                DIRECTOR
NAME (AGE)                      EXPERIENCE                                               SINCE
----------                      ----------                                               -----
               CLASS I - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1997):

Paul O. Barnes            Chairman,                                                       1984
    (63)                        B & P Lamp Supply Co., Inc.

Henry N. Boyd             Chief Executive Officer,                                        1984
    (80)                  Boyd Bros. Nursery.

Dean I. Gillespie         President,                                                      1984
    (63)                  Bridge Builders, Inc.


               CLASS II - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1998):

J. G. Brock               Owner,                                                          1993
    (41)                  Brock Construction Company.

G. B. Greene              President,                                                      1984
    (57)                  Womack Printing Co., Inc.

Robert W. Jones           Chairman, First McMinnville                                     1984
    (68)                  Corporation, 1989 - present;
                          Chairman, First National Bank, 1981 -
                          present; Chief Executive Officer, First
                          National Bank, 1976 - 1993.

                             EXHIBIT A [CONTINUED]

                 NOMINEES AND MEMBERS OF THE BOARD OF DIRECTORS

       CLASS III - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1999):

                                       PREVIOUS FIVE YEARS BUSINESS                             DIRECTOR
NAME (AGE)                                      EXPERIENCE                                        SINCE
----------                                      ----------                                        -----
Charles C. Jacobs                  President and Chief Executive Officer, First                   1985
    (58)                           McMinnville Corporation, January 1994 - present;
                                   President and Chief Executive Officer, First
                                   National Bank, January 1994 - present;
                                   President, First National Bank, 1988-1994.

J. Douglas Milner                  General Manager and Vice President,                            1995
    (50)                           Middle Tennessee Dr. Pepper Bottling Company.

John J. Savage, Jr.                Retired; Secretary of Board of Directors                       1984
    (75)                           Executive Vice President and Trust Officer,
                                   First National Bank through September 1986.

C. M. Stanley                      President,                                                     1984
    (61)                           Burroughs-Ross-Colville, Co.

W. B. Whitson                      Chairman,                                                      1984
    (81)                           Burroughs-Ross-Colville, Co.


                  PROPOSAL NUMBER 2--RATIFICATION AND APPROVAL
                              OF STOCK OPTION PLAN

         In an effort to assist the Corporation and the Bank to attract and retain top quality management, the Board of Directors has considered a variety of ideas. One approach is to offer stock options to key personnel, including employees and Directors, pursuant to a stock option plan. In accordance with the Board's planning, the Board of Directors of the Corporation adopted the First McMinnville Corporation 1997 Stock Option Plan (the "Plan") to enhance the Corporation's ability to attract and retain employees of the Corporation and the Bank through the grant of options to purchase the Corporation's common stock. The Plan is to be effective April 7, 1997, subject to approval of the Shareholders. Options granted under the Plan may qualify as incentive stock options ("Incentive Stock Options") under Section 422 of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code") or may be non-qualified stock options ("Nonstatutory Stock Options"). All key employees of the Corporation and the Bank, and future affiliates, if any, are eligible to receive Incentive Stock Options. The Corporation anticipates that there will be approximately twenty-two
(22) participants eligible to receive Incentive Stock Options. The Nonstatutory Stock Options may be granted to directors. It is anticipated that there will be approximately eleven participants eligible to receive Nonstatutory Stock Options. It is intended that the Board of Directors will have the greatest possible latitude in amending the Plan, but any increase in the number of shares allocated to the Plan will be approved by the Board of Directors and, to the extent required by applicable law, rule or regulation, submitted to Shareholder vote.

         The Board has authorized 57,500 shares of the Common Stock for the purposes of the Plan. Shares subject to Options granted under the Plan which expire, terminate or are cancelled, without having been exercised in full become available again for option grants. No options to purchase shares under the Plan have been granted to date.

         Pursuant to this Plan, each Director serving (or nominated to serve) at the time of the Shareholder approval of the Plan shall receive an Award of (that is, a grant of an option for) Fifteen Hundred (1,500) Shares. These options shall vest as follows: Five Hundred (500) shares shall vest immediately upon grant; Five Hundred (500) shares shall vest on the first anniversary of the initial grant; and Five Hundred (500) shares shall vest on the second anniversary of the initial grant.

         The Board of Directors anticipates that the full Board, or a committee of the Board, will administer the Plan. The Plan may be terminated at any time by the Board of Directors although such termination would not affect options that had been granted prior to such termination. Options that will be granted to the key employees may be granted to vest as quickly as permissible and still qualify as statutory Incentive Stock Options. The Plan provides that options must be exercised no later than ten years after being granted (five years in the case of Incentive Stock Options granted to an employee who owns more than 10% of the voting power of all stock). A person shall not be deemed to be "not disinterested" solely because of participating in the Plan so long as such person is "disinterested" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

         The Plan provides that the Board of Directors shall approve the exercise price of options on the date of grant, which for Incentive Stock Options cannot be less than the fair market value of the Common Stock on that date (110% of the fair market value for Incentive Stock Options granted to employees who own more than 10% of the voting stock). The number of shares which may be issued under the Plan and the exercise prices for outstanding options are subject to adjustment in the event that the number of outstanding shares of Common Stock will be changed by reason of stock splits, stock dividends, reclassifications or recapitalizations. In addition, upon a merger or consolidation involving the Corporation, participants may be entitled to shares in the surviving Corporation upon the terms set forth in the Plan.

         Options granted under the Plan are nontransferable, other than by will, the laws of descent and distribution or, for Nonstatutory Stock Options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement.

EXERCISE OF OPTIONS

         No Incentive Stock Option may be exercised unless the employee is employed by the Corporation or a parent or subsidiary of the Corporation at the time of the exercise (or was so employed not more than three months before the time of the exercise) and has been employed by the Corporation or a parent or subsidiary of the Corporation at all times since the date of grant. If an employee's employment is terminated other than by reason of her or his disability or death at a time when the employee holds an Incentive Stock Option that is exercisable (in whole or in part), the employee may exercise any or all of the exercisable portion of the Incentive Stock Option (to the extent exercisable on the date of termination) within three months after the employee's termination of employment. If an employee's employment is terminated by reason of her or his disability at a time when the employee holds an Incentive Stock Option that is exercisable (in whole or in part), the employee may exercise any or all of the exercisable portion of the Incentive Stock Option (to the extent exercisable on the date of disability) within one year after the employee's termination of employment. If an employee's employment is terminated by reason of his death at a time when the employee holds an Incentive Stock Option that is exercisable (in whole or in part), the Incentive Stock Option may be exercised (to the extent exercisable on the date of death) within one year after the employee's death by the person to whom the employee's rights under the Incentive Stock Option shall have passed by will or by the laws of descent and distribution. In no event under any of these provisions, may any option be exercised beyond the expiration of the term of the option.

          Nonstatutory Stock Options shall contain such terms including employment requirements, noncompetition provisions, restrictions on the option stock and other matters as the Board of Directors or its designated Committee shall in its discretion impose. The Board or Committee may vary the terms and provisions of individual Nonstatutory Stock Option agreements on a case by case basis and shall not be required to make all Nonstatutory Stock Option agreements uniform. No Nonstatutory Stock Option shall be exercised by a grantee unless he or she shall have executed and delivered an option agreement satisfactory to the Corporation.

         The Board of Directors, or its designated Committee may, in its discretion, grant Options which by their terms become fully exercisable upon a Change of Control (within the meaning of the Plan), notwithstanding other conditions on exercisability in the stock option agreement. Changes in control may include such things as significant changes in share ownership, mergers, and other types of acquisitions or reorganizations, among others.

FEDERAL TAX CONSEQUENCES

         The Corporation's grant or issuance of an Incentive Stock Option has no federal income tax consequences to either the Corporation or the optionee. Nor do any federal income tax consequences occur to either the Corporation or the optionee upon the optionee's exercise of his or her Incentive Stock Option and purchase of Common Stock, except that the difference between the fair market value of the stock purchased pursuant to the exercise of the Incentive Stock Option and the amounts paid upon the option's exercise would be included in the optionee's alternative minimum taxable income for alternative minimum tax purposes.

         If the optionee holds the stock purchased upon the exercise of the Incentive Stock Option for the requisite period under the Internal Revenue Code, then upon the optionee's disposition of the stock he or she will recognize a capital gain for federal income tax purposes in an amount equal to the difference between the amount received upon such disposition and the amounts paid by the optionee upon the exercise of the Incentive Stock Option. The Corporation would not be entitled to a deduction upon such a disposition. To be entitled to such capital gains treatment the optionee must not dispose of the stock within two (2) years after the date the Incentive Stock Option is granted or one (1) year after the Incentive Stock Option is exercised.

         If the optionee disposes of the stock prior to such time, then the optionee will recognize ordinary income in an amount equal to the lesser of (i) the difference between the sales proceeds and the optionee's cost, or (ii) the difference between the fair market value of the stock on the date of exercise and the optionee's cost. The balance of the gain on a premature disposition of the stock, if any, will be capital gain for federal income tax purposes. Such a premature disposition will entitle the Corporation to a deduction equal to the amount of ordinary income recognized by the optionee.

         No federal income tax consequences occur to either the Corporation or the optionee upon the Corporation's grant or issuance of a Nonstatutory Stock Option. Upon an optionee's exercise of a Nonstatutory Stock Option, the optionee will recognize ordinary income in an amount equal to the difference between the fair market value of the stock purchased pursuant to the exercise of the Nonstatutory Stock Option and the exercise price of the Nonstatutory Stock Option. However, if the stock purchased upon exercise of the Nonstatutory Stock Option is not transferable or is subject to a substantial risk of forfeiture, then the optionee will not recognize income until the stock becomes transferable or is no longer subject to such a risk of forfeiture (unless the optionee makes an election under Internal Revenue Code Section 83(b) to recognize the income in the year of exercise, which election must be made within thirty days of the Nonstatutory Stock Option exercise). The Corporation will be entitled to a deduction in an amount equal to the ordinary income recognized by the optionee in the year in which such income is recognized by the optionee. Upon a subsequent disposition of the stock, the optionee will recognize capital gain to the extent the sales proceeds exceed the optionee's cost of the stock plus the previously recognized ordinary income.

         The foregoing discussion of the Plan is a summary only and it is qualified by reference to the Plan itself. A copy of the Plan is included herewith for your information.

         THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE "FOR" THE ADOPTION, APPROVAL AND RATIFICATION OF THE PLAN.

           PROPOSAL NUMBER 3--RATIFICATION OF APPOINTMENT OF AUDITORS

         The Directors have appointed Maggart & Associates, P.C., to serve as independent auditors for the Corporation for the fiscal year that ends December 31, 1997, subject to ratification of such appointment by the Shareholders. Maggart & Associates, P.C. served as the Corporation's accounting firm during the formation of the Corporation and for the year ending December 31, 1996. A representative of Maggart & Associates, P.C. is expected to be present at the 1997 Annual Meeting to respond to Shareholders' questions and will have the opportunity to make a statement if she or he desires.

         The appointment of the auditors must be ratified by a majority of the votes cast by the Shareholders at the 1997 Annual Meeting.

         THE BOARD OF DIRECTORS RECOMMENDS THAT THE SHAREHOLDERS VOTE "FOR" THE RATIFICATION OF THE APPOINTMENT OF MAGGART & ASSOCIATES, P.C. AS THE CORPORATION'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997.

                             MISCELLANEOUS MATTERS

         The Board knows of no other matter which may properly come before the Annual Meeting for action. However, if any other matter does properly come before the Annual Meeting, the persons named in the enclosed proxy will vote in accordance with their judgment upon such other matter.

         The Corporation will bear the expense of solicitation of the proxies for the 1997 Annual Meeting. The Corporation will reimburse brokerage firms and other custodians, nominees, and fiduciaries for their reasonable expenses incurred in sending proxy materials to the beneficial owners/Shareholders of the Common Stock in connection with the Annual Meeting. In addition to solicitations by the mails, the Corporation's Directors, officers, and regular employees may solicit proxies personally or by telephonic or telegraphic means, for which they will receive no additional compensation. The Corporation does not intend to employ or to compensate any other persons or entities to solicit proxies in connection with the 1997 Annual Meeting.

PROXY                    FIRST MCMINNVILLE CORPORATION
                 ANNUAL MEETING OF SHAREHOLDERS, APRIL 8, 1997
               THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS

         The undersigned hereby appoint(s) C. M. STANLEY, J. J. SAVAGE, and W.
B. WHITSON, JR., and each of them, as Proxies, each with full power to appoint his substitute, and hereby authorize(s) any of them to represent and to vote, as designated below, all of the shares of Common Stock of First McMinnville Corporation held of record by the undersigned at the close of business on February 28, 1997, at the Annual Meeting of Shareholders to be held at 200 East Main Street, McMinnville, Tennessee, on April 8, 1997, at 2:30 p.m. local time, and any adjournment(s) or postponements thereof.

         THE BOARD RECOMMENDS A VOTE FOR PROPOSALS 1, 2 AND 3.

(1)      ELECTION OF DIRECTORS
         / /     FOR all nominees listed below          / /      WITHHOLD AUTHORITY
                 (except as marked to the                        to vote for all nominees listed below
                 contrary below)

         (INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE
         CHECK THE BOX TO VOTE "FOR" ALL NOMINEES AND STRIKE A LINE THROUGH THE
         NOMINEE'S NAME IN THE LIST BELOW.)

                                    Paul O. Barnes, Henry N. Boyd, and Dean I. Gillespie


(2)      To adopt, approve and ratify the First McMinnville Corporation 1997 Stock Option Plan.
         / /     FOR                        / /      AGAINST           / /      ABSTAIN


(3)      To approve the selection of Maggart and Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1997.
         / /     FOR                        / /      AGAINST           / /      ABSTAIN

(4)      In their discretion, on such other matters as may properly come before the Meeting.

         THE SHARES REPRESENTED HEREBY WILL BE VOTED AS SPECIFIED. IF NO SPECIFICATION IS MADE, THE SHARES WILL BE VOTED FOR THE NOMINEES IN THE ELECTION OF DIRECTORS, FOR THE FIRST MCMINNVILLE CORPORATION 1997 STOCK OPTION PLAN, FOR THE SELECTION AND RATIFICATION OF MAGGART & ASSOCIATES, P.C., AS INDEPENDENT AUDITORS, AND IN THE DISCRETION OF THE PROXY AS TO OTHER MATTERS.

                PLEASE SIGN AND DATE BELOW AND RETURN PROMPTLY.



DATED:                  , 1997      -------------------------------------------
      ------------------


DATED:                  , 1997      ------------------------------------------
      ------------------            Signatures of Shareholder(s) should
                                    correspond exactly with the name printed hereon. Joint owners should each sign personally. Executors, administrators, trustees, etc., should give full title and authority.

                         FIRST MCMINNVILLE CORPORATION
                             1997 STOCK OPTION PLAN


                             McMinnville, Tennessee



             Approved by the Board of Directors: February 11, 1997


             Approved by the Shareholders:
                                          ---------------------------
                   Scheduled to be considered:          April 8, 1997

                         FIRST MCMINNVILLE CORPORATION
                             1997 STOCK OPTION PLAN



          1.     Purpose....................................................................................................1

          2.     General Terms and Definitions..............................................................................1

          3.     General....................................................................................................3

          4.     Reservation of Shares of Company Stock.....................................................................4

          5.     Eligibility................................................................................................4

          6.     Director Award.............................................................................................4

          7.     Stock Options..............................................................................................5

          8.     Method of Exercise of Options..............................................................................6

          9.     Nontransferability of Awards and Options...................................................................7

         10.     Effective Date of the Plan.................................................................................7

         11.     Termination, Modification, Change..........................................................................7

         12.     Change in Capital Structure................................................................................8

         13.     Administration of the Plan.................................................................................8

         14.     Disputes; Mandatory Binding Arbitration....................................................................9

         15.     Notice.....................................................................................................9

         16.     Interpretation............................................................................................10

         CERTIFICATE OF ADOPTION BY BOARD OF DIRECTORS.....................................................................10

         CERTIFICATE OF ADOPTION BY THE SHAREHOLDERS.......................................................................10

                         FIRST MCMINNVILLE CORPORATION
                             1997 STOCK OPTION PLAN


         1. Purpose. The purpose of this First McMinnville Corporation 1997 Stock Option Plan (the "Plan") is enhance Shareholder value. The Plan is intended to further the long term stability and financial success of First McMinnville Corporation (the "Company") by attracting and retaining key personnel, including employees and non-employees, of the Company through the use of stock incentives. It is believed that ownership of Company Stock will stimulate the efforts of those employees and other persons, such as non-employee Directors, of the Company upon whose judgment and interest the Company is and will be largely dependent for the successful conduct of its business. It is also believed that awards granted to such persons under this Plan will strengthen their desire to remain with the Company and will further the identification of those persons' interests with those of the Company's Shareholders.

         2. General Terms and Definitions. As used in the Plan, the following terms and definitions shall apply:

                  a. "Affiliate" means "affiliate" as defined pursuant to the Exchange Act.

                  b.       "Award" means the grant of an Option under the Plan.

                  c.       "Board" means the board of directors of the Company.

                  d.       "Change of Control" means:

                 i. The acquisition, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; but, provided however, there shall be excluded for this purpose, any such acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries, or any corporation with respect to which, following such acquisition, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by the individuals and entities who were the beneficial owners, respectively, of the common stock and voting securities of the Company immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, as the case may be; or

                 ii. Individuals who, as of the date hereof, constitute the Board (as of the date hereof the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election or nomination for election by the Company's Shareholders was approved by a vote of at least a majority of the directors then comprising the then Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; but, provided however, for this purpose, there shall be excluded any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, and/or in any securities law in effect in any jurisdiction in which the business conducted or the property owned by the Company is material); or

                  iii. Any event, occurrence, or circumstance (individually or in the aggregate) that would be deemed to be a "change in control" within the meaning of the Bank Holding Company Act of 1956, as amended, 12 U.S.C. ss.ss. 1841 et seq. (the "Bank Holding Company Act") or the Change in Bank Control Act of 1978, as amended, 12 U.S.C. ss.1817(j); or

                  iv. Approval by the Shareholders of the Company of a reorganization, merger or consolidation, or any comparable transaction (any of these being referred to herein as a "Reorganization"), in each case, with respect to which the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Company immediately prior to such Reorganization do not, following such Reorganization beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Reorganization, or a complete liquidation or dissolution of the Company or of any sale or other disposition of all or a material portion of the assets of the Company (which, as to such sale of less than all of the assets, is not in the ordinary course of the Company's principal business).

         e. "Code" means the Internal Revenue Code of 1986, as amended.

         f. "Company" means First McMinnville Corporation, a Tennessee business corporation that is registered as a bank holding company under the Bank Holding Company Act.

         g. "Company Stock" or "Common Stock" means the common voting stock of the Company. If the par value of the Company Stock is changed, or in the event of a change in the capital structure of the Company (as provided in Section 12), the shares resulting from such a change shall be deemed to be Company Stock within the meaning of the Plan.

         h. "Date of Grant" means the date on which an Award is granted by the Board.

         i. "Disability" or "Disabled" means, as to an Incentive Stock Option, a Disability within the meaning of Code ss. 22(e)(3). As to all other Awards, the Committee shall determine whether a Disability exists and such determination shall be conclusive.

         j. "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

         k. "Fair Market Value" means, if the Common Stock is not publicly traded, the value of a share of Common Stock determined in good faith by the Board in accordance with any one or more processes, procedures or methods that the said Board determines in good faith to use. If Company Stock is publicly traded, the term means, on any given date, the average of the high and low price (or the bid and asked price) on such date, or if shares were not traded on that date, the last date on which shares were traded, as reported in the Wall Street Journal for the stock exchange on which the shares are traded. For the purposes of this provision, it is assumed that the shares were publicly traded as of the most recent business day of the Company next preceding the date upon which value is to be established. For the purposes of this provision, it is further assumed that the term "stock exchange" is broadly construed to include, by way of example, not only the New York Stock Exchange and the American Stock Exchange but also the over-the-counter market of the National Association of Securities Dealers, Inc.

         l. "Incentive Stock Option" means an Option intended to meet the requirements of, and qualify for favorable Federal income tax treatment under, Code ss. 422.

         m. "Nonstatutory Stock Option" means an Option, which does not meet the requirements of Code ss.422, or even if meeting the requirements of Code ss.422, is not intended to be an Incentive Stock Option and is so designated.

         n. "Option" means a right to purchase Company Stock granted under the Plan, at a price determined in accordance with the Plan.

         o. "Parent" means, with respect to any corporation, a "parent corporation" of that corporation within the meaning of Code ss.424(e).

         p. "Participant" means any eligible employee, director, advisor, consultant, institutional lender or investor of the Company or any Parent or Subsidiary who receives an Award under the Plan.

         q. "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

         r. "Stock Option Committee" or "Committee" means the committee appointed by the Board as described under Section 13.

         s. "Subsidiary" means, with respect to any corporation, a "subsidiary corporation" of that corporation within the meaning of Code ss.424(f).

         t. "Ten Percent (10%) Shareholder" means a person who owns, directly or indirectly, stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary of the Company. Indirect ownership of stock shall be determined in accordance with Code ss.424(d).

         3. General. Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options.

         4. Reservation of Shares of Company Stock. Subject to Section 12 of the Plan, there shall be reserved for issuance under the Plan an aggregate of Fifty-Seven Thousand Five Hundred (57,500) shares of Company Stock, which shall be authorized, but unissued shares. Shares allocable to Options or portions thereof granted under the Plan that expire or otherwise terminate unexercised may again be subjected to an Award under the Plan.

         5. Eligibility.

         a. Any employee of the Company (or Parent or Subsidiary of the Company) who, in the judgment of the Committee has contributed or can be expected to contribute to the profits or growth of the Company (or Parent or Subsidiary) shall be eligible to receive Incentive Stock Options under the Plan. Directors of the Company are eligible to participate in the Plan; provided, however, that Directors who are employees may not both serve on the Committee and participate in the Plan if such combined service and participation would prevent such person from being "disinterested" within the meaning of Rule 16b-3 of the Exchange Act (to the extent that the Exchange Act is applicable to the Company). The Committee shall have the power and complete discretion, as provided in Section 13, to select eligible employees to receive Awards and to determine for each employee the terms and conditions, the nature of the award and the number of shares to be allocated to each employee as part of each Award.

         b. Any employee of the Company (or Parent or Subsidiary of the Company), or any director, advisor, consultant, institutional lender or investor of the Company or any Parent or Subsidiary, whether or not an employee of the Company or any Parent or Subsidiary, who, in the judgment of the Committee has contributed or can be expected to contribute to the profits or growth of the Company (or Parent or Subsidiary) shall be eligible to receive Nonstatutory Stock Options under the Plan. The Committee shall have the power and complete discretion, as provided in Section 13, to select participants to receive Awards and to determine for each Participant the terms and conditions, the nature of the award and the number of shares to be allocated to each Participant as part of each Award.

         c. The grant of an Award shall not obligate the Company or any Parent or Subsidiary of the Company to pay an employee any particular amount of remuneration, to continue the employment of the employee after the grant or to make further grants to the employee at any time thereafter. In no event shall the Company be liable to any person for any tax or other liability resulting from any grant or denial of any option under this Plan.

         d. A person shall not be deemed to be "not disinterested" solely because of participating in the Plan so long as such person is "disinterested" within the meaning of Rule 16b-3 of the Exchange Act.

         6. Director Award. Pursuant to this Plan, each Director serving (or nominated to serve) at the time of the Shareholder approval of the Plan shall receive an Award of Fifteen Hundred (1,500) Shares. These options shall vest as follows: Five Hundred (500) shares shall vest immediately upon grant; Five Hundred (500) shares shall vest on the first anniversary of the initial grant; and Five Hundred (500) shares shall vest on the second anniversary of the initial grant.

         Future Directors would receive Awards only as granted by the Board of Directors.

         7.      Stock Options.

         a. Whenever the Committee deems it appropriate to grant Options, notice shall be given to the eligible Participant stating the number of shares for which Options are granted, the Option price per share, whether the Options are Incentive Stock Options or Nonstatutory Stock Options, and the conditions to which the grant and exercise of the Options are subject. This, notice, when duly accepted in writing by the Participant, shall become a stock option agreement between the Company and the Participant.

         b. The exercise price of shares of Company Stock covered by an Incentive Stock Option shall be not less than one hundred percent (100%) of the Fair Market Value of such shares on the Date of Grant. If the Participant is a ten percent (10%) Shareholder and the Option is an Incentive Stock Option, the exercise price shall be not less than one hundred ten percent (110%) of the Fair Market Value of such shares on the Date of Grant. The exercise price of Company Stock covered by a Nonstatutory Option shall be set by the Board of Directors on the Date of Grant.

         c. Options may be exercised in whole or in part at such times as may be specified by the Committee in the Participant's stock option agreement; provided that the exercise provisions for Incentive Stock Options shall in all events not be more liberal than the following provisions:

         i. No Incentive Stock Option may be exercised after the first to occur of (x) ten years (or, in the case of an Incentive Stock Option granted to a ten percent (10%) Shareholder, five years) from the Date of Grant, (y) three months from the employee's retirement or termination of employment with the Company and its Parent and Subsidiary corporations for reasons other than Disability or death, or (z) one year from the employee's termination of employment on account of Disability or death.

         ii. Except as otherwise provided in this paragraph, no Incentive Stock Option may be exercised unless the employee is employed by the Company or a parent or Subsidiary of the Company at the time of the exercise (or was so employed not more than three months before the time of the exercise) and has been employed by the Company or a Parent or Subsidiary of the Company at all times since the Date of Grant. If an employee's employment is terminated other than by reason of his Disability or death at a time when the employee holds an Incentive Stock Option that is exercisable (in whole or in part), the employee may exercise any or all of the exercisable portion of the Incentive Stock Option (to the extent exercisable on the date of termination) within three months after the employee's termination of employment. If an employee's employment is terminated by reason of his Disability at a time when the employee holds an Incentive Stock Option that is exercisable (in whole or in part), the employee may exercise any or all of the exercisable portion of the Incentive Stock Option (to the extent exercisable on the date of Disability) within one year after the employee's termination of employment. If an employee's employment is terminated by reason of his death at a time when the employee holds an Incentive Stock Option that is exercisable (in whole or in part), the Incentive Stock Option may be exercised (to the extent exercisable on the date of death) within one year after the employee's death by the person to whom the employee's rights under the Incentive Stock Option shall have passed by will or by the laws of descent and distribution.

         iii. An Incentive Stock Option by its terms, shall be exercisable in any calendar year only to the extent that the aggregate Fair Market Value (determined at the Date of Grant) of the Company Stock with respect to which incentive stock options are exercisable for the first time during the calendar year does not exceed $100,000 (the "Limitation Amount"). Incentive Stock Options granted under the Plan and similar incentive options granted under all other plans of the Company and any Parent or Subsidiary of the Company shall be aggregated for purposes of determining whether the Limitation

            Amount has been exceeded. The Board may impose such conditions as it deems appropriate on an Incentive Stock Option to ensure that the foregoing requirement is met. If Incentive Stock Options that first become exercisable in a calendar year exceed the Limitation Amount, the excess Options will be treated as Nonstatutory Stock Options to the extent permitted by law.

         d. The Committee may, in its discretion, grant Options which by their terms become fully exercisable upon a Change of Control, notwithstanding other conditions on exercisability in the stock option agreement.

         8. Method of Exercise of Options.

         a. Options may be exercised by the Participant giving written notice of the exercise to the Company, stating the number of shares the Participant has elected to purchase under the Option. In the case of the purchase of shares under an Option, such notice shall be effective only if accompanied by the exercise price in full in cash; provided that if the terms of an Option so permit, the Participant (i) may deliver, or cause to be withheld from the Option Shares, shares of Company Stock (valued at their Fair Market Value on the date of exercise) in satisfaction of all or any part of the exercise price, or (ii) deliver an interest bearing promissory note, payable to the Company, in payment of all or part of the exercise price together with such collateral as may be required by the Committee at the time of exercise. The interest rate under any such promissory note shall be equal to the minimum interest rate required at the time to avoid imputed interest to the Participant under the Code.

         b. The Company may place on any certificate representing Company Stock issued upon the exercise of an Option any legend deemed desirable by the Company's counsel to comply with Federal or state securities laws, and the Company may require of the Participant a customary written indication of his investment intent. Until the Participant has made any required payment, including any applicable withholding taxes, and has had issued to him a certificate for the shares of Company Stock acquired, he shall possess no Shareholder rights with respect to the shares.

         c. As an alternative to making a cash payment to the company to satisfy his tax withholding obligations, if the Option agreement so provides, the Participant may, subject to the provisions set forth below, elect to (i) deliver shares of already owned Company Stock or (ii) have the Company retain that number of shares of Company Stock that would satisfy applicable Federal, state and local tax liabilities required to be withheld by the Company from the Participant arising in the year of its exercise upon the exercise of a Nonstatutory Stock Option. The Committee shall have sole discretion to approve or disapprove any such election.

         9. Nontransferability of Awards and Options. Incentive Stock Options by their terms, shall not be transferable or assignable by the Participant except by will or by the laws of descent and distribution and shall be exercisable, during the Participant's lifetime, only by the Participant or by his guardian or legal representative. Nonstatutory Stock Options by their terms, shall not be transferable or assignable by the Participant except by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code, Title I of the Employee Retirement Income Security Act, 29 U.S.C. ss.ss. 1144, et seq., as amended, or the rules thereunder, and shall be exercisable, during the Participant's lifetime, only by the Participant or by his guardian or legal representative.

         10. Effective Date of the Plan. This Plan shall be effective on the latter of April 8, 1997 or the date on which it is actually approved by the Company's Shareholders. The Plan shall be submitted to the Shareholders of the Company for approval. Until (i) the Plan has been approved by the Company's Shareholders, and (ii) the requirements of any applicable state securities laws have been met, no Option shall be exercisable.

         In no event shall any option be exercisable, or shall the Company be deemed required to issue any shares as a result of any purported exercise, unless the Company shall have received, if it elects within a reasonable time not to exceed sixty (60) days to receive, from counsel of its choice any opinion on the legality of the issuance of the shares subject to the exercise of an Award. This includes, specifically, compliance with the Securities Act and any applicable state laws (such as State "Blue Sky" laws).

         11. Termination, Modification, Change. If not sooner terminated by the Board, this Plan shall terminate at the close of business on April 7, 2007. No Awards shall be made under the Plan after its termination. The Board may terminate the Plan or may amend the Plan in such respects as it shall deem advisable; provided, that in the event the Company registers its stock under ss.12 of the Exchange Act, and thereby becomes a "Public Company", no change shall be made that would result in the Plan no longer being in compliance with Rule 16b-3, as promulgated under the Exchange Act, as such rule may be amended from time to time, or with any successor of the rule or other comparable regulatory requirement. The Company will use its best efforts to maintain the Plan and to assure that options are granted and exercised under the Plan in accordance with Rule 16b-3, including, without limitation, the seeking of any appropriate modifications or amendments to the Plan and all requisite approvals and consents of the same. No changes to the Plan shall be made which increases the total number of shares of Company Stock reserved for issuance pursuant to Awards granted under the Plan (except pursuant to Section 12), expands the class of persons eligible to receive Awards, or materially increases the benefits accruing to Participants under the Plan, unless such change is authorized by the Shareholders of the Company. A termination or amendment of the Plan shall not, without the consent of the Participant, detrimentally affect a Participant's rights under an Award previously granted to him.

         12. Change in Capital Structure.

         a. In the event of a stock dividend, stock split or combination of shares, recapitalization or merger in which the Company is the surviving corporation or other change in the Company's capital stock (including, but not limited to, the creation or issuance to Shareholders generally of rights, options or warrants for the purchase of common stock or preferred stock of the Company), the number and kind of shares of stock or securities of the Company to be subject to the Plan and to Options then outstanding or to be granted thereunder, the maximum number of shares or securities which may be delivered under the Plan, the exercise price and other relevant provisions shall be appropriately adjusted by the Committee, whose determination shall be binding on all persons. If the adjustment would produce fractional shares with respect to any unexercised Option, the committee may adjust appropriately the number of shares covered by the Option so as to eliminate the fractional shares.

         b. If the Company is a party to a consolidation or a merger in which the Company is not the surviving corporation, a transaction that results in the acquisition of substantially all of the Company's outstanding stock by a single person or entity, or a sale or transfer of substantially all of the Company's assets, the Committee may take such actions with respect to outstanding Awards as the Committee deems appropriate.

         c. Notwithstanding anything in the Plan to the contrary, the Committee may take the foregoing actions without the consent of any Participant, and the Committee's determination shall be conclusive and binding on all persons for all purposes.

         13. Administration of the Plan. The Plan shall be administered by the Committee consisting of not less than two directors of the Company, who shall be appointed by the Board. In the event the Company becomes a Public Company, then the Committee shall be so constituted as to permit the plan to comply with Rule 16b-3 as defined in Section 11 above. The Committee shall have general authority to impose any limitation or condition upon an Award the Committee deems appropriate to achieve the objectives of the Award and the Plan and, in addition, and without limitation and in addition to powers set forth elsewhere in the Plan, shall have the following specific authority:

         a. The Committee shall have the power and complete discretion to determine (i) which eligible participants shall receive an Award, (ii) the number of shares of Company Stock to be covered by each Award, (iii) whether Options shall be Incentive Stock Options or Nonstatutory Stock Options, (iv) the fair market value of Company Stock, (v) the time or times when an Award shall be granted, (vi) whether an Award shall become vested over a period of time and when it shall be fully vested, (vii) when options may be exercised, (viii) whether a Disability exists, (ix) the manner in which payment will be made upon the exercise of Options, (x) conditions relating to the length of time before disposition of Company Stock received upon the exercise of Options is permitted,
(xi) whether to approve a Participant's election (x) to deliver shares of already owned Company Stock to satisfy tax liabilities arising upon the exercise of a Nonstatutory Stock Option or (y) to have the Company withhold from the shares to be issued upon the exercise of a Nonstatutory Stock Option that number of shares necessary to satisfy tax liabilities arising from such exercise, (xii) notice provisions relating to the sale of Company Stock acquired under the Plan, and (xiii) any additional requirements relating to Awards that the Committee deems appropriate. Notwithstanding the foregoing, no "tandem stock options" (where two stock options are issued together and the exercise of one option affects the right to exercise the other option) may be issued in connection with Incentive Stock Options. The Committee shall also have the power to amend the terms of previously granted Awards so long as the terms as amended are consistent with the terms of the Plan and provided that the consent of the Participant is obtained with respect to any amendment that would be detrimental to him.

         b. Administrative discretion regarding the selection of any director of the Corporation to whom options may be granted pursuant to this Plan, or the determination of the number of shares of common stock which may be allocated under such options, will be exercised by a Committee of two or more directors having full authority to act in the matter, all of whom must be, if the Corporation is a Public Company, Disinterested (as that term is defined in Rule 16b-3). Administrative discretion regarding the selection of any officer of the Corporation (who is not a director) to whom options may be granted pursuant to this Plan once the Corporation becomes a Public Company, or the determination of the number of shares of common stock which may be allocated under such options, will be exercised by (a) the Board of Directors, if each of its members is Disinterested, or (b) a committee of two or more directors, all of whom are Disinterested.

         c. The Committee may adopt rules and regulations for carrying out the Plan. The interpretation and construction of any provision of the Plan by the Committee shall be final and conclusive. The Committee may consult with counsel, who may be counsel to the Company, and shall not incur any liability for any action taken in good faith in reliance upon the advice of counsel.

         d. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of the members present. Any action may be taken by a written instrument signed by all of the members, and any action so taken shall be fully effective as if it had been taken at a meeting.

        14. Disputes; Mandatory Binding Arbitration. Any disputes in respect of the Plan, or in respect of any grant or failure to grant options, or otherwise in connection with the Plan and/or any Option (each and every such instance being referred to herein as a "Dispute"), shall be, at the demand of any party to such Dispute, subject to mandatory binding arbitration in accordance with the terms of this Section 14. Each Dispute shall be arbitrated pursuant to the terms of the Federal Arbitration Act, 9 U.S.C. ss.ss. 101, et seq., as amended, before an arbitrator selected by the American Arbitration Association (or other group, academy, or entity selected by the Company from time to time, in each case referred to herein as the "AAA") pursuant to the Commercial Arbitration Rules (or comparable rules) of the AAA. The Arbitrator shall be entitled to award (a) actual, but not punitive, damages,

         (b) attorneys fees, (c) out-of-pocket expenses and costs, (d) other monetary relief deemed appropriate by the arbitrator, and (e) such other relief as the arbitrator shall deem appropriate. This provision shall not prevent any party from seeking injunctive or other extraordinary relief from a court of competent jurisdiction located in Warren County, Tennessee, but such application shall not be permitted by the court to avoid or to defeat the agreement of the parties to resolve their disputes by arbitration. Any court shall be entitled to enter judgment on the award of the arbitrator.

         15. Notice. All notices and other communications required or permitted to be given under this Plan shall be in writing and shall be deemed to have been duly given if delivered personally or mailed first class, postage prepaid, as follows (a) if to the Company - at its principal business address to the attention of the Treasurer; (b) if to any Participant - at the last address of the Participant known to the sender at the time the notice or other communication is sent.

         16. Interpretation. The terms of this Plan are subject to all present and future regulations and rulings of the Secretary of the Treasury or his delegate relating to the qualification of Incentive Stock Options under the Code. If any provision of the Plan conflicts with any such regulation or ruling, then that provision of the Plan shall be void and of no effect.

         IN WITNESS WHEREOF, the Company has caused this Plan to be executed as of February 11, 1997, to be effective on the later of April 8, 1997 or the date upon which the Shareholders of the Company actually approve the Plan.

                         FIRST MCMINNVILLE CORPORATION


                          ANNUAL REPORT ON FORM 10-KSB


                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                 EXHIBIT INDEX


                                                                                            SEQUENTIAL
                                                                                            NUMBERED
EXHIBIT                             DESCRIPTION                                                PAGE
-------                             -----------                                             ----------
 3(i)                     Charter of First McMinnville Corporation                              *

 3(ii)                    Bylaws of First McMinnville Corporation                               *

 4.1                      Charter of First McMinnville Corporation (See Exhibit 3(i))           *

 4.2                      Bylaws of First McMinnville Corporation (See Exhibit 3(ii))           *

10.1                      First National Bank of McMinnville 401(k) Retirement Plan.           **

10.2                      Consulting Agreement dated February 9, 1996, between First            57
                          National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended.

11                        Statement re computation of per share earnings                       ***

21                        Subsidiary of First McMinnville Corporation                           61

27                        Financial Statement Schedule                                        ****


                          ----------------------------

* Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1994.

** Incorporated herein by reference to exhibits filed with Form 10-K Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1988.

*** Incorporated by reference to the Consolidated Statements of Earnings of First McMinnville Corporation's Consolidated Annual Financial Statements for the year ended December 31, 1996.

**** This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1996 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1996.