Form 10-Q
period 1997-03-31
FIRST MCMINNVILLE CORP
filed 1997-05-15
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200
                                                -------


                          FIRST MCMINNVILLE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


           Tennessee                                       62-1198119
-------------------------------                   ----------------------------
(State or Other Jurisdiction of                   (IRS Employer Identification
   Incorporation or Organization)                           Number)


                   200 East Main Street, McMinnville, TN  37110
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (615) 473-4402
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X    NO
                                    ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock outstanding:       536,171 shares at May 1, 1997

PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank"), are as follows:

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.

         Consolidated Statements of Income - For the three months ended March 31, 1997 and 1996.

         Consolidated Statements of Cash Flows - For the three months ended March 31, 1997 and 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          FIRST MCMINNVILLE CORPORATION

                           Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996

                                   (Unaudited)

                                                        March 31,        December 31,
                                                          1997               1996
                                                        ---------        ------------
                                                              (In Thousands)
       Assets
       ------
Loans                                                   $ 110,159          109,664
   Less: Allowance for loan losses                         (1,749)          (1,724)
                                                        ---------          -------
                      Net loans                           108,410          107,940

Securities:
   Held-to-maturity, at cost (market value -
      $51,846,000 and $55,232,000, respectively)           51,558           54,521
   Available-for-sale, at market (amortized
      cost - $27,518,000 and $24,468,000,
      respectively)                                        27,122           24,288
Interest-bearing deposits in other banks                      100              100
Federal funds sold                                          5,800               --
                                                        ---------          -------
               Total earning assets                       192,990          186,849

Cash and due from banks                                     5,608            3,532
Bank premises and equipment, net of
   accumulated depreciation                                 2,326            2,368
Accrued interest receivable                                 2,235            1,903
Deferred tax asset                                            487              405
Other real estate                                              69               69
Other assets                                                  642              606
                                                        ---------          -------

                      Total assets                      $ 204,357          195,732
                                                        =========          =======

      Liabilities and Stockholders' Equity
      ------------------------------------
Deposits                                                $ 167,460          159,746
Securities sold under repurchase agreements                 3,553            2,531
Federal funds purchased                                        --              500
Accrued interest and other liabilities                      2,550            2,930
                                                        ---------          -------
               Total liabilities                          173,563          165,707
                                                        ---------          -------

Stockholders' equity:
   Common stock, $2.50 par value; authorized
      5,000,000 shares, issued 579,537 shares               1,512            1,512
   Additional paid-in capital                               1,512            1,512
   Retained earnings                                       30,247           29,321
   Net unrealized losses on available-for-sale
      securities, net of tax benefit of
      $150,000 and $68,000, respectively                     (246)            (111)
                                                        ---------          -------
                                                           33,025           32,234
   Less cost of treasury stock of 43,160 shares
      at March 31, 1997 and 42,754 shares at
      December 31, 1996                                    (2,231)          (2,209)
                                                        ---------          -------
               Total stockholders' equity                  30,794           30,025
                                                        ---------          -------

                                                        $ 204,357          195,732
                                                        =========          =======

See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                       Consolidated Statements of Earnings

                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                        1997             1996
                                                        ----             ----
                                                        (Dollars In Thousands
                                                       Except Per Share Amounts)
Interest income:
   Interest and fees on loans                          $  2,364          2,297
   Interest and dividends on securities:
      Taxable securities                                  1,001            921
      Exempt from Federal income taxes                      305            318
   Interest on federal funds sold                            29             31
   Interest on interest-bearing deposits
      in other banks and other interest                       2              2
                                                       --------        -------
               Total interest income                      3,701          3,569
                                                       --------        -------
Interest expense:
   Interest on negotiable order of withdrawal
      accounts                                              117            120
   Interest on money market demand and savings
      accounts                                              272            244
   Interest on certificates of deposit                    1,253          1,261
   Interest on securities sold under repurchase
      agreements and short term borrowings                   22             21
   Interest on Federal funds purchased                       10             --
                                                       --------        -------
               Total interest expense                     1,674          1,646
                                                       --------        -------
               Net interest income                        2,027          1,923
Provision for loan losses                                    30             --
                                                       --------        -------
               Net interest income after
                  provision for loan losses               1,997          1,923
                                                       --------        -------

Non-interest income:
   Service charges on deposit accounts                      121            126
   Other fees and commissions                                59             33
   Commissions and fees on fiduciary activities              11              6
   Security gains related to available-for-sale
      securities                                              9              4
   Other income                                              10             10
                                                       --------        -------
                                                            210            179
                                                       --------        -------
Non-interest expenses:
   Salaries and employee benefits                           553            493
   Occupancy expenses, net                                   55             59
   Furniture and equipment expense                           21             18
   Data processing expense                                   54             52
   FDIC Insurance                                             5              1
   Other operating expenses                                 206            217
                                                       --------        -------
                                                            894            840
                                                       --------        -------

Earnings before income taxes                              1,313          1,262
Income taxes                                                386            364
                                                       --------        -------
Net earnings                                           $    927            898
                                                       ========        =======
Weighted average number of shares outstanding           536,411        549,572
                                                       ========        =======
Net earnings per share                                 $   1.73           1.63
                                                       ========        =======
Dividends per share                                    $     --             --
                                                       ========        =======

See accompanying notes to consolidated financial statements.

                         FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)

                                                           1997          1996
                                                           ----          ----
                                                              (In Thousands)
Cash flows from operating activities:
   Interest received                                     $  3,356         3,453
   Fees and commissions received                              201           175
   Interest paid                                           (1,330)       (1,628)
   Cash paid to suppliers and employees                      (869)         (793)
   Income taxes paid                                          (94)         (129)
                                                         --------      --------
               Net cash provided by operating
                  activities                                1,264         1,078
                                                         --------      --------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity
      securities                                            4,644         5,507
   Proceeds from maturities of available-for-
      sale securities                                         163         2,823
   Proceeds from sales of available-for-sale
      securities                                            1,323           994
   Purchase of held-to-maturity securities                 (1,679)       (1,240)
   Purchase of available-for-sale securities               (4,516)       (4,700)
   Loans made to customers, net of repayments                (500)         (183)
   Purchase of premise and equipment                          (15)          (45)
                                                         --------      --------
               Net cash provided by (used in)
                  investing activities                       (580)        3,156
                                                         --------      --------

Cash flows from financing activities:
   Net increase (decrease) in non-interest
      bearing, savings and NOW deposit accounts             2,577        (1,391)
   Net increase in time deposits                            5,137         1,640
   Increase (decrease) in securities sold under
      repurchase agreement                                  1,022        (2,025)
   Decrease in Federal funds purchased                       (500)           --
   Dividends paid                                          (1,020)         (965)
   Payments to acquire treasury stock                         (24)         (150)
                                                         --------      --------
               Net cash provided by (used in)
                  financing activities                      7,192        (2,891)
                                                         --------      --------

Net increase in cash and cash equivalents                   7,876         1,343

Cash and cash equivalents at beginning of
   period                                                   3,532         5,172
                                                         --------      --------

Cash and cash equivalents at end of period               $ 11,408         6,515
                                                         ========      ========


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                   Three Months Ended March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (Unaudited)


                                                             1997         1996
                                                             ----         ----
                                                               (In Thousands)
Reconciliation of net earnings to net cash
  provided by operating activities:
      Net earnings                                          $   927         898
      Adjustments to reconcile net earnings to
         net cash provided by operating activities:
            Depreciation                                         57          50
            Provision for loan losses                            30          --
            Gain on sale of available-for-sale
               securities                                        (9)         (4)
            FHLB dividend reinvestment                          (11)        (10)
            Increase in other assets, net                       (38)        (75)
            Increase in other liabilities                       296         268
            Increase in interest receivable                    (332)        (67)
            Increase in interest payable                        344          18
                                                            -------       -----
                        Total adjustments                       337         180
                                                            -------       -----

                        Net cash provided by
                           operating activities             $ 1,264       1,078
                                                            =======       =====


Supplemental schedule of noncash activities:

  Unrealized gain (loss) in values of
      securities available-for-sale, net of
      income tax benefit of $82,000 and
      $123,000 for the quarters ended
      March 31, 1997 and 1996, respectively                 $  (135)       (201)
                                                            =======       =====




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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996 and changes in cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                          1997            1996
                                                          ----            ----
                                                             (In Thousands)
Balance, January 1, 1997 and 1996,
   respectively                                          $ 1,724          1,562
Add (deduct):
   Losses charged to allowance                               (12)            (7)
   Recoveries credited to allowance                            7             14
   Provision for loan losses                                  30             --
                                                         -------          -----
Balance, March 31, 1997 and 1996,
   respectively                                          $ 1,749          1,569
                                                         =======          =====

                          FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a complete discussion of factors that impact liquidity, capital and the results of operations.

         Management's discussion and analysis may include forward-looking statements. Many factors affect First McMinnville Corporation's (the "Company") financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company.

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

         The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.7 million mature or reprice within the next twelve months.

                          FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

         A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1997 commercial loans of approximately $18.5 million and other loans (mortgage and consumer) of approximately $22.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis is placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $21.2 million will become due during the next twelve months. The Bank's deposit base increased approximately $7,714,000 during the quarter ended March 31, 1997. Securities sold under repurchase agreements also increased approximately $1,022,000 during the first three months of 1997. The Company repaid Federal funds purchased of $500,000 during the first quarter of 1997.

         Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

         The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At March 31, 1997, the Bank can declare during the remainder of 1997 cash dividends in an aggregate amount not to exceed approximately $5.9 million, exclusive of any 1997 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

Capital Resources

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 15.1% at March 31, 1997 and 15.3% at December 31, 1996. Total assets increased 4.4% during the three months ended March 31, 1997. The annualized rate of return on stockholders' equity for the three months ended March 31, 1997 was 12.5% compared to 12.3% for the comparable period in 1996. The high percentage of equity capital places downward pressure on the return on equity which is lower than that of many financial services companies in the Registrant's peer group. Cash dividends will be paid in the remainder of 1997 over 1996 only in the discretion of the Board of Directors and to the extent of available profits increase. Dividends paid during 1996 were $2.40 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

                          FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Tier 2 capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.1%, a total capital to risk-based ratio of 28.3% and a Tier 1 leverage ratio of 16.69%, and was considered "well capitalized" under the regulations.

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

Results of Operations

         Net earnings were $927,000 for the three months ended March 31, 1997 as compared to $898,000 for the same period in 1996.

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

                          FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

         The Company's interest income, excluding tax equivalent adjustments, increased by $132,000 or 3.7% during the three months ended March 31, 1997 as compared to an increase of $253,000 or 7.6% for the same period in 1996. The increase in 1997 was attributable primarily to an increase in average earning assets together with a change in the mix of average earning assets with a higher volume of loans. The ratio of average earning assets to total average assets was 96.1% for the quarter ended March 31, 1997 and 94.9% for the quarter ended March 31, 1996.

         Interest expense increased by $28,000 for the three months ended March 31, 1997 or 1.7% compared to an increase of $153,000 or 10.2% for the same period in 1996. Such increases in interest expense can be attributable to an increase in weighted average interest rates combined with an increase in interest bearing liabilities.

         The foregoing resulted in net interest income of $2,027,000 for the three months ended March 31, 1997 an increase of $104,000 or 5.4% compared to the same period in 1996.

         The provision for loan losses was $30,000 for the first three months of 1997. There was no provision for loan losses during the quarter ended March 31, 1996. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problems on a timely basis.

         The following schedule details selected information as to non-performing loans of the Company at March 31, 1997:

                                                              Past Due
                                                               90 Days     Non-Accrual
                                                              --------     -----------
                                                                   (In Thousands)
                  Real estate loans                              $ --            --
                  Installment loans                                12            --
                  Commercial                                      118            --
                                                                 ----          ----
                                                                 $130            --
                                                                 ====          ====

                  Renegotiated loans                             $ --            --
                                                                 ====          ====

                          FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

         At March 31, 1997, loans which include the above, totaling $7,383,000 were included in the Company's internal classified loan list. Of these loans $1,010,000 are real estate, $6,315,000 are commercial and $58,000 are consumer loans. The collateral values securing these loans total approximately $10,936,000, ($1,516,000 related to real property, $9,402,000 related to commercial loans and $18,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The classifications include four performing working capital loans in the amounts of $697,000, $581,000, $760,000 and $2,116,000, respectively. These borrowers have experienced losses in recent years which resulted in the classifications. These lines are secured by collateral (consisting of real estate and personal property). The collateral valuations received by management indicate an estimated value of $200,000, $933,000, $1,373,000 and $2,866,000, respectively.
The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income excluding securities transactions increased $26,000 or 14.9% during the three months ended March 31, 1997 compared to an increase of $5,000 or 2.9% for the same period in 1996. The increase in 1997 relates primarily to increases in other fees and commissions while the increase in 1996 was due primarily to increases in service charges on deposit accounts.

         Securities gains during the three months ended March 31, 1997 were $9,000 related to transactions in the available-for-sale category. Securities gains during the three months ended 1996 amounted to $4,000, and related to transactions in the available-for-sale category. The gains during 1997 and 1996 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

                          FIRST MCMINNVILLE CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

         Non-interest expense increased $54,000 or 6.4% during the first three months of 1997 compared to a decrease of $24,000 or 2.8% during the same period in 1996. The increase in 1997 was due primarily in increases in salaries and employee benefits. The decrease in 1996 related primarily to a decrease in the FDIC assessment rate during 1996. The decrease in the FDIC assessment was partially offset by an increase in salaries and employee benefits and other operating expenses.

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



PART II.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at March 31, 1997 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FIRST MCMINNVILLE CORPORATION
                                             -----------------------------------
                                                         (Registrant)




DATE:       May 13, 1997                     /s/   Charles C. Jacobs
       ----------------------------          ----------------------------------
                                             Charles C. Jacobs
                                             President and
                                                 Chief Executive Officer



DATE:       May 13, 1997                     /s/   Kenny D. Neal
       ----------------------------          ----------------------------------
                                             Kenny D. Neal
                                             Chief Financial and
                                                 Accounting Officer