Form 10-Q
period 1997-06-30
FIRST MCMINNVILLE CORP
filed 1997-08-13
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

 [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

 [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM                 TO
                          ---------------    --------------

                         Commission File Number 2-90200
                                                -------

                          FIRST MCMINNVILLE CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


          Tennessee                                       62-1198119
 ------------------------------                  ---------------------------
(State or Other Jurisdiction of                 (IRS Employer Identification
 Incorporation or Organization)                             Number)


                   200 East Main Street, McMinnville, TN 37110
               ---------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (615) 473-4402
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X       NO
                              ---------      ---------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Common stock outstanding: 536,007 shares at July 28, 1997

                         PART I - FINANCIAL INFORMATION





ITEM 1.        FINANCIAL STATEMENTS


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank"), are as follows:

      Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 1997 and 1996.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 1997 and 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                                                                         June 30,      December 31,
                                                                           1997            1996
                                                                         ---------     ------------
                                                                              (In Thousands)
                                   Assets
Loans                                                                    $ 110,344        109,664
   Less: Allowance for loan losses                                          (1,775)        (1,724)
                                                                         ---------       --------
                Net loans                                                  108,569        107,940

Securities:
   Held to maturity, at cost (market value $50,063,000 and
     $55,232,000, respectively)                                             49,307         54,521
   Available-for-sale, at market (amortized cost $35,564,000
     and $24,468,000, respectively)                                         35,490         24,288
Interest-bearing deposits in other banks                                       100            100
Federal funds sold                                                           4,650           --
                                                                         ---------       --------

                Total earning assets                                       198,116        186,849

Cash and due from banks                                                      4,716          3,532
Bank premises and equipment, net of accumulated depreciation                 2,269          2,368
Accrued interest receivable                                                  2,029          1,903
Deferred tax asset                                                             365            405
Other real estate                                                               55             69
Other assets                                                                   586            606
                                                                         ---------       --------

                                                                         $ 208,136        195,732
                                                                         =========       ========

                    Liabilities and Stockholders' Equity
Deposits                                                                 $ 169,664        159,746
Securities sold under repurchase agreements                                  4,491          2,531
Federal fund purchased                                                        --              500
Accrued interest and other liabilities                                       2,319          2,930
                                                                         ---------       --------
                Total liabilities                                          176,474        165,707
                                                                         ---------       --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares, issued 580,537 shares and 579,537 shares at June 30, 1997
     and December 31, 1996, respectively                                     1,514          1,512
Additional paid-in capital                                                   1,568          1,512
Retained earnings                                                           30,884         29,321
Net unrealized losses on available-for-sale securities, net of
   income tax benefits of $28,000 and $68,000, respectively                    (46)          (111)
                                                                         ---------       --------
                                                                            33,920         32,234
Less cost of treasury stock of 43,618 shares at June 30, 1997
   and 42,754 shares at December 31, 1996                                   (2,258)        (2,209)
                                                                         ---------       --------
                Total stockholders' equity                                  31,662         30,025
                                                                         ---------       --------

                                                                         $ 208,136        195,732
                                                                         =========       ========


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                 Three Months Ended           Six Months Ended
                                                                        June 30,                   June 30,
                                                                 ---------------------      ---------------------
                                                                   1997         1996          1997         1996
                                                                 --------      -------      --------      -------
                                                                  (Dollars In Thousands      (Dollars in Thousands
                                                                Except Per Share Amounts)   Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                    $  2,410        2,261      $  4,774        4,558
   Interest and dividends on securities:
     Taxable securities                                             1,114          955         2,115        1,876
     Tax exempt from Federal income taxes                             272          335           577          653
   Interest on federal funds sold                                      81           43           110           74
   Interest on interest-bearing deposits in other banks and
     other interest                                                     1            1             3            3
                                                                 --------      -------      --------      -------
              Total interest income                                 3,878        3,595         7,579        7,164
                                                                 --------      -------      --------      -------

Interest expense:
   Interest on negotiable order of withdrawal accounts                120          117           237          237
   Interest on money market demand and savings accounts               287          238           559          482
   Interest on certificates of deposit                              1,331        1,252         2,584        2,513
   Interest on securities sold under repurchase agreements
     and short term borrowings                                         25           20            47           41
   Interest on Federal funds purchased                               --              3            10            3
                                                                 --------      -------      --------      -------
              Total interest expense                                1,763        1,630         3,437        3,276
                                                                 --------      -------      --------      -------

              Net interest income                                   2,115        1,965         4,142        3,888
Provision for loan losses                                              30         --              60         --
                                                                 --------      -------      --------      -------
              Net interest income after provision for loan
                losses                                              2,085        1,965         4,082        3,888
                                                                 --------      -------      --------      -------

Other income:
   Service charges on deposit accounts                                126          137           247          263
   Other fees and commissions                                          60           42           119           75
   Commissions and fees on fiduciary activities                         6            6            17           12
   Security gains related to available-for-sale securities           --           --               9            4
   Other income                                                        10            7            20           17
                                                                 --------      -------      --------      -------
                                                                      202          192           412          371
                                                                 --------      -------      --------      -------

Other expenses:
   Salaries and employee benefits                                     625          568         1,178        1,061
   Occupancy expenses, net                                             55           48           110          107
   Furniture and equipment expense                                     24           24            45           42
   Data processing expense                                             53           59           107          111
   Security losses related to available-for-sale securities          --             89          --             89
   FDIC insurance                                                       5         --              10            1
   Other operating expenses                                           207          206           413          423
                                                                 --------      -------      --------      -------
                                                                      969          994         1,863        1,834
                                                                 --------      -------      --------      -------

              Earnings before income taxes                          1,318        1,163         2,631        2,425
Income taxes                                                          413          358           799          722
                                                                 --------      -------      --------      -------

              Net earnings                                       $    905          805      $  1,832        1,703
                                                                 ========      =======      ========      =======

Weighted average number of shares outstanding                     536,122      547,616       536,267      548,581
                                                                 ========      =======      ========      =======

Net earnings per share                                           $   1.69         1.47      $   3.42         3.10
                                                                 ========      =======      ========      =======

Dividends per share                                              $    .50          .50      $    .50          .50
                                                                 ========      =======      ========      =======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                       1997          1996
                                                                     --------       -------
                                                                         (In Thousands)
Cash flows from operating activities:
   Interest received                                                 $  7,427         7,157
   Fees and commissions received                                          403           367
   Interest paid                                                       (3,119)       (3,340)
   Cash paid to suppliers and employees                                (1,614)       (1,581)
   Income taxes paid                                                     (822)         (688)
                                                                     --------       -------
                Net cash provided by operating activities               2,275         1,915
                                                                     --------       -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities              8,027        13,760
   Proceeds from maturities of available-for-sale securities            3,133         3,476
   Proceeds from sales of available-for-sale securities                 1,323         3,663
   Purchase of held-to-maturity securities                             (2,809)      (18,573)
   Purchase of available-for-sale securities                          (15,521)       (4,731)
   Loans made to customers, net of repayments                            (689)       (1,634)
   Purchase of premise and equipment                                      (16)         (265)
   Proceeds from sales of other real estate                                14          --
                                                                     --------       -------
                Net cash used in investing activities                  (6,538)       (4,304)
                                                                     --------       -------

Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                               1,570           488
   Net increase in time deposits                                        8,348         1,886
   Increase (decrease) in securities sold under repurchase
     agreement                                                          1,960          (945)
   Increase (decrease) in Federal funds purchased                        (500)        2,000
   Dividends paid                                                      (1,290)       (1,239)
   Payments to acquire treasury stock                                     (49)         (196)
   Advances on line of credit                                            --              45
   Repayment of advances on line of credit                               --             (45)
   Proceeds from sales of common stock                                     58          --
                                                                     --------       -------
                Net cash provided by financing activities              10,097         1,994
                                                                     --------       -------

Net increase (decrease) in cash and cash equivalents                    5,834          (395)

Cash and cash equivalents at beginning of period                        3,532         5,172
                                                                     --------       -------

Cash and cash equivalents at end of period                           $  9,366         4,777
                                                                     ========       =======







See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                             1997          1996
                                                                            -------       ------
                                                                               (In Thousands)
Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                           $ 1,832        1,703
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                           115          101
         Provision for loan losses                                               60         --
         Securities losses related to available-for-sale                       --             89
         Security gains related to available-for-sale                            (9)          (4)
         FHLB dividend reinvestment                                             (22)         (21)
         Decrease (increase) in other assets, net                                16           15
         Increase in other liabilities                                           91           72
         Decrease (increase) in interest receivable                            (126)          24
         Increase (decrease) in interest payable                                318          (64)
                                                                            -------       ------
                Total adjustments                                               443          212
                                                                            -------       ------

                Net cash provided by operating activities                   $ 2,275        1,915
                                                                            =======       ======



Supplemental schedule of non-cash activities:

     Non-cash transfers from loans to other real estate                     $  --             41
                                                                            =======       ======

     Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $40,000 in 1997 and income
       tax benefits of $304,000 in 1996                                     $    66         (618)
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations for the six months and three months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                           1997          1996
                                                          -------       ------
                                                              (In Thousands)
     Balance, January 1, 1997 and 1996, respectively      $ 1,724        1,562
     Add (deduct):
        Losses charged to allowance                           (22)         (68)
        Recoveries credited to allowance                       13           18
        Provision for loan losses                              60         --
                                                          -------       ------
     Balance, June 30, 1997 and 1996, respectively        $ 1,775        1,512
                                                          =======       ======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

              The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.7 million mature or reprice within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1997 commercial, consumer and other loans of approximately $33.9 million and mortgage loans of approximately $6.9 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $24.0 million will become due during the next twelve months. The Bank's deposit base increased approximately $9.9 million during the six months ended June 30, 1997. Securities sold under repurchase agreements increased approximately $2 million during the six months ended June 30, 1997. The deposit base increased approximately $7.7 million during the first quarter of 1997. Securities sold under repurchase agreements also increased approximately $1.0 million during the first three months of 1997. Federal funds sold were $4,650,000 at June 30, 1997 as compared to Federal funds sold of $1,022,000 at March 31, 1997 and Federal funds purchased of $500,000 at December 31, 1996, respectively.

              Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

              The subsidiary bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At June 30, 1997, the Bank can declare during the remainder of 1997 cash dividends in an aggregate amount not to exceed approximately $5.6 million, exclusive of any 1997 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 15.2% at June 30, 1997 and 15.3% at December 31, 1996. Total assets increased 6.3% during the six months ended June 30, 1997. The annualized rate of return on stockholders' equity for the first six months of 1997 was 12.3% compared to 11.7% for the comparable period in 1996. Because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $269,000 and $274,000 or $.50 per share were declared in the six months ended June 30, 1997 and 1996, respectively. Cash dividends will be increased in the remainder of 1997 over 1996 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1996 were $2.40 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

              The subsidiary bank has entered into a contract to build a new branch at a total estimated cost of $125,000. At June 30, 1997, approximately $2,000 has been incurred related to this project which is scheduled to open during the third quarter of 1997. The Bank closed one branch during the second quarter of 1997. The Bank also completed the renovations of the main office during the first quarter of 1996. At the present time there are no other material commitments for capital expenditures.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

              Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.5%, a total capital to risk-based ratio of 28.8% and a leverage ratio of 15.3%, and is classified as "well capitalized" under the regulations.

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

RESULTS OF OPERATIONS

              Net earnings were $1,832,000 for the six months ended June 30, 1997 as compared to $1,703,000 for the same period in 1996. Net earnings were $905,000 for the quarter ended June 30, 1997 as compared to $805,000 during the same quarter in 1996.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED

              The Registrant's interest income, excluding tax equivalent adjustments, increased by $415,000 or 5.79% and $461,000 or 6.9% during the six months ended June 30, 1997 and 1996, respectively. Interest income for the quarter ended June 30, 1997 increased $283,000 or 7.87% over the quarter ended June 30, 1996, and $177,000 or 4.78% from the first quarter of 1997. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.3% for the six months ended June 30, 1997 and 95.5% for the same period in 1996.

              Interest expense increased by $161,000 for the six months ended June 30, 1997 or 4.9% compared to the same period in 1996. Interest expense for the quarter ended June 30, 1997 increased $133,000 or 8.2% as compared to the quarter ended June 30, 1996. Interest expense for the quarter ended June 30, 1997 increased $89,000 or 5.3% compared to the first quarter of 1997. The increase in interest expense can be attributable to an increase in weighted average interest rates, as well as an increase in average interest bearing liabilities.

              The foregoing resulted in net interest income of $4,142 for the six months ended June 30, 1997, an increase of $254,000 or 6.5% compared to the prior year period. Net interest income for the quarter ended June 30, 1997 increased $150,000 or 7.6% over the second quarter of 1996 and $88,000 or 4.3% over the first quarter in 1997.

              The provision for loan losses was $60,000 for the first six months of 1997. The Bank made no provision for the first six months of 1996. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

              The following schedule details selected information as to non-performing loans of the Company at June 30, 1997:

                                                 June 30, 1997
                                           ---------------------------
                                           Past Due
                                           90 Days         Non-Accrual
                                           --------        -----------
                                                (In Thousands)
     Real estate loans                       $ 33                --
     Installment loans                         --                --
     Commercial                                12                --
                                             ----              ----
                                             $ 45                --
                                             ====              ====

     Renegotiated loans                      $ --
                                             ====              ====

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED

              At June 30, 1997, loans which include the above, totaling $7,408,000, were included in the Company's internal classified loan list. Of these loans $1,030,000 are real estate and $6,378,000 are commercial and other. The collateral values securing these loans are estimated at approximately $11,687,000, ($1,561,000 related to real property and $10,126,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The classifications include four performing working capital loans in the amounts of $695,000, $639,000, $747,000 and $2,038,000. These
borrowers have experienced losses or other adverse effects in recent years which resulted in the classifications. These lines are secured by collateral (consisting of real estate and personal property) for which management has made valuations which indicate an estimated value of $200,000, $933,000, $1,373,000 and $2,866,000, respectively. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income excluding securities transactions increased $36,000 or 9.8% during the six months ended June 30, 1997 as compared to the same period in 1996. The increase for the quarter ended June 30, 1997 was $10,000 or 5.2% as compared to the comparable quarter in 1996. The increase in the first six months of 1997 and the quarter ended June 30, 1997, was due primarily to an increase in other fees and commissions of $44,000 combined with a decrease in service charges on deposit accounts totaling $16,000. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

              Securities gains during the six months ended June 30, 1997 and 1996 amounted to $9,000 and $4,000, respectively, and related to transactions in the available-for-sale category. The gains during 1997 and 1996 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

              Non-interest expense excluding securities transactions increased $118,000 or 6.8% during the first six months of 1997 as compared to the same period in 1996. The increase for the quarter ended June 30, 1997 was $64,000 or 7.1% as compared to the quarter ended June 30, 1996. The increases in the first six months of 1997 was primarily attributable to an increase in employee salaries and benefits of $117,000 or 11.0%. Fixed assets costs should increase slightly with the opening of the new branch.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED

              There were no securities losses during the six months ended June 30, 1997. Securities losses during the six months ended June, 1996 amounted to $89,000 related to transactions in the available-for-sale category. The losses during 1996 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of stockholders was held April 8, 1997.

(b)      Election of the following members of the board of directors:

              Paul O. Barnes, Henry N. Boyd and Dean I. Gillespie

(c)      (1)  Each of the above directors were elected by the following tabulation:

                     Number of                                                   Broker
                   Shares Voting        For         Against       Withheld      Non-Votes
                   -------------        ---         -------       --------      ---------
                      401,307         398,285          0            3,022           0

         The following directors terms of office were continued after the meeting:

              Robert W. Jones, Charles C. Jacobs, J. Gregory Brock, G.B. Greene, Doug Milner, John J. Savage, Jr.,
              Carl M. Stanley and W.B. Whitson

         (2) The election of Maggart & Associates, P.C. as independent auditors for the Company was as follows:

                     Number of                                                   Broker
                   Shares Voting        For         Against       Withheld      Non-Votes
                   -------------        ---         -------       --------      ---------
                      401,307         372,717        14,680        13,910          0

         (3) The adoption, approval and ratification of the First McMinnville Corporation 1997 Stock Option Plan:

                     Number of                                                   Broker
                   Shares Voting        For         Against       Withheld      Non-Votes
                   -------------        ---         -------       --------      ---------
                      401,307         264,666       120,538        16,103          0

(d)      Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1997 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FIRST MCMINNVILLE CORPORATION
                                            -----------------------------
                                                     (Registrant)




DATE:  August 3, 1997                    /s/  Charles C. Jacobs
       --------------                    -------------------------------------
                                         Charles C. Jacobs
                                         President and Chief Executive Officer



DATE:  August 3, 1997                    /s/  Kenny D. Neal
       --------------                    ---------------------------------
                                         Kenny D. Neal
                                         Chief Financial and Accounting Officer