Form 10-Q
period 1997-09-30
FIRST MCMINNVILLE CORP
filed 1997-11-12
CIK 743397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



      MARK ONE
      --------

        [X]      QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

        [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200
                                                --------

                          FIRST MCMINNVILLE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

           Tennessee                                       62-1198119
---------------------------------                  ----------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
   Incorporation or Organization)                    Number)

                   200 East Main Street, McMinnville, TN 37110
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (931) 473-4402
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: October 21, 1997 - 536,244.
                                         ---------------------------

Transitional Small Business Disclosure Format (check one):

                                    YES       NO X
                                        ---     ---

                         PART I - FINANCIAL INFORMATION





Item 1.    Financial Statements


               The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary First National Bank of McMinnville (the "Bank") are as follows:

               Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.

               Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1997 and 1996.

               Consolidated Statements of Cash Flows - For the nine months ended September 30, 1997 and 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                                                                  September 30  December 31,
                                                                      1997         1996
                                                                  ------------  -----------
                                                                         (In Thousands)
                                   Assets
Loans                                                              $ 113,159      109,664
   Less: Allowance for loan losses                                    (1,815)      (1,724)
                                                                   ---------     --------
              Net loans                                              111,344      107,940

Securities:
   Held to maturity, at cost (market value $47,883,000 and
     $55,232,000, respectively)                                       46,961       54,521
   Available-for-sale, at market (amortized cost $40,048,000
     and $24,468,000, respectively)                                   40,303       24,288
Interest-bearing deposits in other banks                                 100          100
Federal funds sold                                                       300         --
                                                                   ---------     --------
                Total earning assets                                 199,008      186,849

Cash and due from banks                                                5,365        3,532
Bank premises and equipment, net of accumulated depreciation           2,291        2,368
Accrued interest receivable                                            2,175        1,903
Deferred tax asset                                                       240          405
Other real estate                                                         11           69
Other assets                                                             589          606
                                                                   ---------     --------

                                                                   $ 209,679      195,732
                                                                   =========     ========
                    Liabilities and Stockholders' Equity
Deposits                                                           $ 170,224      159,746
Securities sold under repurchase agreements                            4,189        2,531
Federal fund purchased                                                  --            500
Other liabilities                                                      2,551        2,930
                                                                   ---------     --------
                Total liabilities                                    176,964      165,707
                                                                   ---------     --------
Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares
     issued 580,537 shares and 579,537 shares, respectively            1,514        1,512
Additional paid-in capital                                             1,568        1,512
Retained earnings                                                     31,773       29,321
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $97,000  and tax benefits of
   $68,000, respectively                                                 158         (111)
                                                                   ---------     --------
                                                                      35,013       32,234
Less cost of treasury stock of 44,293 shares and 42,754 shares,
   respectively                                                       (2,298)      (2,209)
                                                                   ---------     --------
                Total stockholders' equity                            32,715       30,025
                                                                   ---------     --------
                                                                   $ 209,679      195,732
                                                                   =========     ========




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                      Three Months Ended             Nine Months Ended
                                                                        September 30,                   September 30,
                                                                  -------------------------       -----------------------
                                                                     1997            1996            1997          1996
                                                                     ----            ----            ----          ----
                                                                        (Dollars In Thousands, Except Per Share Amount)
Interest income:
   Interest and fees on loans                                      $  2,447          2,304          7,221          6,862
   Interest and dividends on securities:
     Taxable securities                                               1,126          1,022          3,241          2,898
     Tax exempt from Federal income taxes                               298            331            875            984
   Interest on federal funds sold                                        56           --              166             74
   Interest on interest-bearing deposits in other banks and
     other interest                                                       2              2              5              5
                                                                   --------        -------        -------        -------
           Total interest income                                      3,929          3,659         11,508         10,823
                                                                   --------        -------        -------        -------

Interest expense:
   Interest on negotiable order of withdrawal accounts                  119            119            356            356
   Interest on money market demand and savings accounts                 284            242            843            724
   Interest on certificates of deposit                                1,375          1,246          3,959          3,759
   Interest on securities sold under repurchase agreements
     and short term borrowings                                           34             23             81             64
   Interest on Federal funds purchased                                 --               36             10             39
                                                                   --------        -------        -------        -------
           Total interest expense                                     1,812          1,666          5,249          4,942
                                                                   --------        -------        -------        -------

           Net interest income                                        2,117          1,993          6,259          5,881
Provision for loan losses                                                30             30             90             30
                                                                   --------        -------        -------        -------
           Net interest income after provision for loan losses        2,087          1,963          6,169          5,851
                                                                   --------        -------        -------        -------
Other income:
   Service charges on deposit accounts                                  119            127            366            390
   Other fees and commissions                                            58             50            177            125
   Commissions and fees on fiduciary activities                           8              8             25             20
   Security gains related to available-for-sale securities             --               49              9             53
   Other income                                                          12              5             32             22
                                                                   --------        -------        -------        -------
           Total other income                                           197            239            609            610
                                                                   --------        -------        -------        -------
Other expenses:
   Salaries and employee benefits                                       628            507          1,806          1,568
   Occupancy expenses, net                                               82             60            192            167
   Furniture and equipment expense                                       24             23             69             65
   Data processing expense                                               50             69            157            180
   Security losses related to available-for-sale securities              18             57             18            146
   Other operating expenses                                             224            214            647            638
                                                                   --------        -------        -------        -------
           Total other expenses                                       1,026            930          2,889          2,764
                                                                   --------        -------        -------        -------

           Earnings before income taxes                               1,258          1,272          3,889          3,697
Income taxes                                                            370            337          1,169          1,059
                                                                   --------        -------        -------        -------
           Net earnings                                            $    888            935          2,720          2,638
                                                                   ========        =======        =======        =======
Weighted average number of common and common
   equivalent shares outstanding                                    536,863        538,635        536,626        545,242
                                                                   ========        =======        =======        =======
Per share amounts:
   Net earnings                                                    $   1.65           1.74           5.07           4.84
                                                                   ========        =======        =======        =======
   Dividends                                                       $   --             --              .50            .50
                                                                   ========        =======        =======        =======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                  1997         1996
                                                                  ----         ----
                                                                    (In Thousands)
Cash flows from operating activities:
   Interest received                                            $ 11,191      10,605
   Fees and commissions received                                     600         557
   Interest paid                                                  (4,769)     (4,877)
   Cash paid to suppliers and employees                           (2,429)     (2,286)
   Income taxes paid                                              (1,260)     (1,025)
                                                                --------     -------
              Net cash provided by operating activities            3,333       2,974
                                                                --------     -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities        17,216      14,897
   Proceeds from maturities of available-for-sale securities      10,313       4,549
   Proceeds from sales of available-for-sale securities            5,284       8,944
   Purchase of available-for-sale securities                     (31,153)     (6,724)
   Purchase of held-to-maturity securities                        (9,644)    (21,324)
   Loans made to customers, net of repayments                     (3,494)     (4,865)
   Purchase of premise and equipment                                 (96)       (571)
   Proceeds from sales of other real estate                           58         200
                                                                --------     -------
              Net cash used in investing activities              (11,516)     (4,894)
                                                                --------     -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                435         770
   Net increase in time deposits                                  10,043       2,520
   Increase (decrease) in securities sold under repurchase
     agreement                                                     1,658         (23)
   Increase (decrease) in Federal funds purchased                   (500)      1,800
   Dividends paid                                                 (1,290)     (1,239)
   Payments to acquire treasury stock                                (88)       (781)
   Advances on line of credit                                       --            45
   Repayment of advances on line of credit                          --           (45)
   Proceeds from sales of common stock                                58        --
                                                                --------     -------
              Net cash provided by financing activities           10,316       3,047
                                                                --------     -------

Net increase in cash and cash equivalents                          2,133       1,127

Cash and cash equivalents at beginning of period                   3,532       5,172
                                                                --------     -------

Cash and cash equivalents at end of period                      $  5,665       6,299
                                                                ========     =======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                       1997        1996
                                                                       ----        ----
                                                                         (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                                    $  2,720        2,638
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation                                                     173          152
        Provision for loan losses                                         90           30
        Securities losses related to available-for-sale                   18          146
        Security gains related to available-for-sale                      (9)         (53)
        FHLB dividend reinvestment                                       (33)         (31)
        Decrease in refundable income taxes                               15           25
        Increase in interest receivable                                 (272)        (174)
        Increase (decrease) in taxes payable                            (106)           9
        Increase in interest payable                                     480           65
        Decrease (increase) in other assets                                2          (35)
        Increase in other liabilities                                    255          202
                                                                    --------    ---------
               Total adjustments                                         613          336
                                                                    --------    ---------

               Net cash provided by operating activities            $  3,333        2,974
                                                                    ========    =========


Supplemental schedule of non-cash activities:

    Non-cash transfers from loans to other real estate              $   --      $      41
                                                                    ========    =========

    Unrealized gain (loss) in value of securities available-for-
    sale, net of income taxes of $165,000 in 1997 and
    income tax benefits of $289,000 in 1996                         $269,000    $(473,000)
                                                                    ========    =========



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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations for the nine months and three months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                            1997          1996
                                                            ----          ----
                                                               (In Thousands)
 Balance, January 1, 1997 and 1996, respectively            $ 1,724      $1,562
 Add (deduct):
    Losses charged to allowance                                 (24)        (77)
    Recoveries credited to allowance                             25          48
    Provision for loan losses                                    90          30
                                                            -------      ------
 Balance, September 30, 1997 and 1996, respectively         $ 1,815       1,563
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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.4 million mature or reprice within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1997 commercial loans of approximately $35.5 million and other loans (mortgage and consumer) of approximately $6.6 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

            As for liabilities, certificates of deposit of $100,000 or greater of approximately $26.6 million will become due during the next twelve months. The Bank's deposit base increased approximately $10.5 million during the nine months ended September 30, 1997. Securities sold under repurchase agreements increased approximately $1.7 million during the nine months ended September 30, 1997 and decreased approximately $302,000 during the three months ended September 30, 1996. The deposit base increased approximately $3,300,000 during the nine months ended September 30, 1996.

            Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future.

            The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At September 30, 1997, the Bank can declare during the remainder of 1997 cash dividends in an aggregate amount not to exceed approximately $5.6 million, exclusive of any 1997 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

            A primary source of capital is internal growth through retained earnings. The ratio of stockholder's equity to total assets was 15.6% at September 30, 1997 and 15.3% at December 31, 1996. Total assets increased 7.1% during the nine months ended September 30, 1997. The annualized rate of return on stockholders' equity for the first nine months of 1997 was 12.1% compared to 12.2% for the comparable period in 1996. The high percentage of equity capital to total assets contributes to a return on equity lower than the average for banks in the Bank's peer group. Dividends of $269,000 and $274,000 or $.50 per share were declared in the nine months ended September 30, 1997 and 1996, respectively. Cash dividends will be paid or increased in the remainder of 1997 over 1996 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1996 were $2.40 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

            The subsidiary bank opened a new branch during the third quarter of 1997 at a total cost of approximately $75,000. The Bank closed one branch during the second quarter of 1997. The Bank also opened a new branch during the third quarter of 1996 and completed the renovations of the main office during the first quarter of 1996. At the present time, there are no other material commitments for capital expenditures.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

            Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.6%, a total capital to risk-based ratio of 28.8% and a Tier 1 leverage ratio of 15.6%, and was considered "well capitalized" under the regulations.

            The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 1997.

            On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At September 30, 1997 1,000 shares had been exercised and 5,400 shares were exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or the members years until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 will be reflected as a proforma disclosure in the notes to the annual consolidated financial statements and will be immaterial to the financial statements taken as a whole.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS

            Net earnings were $2,720,000 for the nine months ended September 30, 1997 as compared to $2,638,000 for the same period in 1996. Net earnings were $888,000 for the quarter ended September 30, 1997 as compared to $935,000 during the same quarter in 1996.

            As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. This is particularly true with the volatility of interest rates encountered in recent years.

            The Company's interest income, excluding tax equivalent adjustments, increased by $685,000 or 6.3% during the nine months ended September 30, 1997 as compared to the comparable period in 1996. Interest income for the quarter ended September 30, 1997 increased $270,000 or 7.4% when compared to the quarter ended September 30, 1996 and $415,000 or 5.79% as compared to the second quarter of 1997. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.2% for the nine months ended September 30, 1997 as compared to 95.6% for the same period in 1996.

            Interest expense increased by $307,000 for the nine months ended September 30, 1997 or 6.2% as compared to the same period in 1996. Interest expense for the quarter ended September 30, 1997 increased $146,000 or 8.8% as compared to the quarter ended September 30, 1996. Interest expense for the quarter ended September 30, 1997 increased $49,000 or 2.8% over the quarter ended June 30, 1997. Such increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities.

            The foregoing resulted in net interest income of $6,259,000 for the nine months ended September 30, 1997, an increase of $378,000 or 6.4% compared to the prior year period. Net interest income for the quarter ended September 30, 1997 increased $124,000 or 6.2% as compared to the third quarter of 1996 and increased $2,000 or .09% over the quarter ended June 30, 1997.

            The provision for loan losses was $90,000 and $30,000 for the first nine months of 1997 and 1996, respectively. The provision was $30,000 for each of the quarters ended September 30, 1997 and 1996, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans. The adoption of the pronouncements had no material impact on the Company's consolidated financial statements.

            A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

            The Company's first mortgage single family residential, consumer and credit card loans which total approximately $49,000,000, $2,500,000 and $301,000, respectively at September 30, 1997, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

            The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1997, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the nine months and year ended September 30, 1997 and December 31, 1996, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

            Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

            Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 1997, the Company had no loans that have had the terms modified in a troubled debt restructuring.

            The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

            Impaired loans and related allowance for loan loss amounts at September 30, 1997 and December 31, 1996 were as follows:




                                              1997                  1996
                                      --------------------- --------------------
                                                 Allowance             Allowance
                                       Recorded     for      Recorded     for
            (In Thousands)            Investment Loan Loss  Investment Loan Loss
                                      ---------- ---------  ---------- ---------
Impaired loans with allowance for
  loan loss                            $4,082      1,200      4,186      1,200

Impaired loans with no allowance
  for loan loss                          --         --         --         --
                                       ------      -----      -----     -----

                                       $4,082      1,200      4,186      1,200
                                       ======      =====      =====      =====



              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            The average recorded investment in impaired loans for the nine months ended September 30, 1997 and 1996 was $4,133,000 and $4,410,000,
respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $297,000 and $317,000 for 1997 and 1996, respectively.

            The following schedule details selected information as to non-performing loans of the Company at September 30, 1997:

                                               September 30, 1997
                                          ---------------------------
                                           Past Due
                                           90 Days       Non-Accrual
                                           --------      -----------
                                                (In Thousands)
       Real estate loans                    $ 171            -
       Installment loans                       14            -
       Commercial                             128            -
                                            -----          -----
                                            $ 313            -
                                            =====          =====

       Renegotiated loans                   $  -             -
                                            =====          =====




            At September 30, 1997, loans which include the above, totaling $7,711,000 were included in the Company's internal classified loan list. Of these loans $1,117,000 are real estate and $6,594,000 are commercial and other. The collateral values securing these loans total approximately $11,249,000, ($1,693,000 related to real property and $9,556,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

            There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            Non-interest income excluding securities transactions increased $43,000 or 7.7% during the nine months ended September 30, 1997 as compared to the same period in 1996. The increase for the quarter ended September 30, 1997 was $7,000 or 3.7% as compared to the comparable quarter in 1996. The increases were due primarily to an increase in other fees and commissions of $52,000 or 41.6% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was partially offset by a decrease of $24,000 or 6.2% in service charges on deposit accounts for the nine month period ended September 30, 1997 compared to the same period in the prior year. The increases in other fees and commissions consisted primarily of increases in document preparation fees and abstract title fees. This was the result of the employment of an in-house attorney who performs title related work related to mortgage loans. The decrease in service charges on deposit accounts resulted primarily from decreases in non-sufficient fund and returned check charges together with decreases in service charges on deposit transaction accounts. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

            Securities gains and losses during the nine months ended September 30, 1997 amounted to $9,000 and $18,000, respectively, as compared to gains of $53,000 and $146,000 for the comparable period in 1996. The gains during 1997 and 1996 related to transactions in the available-for-sale category. These gains and losses were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

            Non-interest expense, excluding securities transactions, increased $253,000 or 9.7% during the first nine months of 1997 as compared to the same period in 1996. The increase for the quarter ended September 30, 1997 was $135,000 or 15.5% as compared to the quarter ended September 30, 1996. The increase during the nine months ended September 30, 1997 resulted primarily from an increase in salary and employee benefits and increased occupancy expenses. These increases relate to normal cost of living and performance increases along with increases related to the opening of the new branch.

            Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

            The Company will implement SFAS No. 128 - "Earnings Per Share" as of December 31, 1997. Implementation of the pronouncement is not expected to have a significant impact on reported earnings per share.

            SFAS 130 - "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effect of the adoption of SFAS 130.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q CONTINUED

IMPACT OF INFLATION

              The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also impacts non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.

                           PART II. OTHER INFORMATION



Item 1.      LEGAL PROCEEDINGS

                None

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                None

Item 3.      DEFAULTS UPON SENIOR SECURITIES

                None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                None

Item 5.      OTHER INFORMATION

                None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 1997 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST MCMINNVILLE CORPORATION
                                          --------------------------------------
                                                 (Registrant)




DATE:       November 10, 1997             /s/ Charles C. Jacobs
       --------------------------         --------------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer



DATE:       November 10, 1997             /s/ Kenny D. Neal
       --------------------------         --------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer