Form 10KSB40
period 1997-12-31
FIRST MCMINNVILLE CORP
filed 1998-03-24
CIK 743397

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                   FORM 10-K
                           ---------------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                    TO
    ---------------    ---------------

Commission File Number:  2-90200

                         FIRST MCMINNVILLE CORPORATION
                 (Name of Small Business Issuer in its charter)


                Tennessee                               62-1198119
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

          200 East Main Street
         McMinnville, Tennessee                             37110
(Address of principal executive offices)                 (Zip Code)

        Issuer's telephone number                     (931) 473-4402

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established public trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common voting stock held by nonaffiliates as of February 1, 1998 is approximately $28,368,167. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 472,704 shares held by non-affiliates at February 1, 1998.

The number of shares outstanding for each of the Registrant's classes of common stock, as of February 1, 1998: 534,912.

DOCUMENTS INCORPORATED BY REFERENCE: None, except as set forth in the Exhibit Index.

===============================================================================

                         FIRST MCMINNVILLE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

PART I.....................................................................................................................  1

      ITEM 1.        DESCRIPTION OF BUSINESS...............................................................................  1
      ITEM 2.        DESCRIPTION OF PROPERTY............................................................................... 13
      ITEM 3.        LEGAL PROCEEDINGS..................................................................................... 13
      ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................... 13

PART II.................................................................................................................... 13

      ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................. 13
      ITEM 6.        SELECTED FINANCIAL DATA............................................................................ 18/45
      ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATION.................................................................................. 18
      ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK .................................................................................... 46
      ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................... 46
      ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................ 46

PART III................................................................................................................... 46

      ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. .................................................. 46
      ITEM 11.       EXECUTIVE COMPENSATION................................................................................ 49
      ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT................................................................................. 53
      ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 55

PART IV.................................................................................................................... 56

      ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K.............................................................................. 56

      Signatures........................................................................................................... 58

      Supplemental Information............................................................................................. 59

      Exhibit Index........................................................................................................ 60

      Index To Financial Statements....................................................................................... F-1



                                      (ii)

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

THE COMPANY

         First McMinnville Corporation (the "Company") is a bank holding company that, at February 20, 1998, owned all of the stock of The First National Bank of McMinnville (the "Bank" or "The First National Bank"). At December 31, 1997, the Company had total assets of approximately $212,765,000 and total Shareholders' equity of $32,557,000. The Company reported net earnings of approximately $3,581,000 for fiscal 1997. The Company, a financial services corporation incorporated under the laws of the State of Tennessee, was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of The First National Bank. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1997, the Bank's total loans (net of allowance for possible loan losses of $1,314,000) were $110,159,000 and its total deposits were $172,891,000.

         The principal executive offices of the Company and The First National Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

(a)      Business Development.

         During 1997 the Company and the Bank have focused on developing the financial services of the Bank in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County). Additional information concerning the general development of the Company's business since the beginning of the last fiscal year for which this Annual Report on Form 10-K (this "Report") is filed is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation ("Managements Discussion")," and in Item 8, "Financial Statements and Supplementary Data (the "Consolidated Financial Statements")," in this Report as well as in "Business of the Company" below in this Item.

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

         The Company's principal source of income in 1997 was the earnings of the Bank. The First National Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted to bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Tennessee, primarily in the Warren County trade area, through the Bank's operations.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. Further discussion of this issue is presented below in this Item under the caption "Computers and the Year 2000" and within "Item 7, Management's Discussion and Analysis" appearing later in this Report.

         The Company and the Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to banking and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Report.

         Please refer also to the Consolidated Financial Statements for additional, important information concerning the Company and First National Bank.

FINANCIAL SUMMARY OF THE COMPANY

         A financial summary of the Company and its consolidated subsidiary, The First National Bank, is detailed below (amounts are rounded):


                                                                       DECEMBER 31
                                                              (Dollars in Thousands Except Per Share)
                                    --------------------------------------------------------------------------------
                                      1997              1996             1995              1994             1993
Total Assets                        $212,765          $195,732          $190,663         $180,486          $170,913

Deposits                             172,891           159,746           154,551          148,631           140,162

Shareholders' Equity                  32,557            30,025            28,889           26,452            25,240

Gross Revenues                        16,309            15,329            14,526           13,102            12,768

Net Earnings                           3,581             3,444             3,106            3,077             3,187

Basic Earnings Per Share            $   6.68          $   6.34          $   5.62         $   5.55          $   5.72

Diluted Earnings Per Share          $   6.67          $   6.34          $   5.62         $   5.55          $   5.72


OPERATIONS

         The First National Bank operates five full-service banking offices located in Warren County, Tennessee. Its principal office is located in McMinnville, Tennessee and it has additional branches in McMinnville, Morrison, and Viola, Tennessee. The Bank provides banking, trust and other financial services throughout the Tennessee markets of Warren County and other contiguous counties, as well as, to a lesser extent, other areas. The First National Bank, a national banking association, was originally established in 1874. The Bank operates five automated teller machines ("ATMs").

         For retail customers, The First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank is a correspondent bank of First Tennessee Bank National Association, Chattanooga, Tennessee, and National Bank of Commerce, Birmingham, Alabama. The Bank operates a trust department. The Company and The First National Bank intend for the foreseeable future to concentrate their efforts in their existing markets.

         The Company and the Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Report.

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

SUBSIDIARY

         The Bank is the Company's sole subsidiary.

SERVICES TO AND TRANSACTIONS WITH SUBSIDIARY

           Intercompany transactions between the Company and its subsidiary, The First National Bank, are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its Board of Directors and with the officers elected by the Bank's Board.

SUPERVISION AND REGULATION

         The operations of any bank holding company and banking subsidiary are affected by various requirements and restrictions imposed by the laws of the United States and the State of Tennessee, including requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, and regulation of consumer lending practices. Congress and state legislatures periodically propose new legislation affecting the operations of bank holding companies and banks, so no assurance can be given that the statutes and regulations described below will remain in effect or that the Company and its subsidiary, The First National Bank, will remain at all times in complete compliance with applicable laws and regulations. The Company and the Bank are subject also to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and it is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Act

         As a registered bank holding company, the financial condition and operations of the Company as well as those of its subsidiary (the Bank) are subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and prohibits a bank holding company from engaging in any business other than banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls.

         In addition, pursuant to the Bank Holding Company Act, a bank holding company may engage in nonbanking activities, or may acquire shares in a company engaged in nonbanking activities provided that the Federal Reserve Board has determined by regulation or order that the activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Except in certain circumstances, the Bank Holding Company Act has historically prohibited a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically authorize such acquisitions by out-of-state bank holding companies. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which is discussed below, removed most restrictions to the expansion of interstate banking. Riegle-Neal is likely to have far-reaching effects on the historical rules applicable to interstate banking and interstate branching.

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

         Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. The Company and its subsidiary financial institution, The First National Bank, exceed all applicable capital adequacy minimums. Please refer to the Consolidated Financial Statements (Item 8 of this Report) and to the Section entitled "Management's Discussion and Analysis and Results of Operation," which appears as Item 7 of this Report, for additional information.

         Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its subsidiary (the Bank) and to commit resources to support the Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to the Bank would also be subordinate in right of payment to depositors and certain other indebtedness of such subsidiary Bank. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and over all financial condition.

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

         The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and
(iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL(S) rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). Management believes that as of December 31, 1997, The First National Bank, the Company's subsidiary financial institution, met all of the financial criteria to be categorized as "well capitalized" within the meaning of the capital adequacy regulations.

         FDICIA made extensive changes in then-existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposed new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

         Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as shareholders.

         FDIC Insurance Assessments. The Bank, as a subsidiary depository institution of the Company, is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "FIRREA and FDICIA."

         FIRREA, adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks. As of January 1, 1996, the SAIF had not reached the designated reserve ratio. The Company has not acquired any SAIF-insured deposits during the years from 1989 to the present, and as of December 31, 1997, none of The First National Bank's deposits were insured by the SAIF.

         The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the Financing Corporation ("FICO") bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of 65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of 1.25 percent of the deposits insured by
SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996. For 1997, the effective BIF and SAIF assessment rates ranged from zero basis points for well-capitalized institutions displaying little risk, to twenty-seven basis points for undercapitalized institutions displaying high risk. Both BIF insured banks and SAIF insured thrift institutions are also required to pay interest on FICO bonds issued in connection with the federal government's bail out program in connection with the thrift industry.

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

         The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC is required to issue regulations to guard against the shifting of deposits from SAIF to BIF. As noted above, as of December 31, 1997, none of The First National Bank's deposits were insured by the SAIF.

         Please refer to the Section of this Report entitled "Restrictions on Dividends Paid by the Bank as a Company Subsidiary," to Item 5(c) "Dividends," and to the Consolidated Financial Statements.

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

         Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act, as well as in response to other legal, regulatory, interest group, and economic developments, the form or impact of which cannot be reliably predicted.

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

         The First National Bank is limited in the amount of dividends that it may declare under federal law. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, and surplus is below certain statutory limits. Please refer to the Consolidated Financial Statements and to Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends.

BUSINESS COMBINATION ACT

         The Tennessee Business Combination Act (the "Business Combination Act") limits the ability of Tennessee corporations to engage in business combinations with "interested shareholders". The Business Combination Act may significantly impede, delay or prevent a purchaser's ability to acquire a significant equity interest in the Company. In general, the Business Combination Act prevents an "interested shareholder" (generally, a shareholder beneficially owning 10% or more of a corporation's outstanding voting stock) or an affiliate or associate thereof from engaging in a "business combination" (defined as a variety of transactions including a merger as described generally below) with a Tennessee corporation for a period of five years following the date on which the shareholder became an interested shareholder. The Company's common stock ("Common Stock") may become registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Hence, in the future, the Company may become subject to the provisions of the Business Combination Act.

Constitutional questions may serve to limit the effect of the Business Combinations Act and, accordingly, the effect of the Business Combination Act on the Company and the Company's Common Stock (if any) is uncertain.

USURY PROVISIONS

         The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 10, 1998, the maximum "formula rate" of interest was approximately 12.5%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

         The relative importance of the usury laws to the financial operations of the Company and The First National Bank varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Company is unable to state whether existing usury laws have had or will have a material adverse effect on its businesses or earnings.

RESTRICTIONS ON DIVIDENDS PAID BY THE BANK AS A COMPANY SUBSIDIARY

         The Company is a legal entity separate and distinct from the Bank, its sole financial institution subsidiary. The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from The First National Bank. Both federal and state laws impose restrictions on the ability of banks to pay dividends. State law restricts the ability of corporations (such as the Company) to pay dividends (as is more fully discussed in Item 5 of this Report), and federal law limits dividends by the Bank.

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

         Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institutions financial statements. The relevant regulations require The First National Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and the Bank. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1997, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

         Certain Transactions with Affiliates. The Company is a legal entity separate and distinct from The First National Bank. There are various legal restrictions on the extent to which a bank holding company (such as the Company) and any nonbank subsidiary that it might form or own in the future can borrow or otherwise obtain credit from any bank subsidiary such as the Bank. For example, The First National Bank is subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on "non-credit" transactions between the Bank and the Company (and nonbank Company affiliates).

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

         The principal geographic area of the Company's and The First National Bank's operations encompasses McMinnville, other areas of Warren County, and surrounding areas of Tennessee. In this area, there are various commercial banks and other financial institutions operating more than ten offices and branches (exclusive of free-standing ATM's) and holding an aggregate (reportedly) of more than $400 million in deposits as of approximately December 31, 1997. The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as First American National Bank, as well as with a variety of local and regional banks.

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

EMPLOYEES

         At January 23, 1998, the Registrant and its banking subsidiary (the
Bank) employed sixty-three persons on a full-time, and ten persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First National Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company believes its relations with its employees are satisfactory.

ECONOMIC CONDITIONS AND GOVERNMENTAL POLICY

         The Company's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the FRB. The Registrant cannot predict changes in monetary policies or their impact on its operations and earnings.

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

RESEARCH

         The Company makes no material expenditures for research and development. However, the reader is referred to the following section on "Computers and the Year 2000."

COMPUTERS AND THE YEAR 2000

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. The Company has appointed its own task force (designated an "Action Team"), and it is working with outside vendors, to evaluate and manage the risks, solutions, and costs associated with addressing this issue. The Company is coordinating closely with its outside electronic data processing vendor to assure that both it and the Company are as adequately prepared as is possible to deal with computer and data-processing issues related to the Year 2000. Of course, the Company must not only address the impact of these issues on its own operations, but also on the operations and prospects of customers, vendors, and other financial institutions and companies.

         The costs incurred, except property and equipment writedowns, in addressing the Year 2000 problem will be expensed as incurred in compliance with generally accepted accounting principles. Management estimates the cost of achieving Year 2000 compliance to be approximately $150,000 (pre-tax) over the cost of normal software upgrades and replacements that would have been incurred through the year 1999. (Of course, this number is subject to change to change.) The Company anticipates that it will complete its own operational changes, including its data processing changes, by December 31, 1998. Testing of software and hardware will likely continue throughout calendar 1999.

         The Company is actively working with its software and hardware suppliers, as well as with those who supply data-processing services to the Company, in connection with Year 2000 issues. Management believes, based on its inquiries to them, that those vendors which are material to the Company are generally on schedule to meet their and the Company's Year 2000 goals. The Company assumes, but cannot be assured, that all applicable federal and state governmental agencies, especially those which are important to the banking and payment systems, will achieve Year 2000 compliance on time.

         The Company's credit customers are also subject to potential loses as a result of Year 2000 issues relating to their own businesses, computers, customers, and vendors. The Company is studying this issue and expects to work with its customers in addressing Year 2000 issues that could reasonably be expected adversely to affect the Company. Any exposure that, in the opinion of management of the Company, is not adequately addressed to management's satisfaction, will be taken into consideration in assessing the risk and/or loss potential, if any, associated with that credit relationship.

         The Company does not anticipate that its expenditures in connection with the remediation of Year 2000 issues will be material to its results of operations, liquidity, and capital resources taken as a whole. The preceding statements in this paragraph are forward looking, and the Company's actual costs, experience, and results may differ due to, among other things, the conversion of various data-processing systems, additional system testing, vendor contract negotiations, and technological developments.

         In October 1997, the Accounting Standards Executive Committee of the AICPA voted to issue a final Statement of Position ("Position Statement"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, the issuance of this Position Statement is subject to approval by the Financial Accounting Standards Board ("FASB"). The AICPA has expressed a hope to issue a final Position Statement in the first quarter of 1998. The Position Statement would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged.

         In summary, the Position Statement states that the following costs incurred in developing internal-use software should be capitalized: direct costs for materials and services paid to external parties for developing or obtaining the software; payroll and payroll-related costs for employees' time spent directly on the project; and interest costs incurred in developing the software.

         Currently, banks must expense such costs, which can be material to the results of operation, in accordance with the guidance provided by banking regulators such as the Office of the Comptroller of the Currency. The impact of this Position Statement to the Company's results is currently being evaluated and cannot currently be estimated.

DEPENDENCE UPON A SINGLE CUSTOMER

         The Bank's principal customers are generally located in the Middle Tennessee area with a concentration in Warren County, Tennessee. Neither the Company nor The First National Bank is dependent upon a single customer or a very few customers. However, approximately ten percent (10%) of the Bank's total loans were to customers in the nursery industry.

LINE OF BUSINESS

         The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1997.

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company, and management's analysis of the Company's operation sand prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide Form 10-KSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward- looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

              SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

         Certain selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" is set forth as a part of Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The First National Bank owns four parcels of property on which it has established banking offices. The Bank leases the land (but owns the building) for one of its branches at commercial leasing rates pursuant to a long-term lease and owns one other parcel of property for future expansion. The Main Office is located at 200 East Main Street, McMinnville. The Bank utilizes five ATM's for the convenience of its customers. In the judgment of management, the facilities of the Company and The First National Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and the Bank. However, new office sites are considered from time to time.

ITEM 3.           LEGAL PROCEEDINGS.

         There were no material legal proceedings pending at December 31, 1997, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or its subsidiary Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or The First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's or The First National Bank's financial position or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of 1997.


                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)      MARKET INFORMATION

         There is no established public trading market for the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the first quarter of 1998 (through January 23, 1998) and for each quarter of fiscal 1997 and 1996. During 1997 the Company redeemed 1,679 shares of its Common Stock with a view toward providing some liquidity in the stock. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals. (The stated prices have been adjusted to reflect a two-for-one stock split that occurred effective October 1, 1994.)


----------------------------------------------------------------------------------------------------
            Calendar Quarter                                             Common Stock
----------------------------------------------------------------------------------------------------

                                                                       High              Low
                                                                       ----              ---
                1997
         Fourth Quarter                                                $61.80           $60.56
         Third Quarter                                                  60.10            58.82
         Second Quarter                                                 58.80            57.65
         First Quarter                                                  57.10            55.88

                1996
         Fourth Quarter                                                $57.70           $56.52
         Third Quarter                                                  55.97            54.75
         Second Quarter                                                 54.84            53.82
         First Quarter                                                  53.35            52.02

         The last trade known to management involved a redemption by the Company of 1,192 shares at an estimated $60.01 per share in January of 1998. Because there is no established public trading market for the Company's Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

         The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. The Company declared a 2-for-1 stock split that was effective October 1, 1994. (Unless otherwise stated, all share and per share information in this Report has been adjusted to reflect said stock split.) At February 1, 1998, the Company had 534,912 shares outstanding (compared to 536,104 at December 31, 1997). No shares are reserved for issuance except 57,500 shares reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the "Stock Option Plan") and the number of shares needed to fulfill Rights Agreement described elsewhere herein.

         Holders of the Company's Common Stock are entitled to (a) cumulate the votes of each share held of record in connection with the election of directors and (b) to cast one vote for each share held of record on all other matters submitted to a vote of the shareholders. Holders of the Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of the Company's Common Stock. In the event of liquidation, holders of the Company's Common Stock are entitled to share in the distribution of assets remaining after payment of debts and expenses. Holders of the Common Stock are entitled to receive dividends when declared by the Company's Board of Directors out of funds legally available therefor. Under its Charter, the Company is required to indemnify its directors and officers for acts on behalf of the Company to the fullest extent permitted under applicable law. Certain of the statutes and regulations described in Item 1 and in other places in this Report may further affect the matters described in this Item.

Stock Option Plan

         Certain shares are reserved for issuance as set forth in the description of the Stock Option Plan appearing elsewhere in this Report.

Shareholders Rights Agreement

         Effective as of June 10, 1997, the Board of Directors of the Company adopted a Shareholders Rights Agreement (the "Rights Agreement") and authorized and declared a dividend of one common share purchase right (a

"Right") for each outstanding share of the Company's Common Stock (the "Common Shares"). The dividend was payable on June 10, 1997, to the shareholders of record on that date (the "Record Date"), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $120, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are as set forth in the Rights Agreement. The following description of the Rights is qualified by reference to the Rights Agreement, which is an Exhibit to this Report.

         Initially the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) ten (10) days after the public announcement of a person's or group of affiliated or associated persons' having acquired beneficial ownership of ten percent (10%) or more of the outstanding Common Shares (such person or group being hereinafter referred to as an "Acquiring Person"); or (ii) ten (10) days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group's becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date").

         The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with, and only with, the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights) new Common Share certificates issued after the Record Date upon transfer or new issuance of Common Shares will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of this Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

         As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date (and to each initial record holder of certain Common Shares issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.

         The Rights are not exercisable until the Distribution Date. The Rights will expire on June 4, 2007 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

         In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a "Permitted Offer")), each holder of a Right will thereafter have the right (the "Flip-In Right") to acquire a Common Share for a purchase price equal to fifteen percent (15%) of the then current market price, or at such greater price as the Rights Committee shall determine (not to exceed thirty-three percent (33 1/3%) of such current market price). Notwithstanding the foregoing, all Rights that are, or were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable.

         In the event that, at any time following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation's voting power, or (ii) more than fifty percent (50%) of the Company's assets or earning power is sold or transferred, then each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right (the "Flip-Over Right") to receive, upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder's having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable; if a transaction results in a holders having a Flip-Over Right subsequent to a transaction resulting in a holders having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holders Flip-In Rights have not been exercised.

         The Purchase Price payable, and the number of Common Shares or other securities or property issuable, upon exercise of Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of Common Shares, (ii) upon the grant to holders of Common Shares of certain rights or warrants to subscribe for or purchase Common Shares at a price, or securities convertible into Common Shares with a conversion price, less than the then current market price of Common Shares, or (iii) upon the distribution to holders of Common Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Common Shares) or of subscription rights or warrants (other than those referred to above). However, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least one percent (1%). No fractional Common Shares will be issued and in lieu thereof, an adjustment in cash will be made based on the market price of Common Shares on the last trading day prior to the date of exercise.

         At any time prior to the time a person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment by the Rights Committee at a price between $.001 and $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

         Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

         At any time after any person becomes an Acquiring Person and prior to the acquisition by such person or group of Common Shares representing 50% or more of the then outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights which have become null and void), in whole or in part, at an exchange ratio of one Common Share per Right (subject to adjustment).

         All of the provisions of the Rights Agreement may be amended prior to the Distribution Date by the Board of Directors of the Company for any reason it deems appropriate. Prior to the Distribution Date, the Board is also authorized, as it deems appropriate, to lower the thresholds for distribution and Flip-In Rights to not less than the greater of (i) any percentage greater than the largest percentage then held by any shareholder, or (ii) 10%. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

         Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to shareholders of the Company, shareholders may, depending upon the circumstances, recognize taxable income should the Rights become exercisable or upon the occurrence of certain events thereafter.

(B)      HOLDERS

         The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at February 1, 1998 was approximately 476.

(C)      DIVIDENDS

         The Company declared and paid semi-annual cash dividends on its Common Stock of $2.50 per share in 1997, $2.40 per share in 1996, and $2.25 per share in 1995. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

         The payment of dividends by any bank is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of "Restrictions on Dividends Paid by Subsidiary Bank" set forth in
Item 1 of this Report, to Item 7 of this Report ("Management's Discussion and Analysis of Financial Condition and Results of Operation"), and to the Consolidated Financial Statements.

(D)      SALES OF UNREGISTERED SECURITIES

         The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-Q except as set forth in this paragraph. In 1997, the Company issued one thousand (1,000) shares to certain of the participants in the Stock Option Plan at a weighted average exercise price of $58.15 per share. Please refer to Note 17 of the Consolidated Financial Statements for additional information on the Stock Option Plan and to Note 16 thereof with respect to earnings per share. The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended.

ITEM 6.           SELECTED FINANCIAL DATA.

         Certain selected financial data are included in this Report immediately following Item 7 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The purpose of the discussion that begins on the next page is to provide insight into the financial condition and results of operations of the Company and the Bank, its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.


                      (Please turn to the following page.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.

GENERAL

      First McMinnville Corporation is a one bank holding company which owns 100% of First National Bank of McMinnville. First National Bank of McMinnville ("Bank") is a community bank headquartered in McMinnville, Tennessee serving Warren County, Tennessee as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company's management believes that Warren County offers an environment for continued growth and the Company's target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. The Company also offers custodial and trust services. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company's core deposit base.

      In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company's intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will determine the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company's policy is to have a diverse loan portfolio. At December 31, 1997, the nursery industry constituted the largest single industry segment and accounted for $10,737,000 (9.63% of the Company's loan portfolio) as compared to $11,287,000 or 10.3% in 1996. No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

      Regulations of the Office of the Comptroller of the Currency ("OCC") establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



capitalized. The Company has a Tier 1 risk based ratio of 27.9%, a total risk-based capital ratio of 28.9% and a leverage capital ratio of 15.2%, and was therefore within the "well capitalized" category under the regulations. The subsidiary bank's ratios were substantially the same as those setforth for the Company.


      Dividends of approximately $1,341,000 and $1,294,000 were declared during 1997 and 1996, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company's peer group. Cash dividends are anticipated to be increased in 1998 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 37.4%, 37.6% and 40.0% in 1997, 1996 and 1995, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

      The dividends by the Company are primarily funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 1997, under the most restrictive of these regulatory limits, the Bank could declare in 1998 cash dividends in an aggregate amount of up to approximately $5.6 million, plus any 1998 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.

      During 1996, the Bank completed construction of a new branch at a total cost of approximately $910,000 of which approximately $657,000 was incurred during 1995. The Bank also completed remodeling a portion of the main office during 1996 at a total cost of approximately $179,000 of which approximately $48,000 was incurred during 1995. During 1997, the Bank opened a new branch at a total cost of $100,000.

The Company has conducted a study of the data processing changes which will be necessary as a result of The Year 2000 Issue which relates to the ability to process year-date data accurately beyond 1999. Management estimates the cost to become compliant is between $100,000 and $200,000. Management estimates that an additional $300,000 may be spent on computer upgrades in the next two to three years.

FINANCIAL CONDITION

      During 1997, total assets increased $17,033,000 or 8.7% from $195,732,000 at December 31, 1996 to $212,765,000 at December 31, 1997. Loans, net of allowance for possible loan losses, increased from $107,940,000 to $110,159,000 or 2.1% during fiscal year 1997. The aggregate increases in loans for 1997 was due primarily to a 4.2% increase in real estate - mortgage loans accompanied by a 4.6% decrease in commercial, financial and agricultural loans.

      Securities increased 14.7% from $78,809,000 at December 31, 1996 to $90,363,000 at December 31, 1997. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $11,161,000, obligations of state and political subdivisions increased $1,301,000, corporate and other securities decreased $610,000 and there was a decrease in mortgage backed securities of $298,000. At December 31, 1997 and 1996 the market value of the Company's securities portfolio exceeded its amortized cost by $1,444,000 (1.6%) and $531,000 (.7%), respectively. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 1997 was 7.4% with an average maturity of 8.0 years, as compared to an average yield of 7.8% and an average maturity of 7.0 years at December 31, 1996.

      Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115),

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

- Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

- Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

 The Company's classification of securities as of December 31, 1997 is as follows:

                                                 HELD-TO-MATURITY                    AVAILABLE-FOR-SALE
                                         ----------------------------------   ---------------------------------
                                                              ESTIMATED                            ESTIMATED
                                           AMORTIZED            MARKET           AMORTIZED           MARKET
                                              COST              VALUE              COST              VALUE
                                         ---------------    ---------------   ----------------    -------------
                                                                    (In Thousands)
U.S. Treasury and
   other U.S. government
   agencies and corporations             $      21,094            21,490            39,506             39,860
Obligations of states and
   political subdivisions                       22,399            23,117             1,515              1,570
Corporate and other
   securities                                      761               779               762                762
Mortgage-backed securities                       2,241             2,198             1,730              1,676
                                         -------------      ------------      ------------        -----------

                                         $      46,495            47,584            43,513             43,868
                                         =============      ============      ============        ===========

      A portion of the capital increase in 1995 was $687,000 which represents the unrealized losses in securities available-for-sale of $1,107,000 net of applicable tax expense of $420,000. The net decrease in capital at December 31, 1996 totaled $233,000 which represents the unrealized appreciation in securities available-for-sale of $375,000 net of applicable tax benefit of $142,000. During the year ended December 31, 1997, the net increase in capital totaled $331,000 which represents the unrealized appreciation in securities available-for-sale of $534,000 net of applicable taxes of $203,000.

      The increase in assets in 1997 was funded primarily by increases in deposits. Total deposits increased from $159,746,000 at December 31, 1996 to $172,891,000 at December 31, 1997 representing an increase of 8.2%. Demand deposits increased 13.0% from $18,802,000 at December 31, 1996 to $21,241,000 at December 31, 1997. Additionally, increases in certificates of deposit and individual retirement accounts of $10,106,000 (11.5%) contributed to the increases in deposits for 1997. Securities sold under repurchase agreements increased $1,819,000 during 1997 and were also

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (CONTINUED)



used to fund increases in assets. Federal funds purchased decreased $500,000 in 1997. The subsidiary bank has unused lines of credit of $10,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 1997. Management does not presently anticipate a need to use these lines.

      The Company's allowance for loan losses at December 31, 1997 was $1,314,000 as compared to $1,724,000 at December 31, 1996. Non-performing loans amounted to $255,000 at December 31, 1997 compared to $1,000 at December 31, 1996. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs to average outstanding loans for 1997 was .57%. Net recoveries to average outstanding loans for 1996 was .01%. Net charge-offs totaled $630,000 for 1997. In 1997, net charge-offs exceeded the provision by $410,000. The net charge-offs in 1997 relate primarily to one customer and is not considered by management to be a trend.

      The allowance for possible loan losses, amounting to $1,314,000 at December 31, 1997, represents 1.18% of total loans outstanding. At December 31, 1996, the allowance for possible loan losses represented 1.57% of total loans outstanding. Management has in place a system to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 1997 to be adequate.

LIQUIDITY

      Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company's loan to deposit ratio was approximately 64% and 69% at December 31, 1997 and December 31, 1996, respectively.

      The Company's investment portfolio, as represented above, consists of earning assets that provide interest income. Federal Funds sold which are invested overnight are the most liquid of the investments. The Company had no Federal funds sold at December 31, 1996. Federal funds sold totaled $2,650,000 at December 31, 1997. There were no Federal funds purchased at December 31, 1997. Federal funds purchased were $500,000 at December 31, 1996.



      Funds management decisions must reflect management's intent to maintain profitability in both the immediate and long-term earnings. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Bank. These meetings focus on the spread between the subsidiary bank's cost of funds and interest yields generated primarily through loans and investments.



      First McMinnville Corporation presently maintains a liability sensitive position over the 1997 year or a negative gap. Liability sensitivity means that more of the Company's liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 1997:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)



    ------------------------------------------------------------------------------------------------------------------------
      INTEREST-RATE SENSITIVITY                                                                ONE YEAR
                GAPS:                   REPRICE         1-90         91-180        181-365        AND
            (IN THOUSANDS)            IMMEDIATELY       DAYS          DAYS          DAYS        LONGER          TOTAL
    ------------------------------  ----------------------------------------------------------------------------------------
    Interest-earning assets         $     2,650         31,594        11,649        17,021        141,672        204,586
    Interest-bearing liabilities         53,641         29,704        22,857        32,732         17,066        156,000
                                    -----------     ----------    ----------    ----------    -----------   ------------

    Interest rate sensitivity       $   (50,991)         1,890       (11,208)      (15,711)       124,606         48,586
                                    ===========     ==========    ==========    ==========    ===========   ============

    Cumulative gap                  $   (50,991)       (49,101)      (60,309)      (76,020)        48,586
                                    ===========     ==========    ==========    ==========    ===========

    Interest rate sensitivity
      gap as a % of total
      assets                             (23.97)%          .90%        (5.27)%       (7.38)%        58.56%
                                    ===========     ==========    ==========    ==========    ===========

    Cumulative gap as a
      % of total assets                  (23.97)%       (23.07)%      (28.34)%      (35.72)%        22.84%
                                    ===========     ==========    ==========    ==========    ===========

    ------------------------------------------------------------------------------------------------------------------------


      Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

RESULTS OF OPERATIONS

      Net earnings for the year ended December 31, 1997 were $3,581,000 an increase of $137,000 or 4.0% from fiscal year 1996. Net earnings for 1996 totaled $3,444,000 which was an increase of $338,000 or 10.9% from $3,106,000 for 1995. Basic earning per common share was $6.68 in 1997, $6.34 in 1996 and $5.62 in 1995 after giving retroactive effect to a two-for-one stock split effective October 1, 1994. Diluted earnings per common share were $6.67, $6.34 and $5.62 in 1997, 1996 and 1995, respectively. Average earning assets increased $13,480,000 for the year ended December 31, 1997 as compared to year ended December 31, 1996. Average earning assets increased $8,061,000 for the year ended December 31, 1996 as compared to year ended December 31, 1995. Additionally, the net interest spread decreased from 4.19% in 1996 to 4.09% in 1997. The net interest spread was 4.05% in 1995. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis.

      Net interest income before provision for loan losses for 1997 totaled $8,610,000 as compared to $8,071,000 for 1996 and $7,474,000 for 1995. The provision for loan losses was $220,000 in 1997 as compared to $150,000 in 1996 and $160,000 in 1995. Net charge-offs in 1997 were $630,000 as compared to net recoveries of $12,000 in 1996 and net charge-offs of $46,000 in 1995. The 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION
                                  (CONTINUED)



charge-offs related primarily to one customer and is unrelated to the nursery business. The increase in the provision in 1997 is primarily due to the increase in net charge-offs.

      Non-interest income decreased 6.2% to $618,000 in 1997 from $659,000 in 1996. This decrease was due primarily to decreases in service charges on deposits of $24,000, other fees and commissions of $15,000 and commissions on fiduciary activities of $17,000 which were off-set by an increase in other income totaling $15,000. Non-interest income of $659,000 in 1996 was an increase of approximately 3.9% from $634,000 in 1995. The increase in 1996 resulted primarily from an increase in service charges on deposits and in securities gains.

      Non-interest expense increased 4.1% to $3,850,000 in 1997 from $3,700,000 in 1996. Non-interest expense was $3,543,000 in 1995. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 1997 was primarily attributable to an increase in salaries and employment benefits of $166,000 (7.7%), increases in occupancy expenses ($38,000 or 16.4%) and Federal Deposit insurance premiums ($18,000). These increases in 1997 were offset by a decrease of $20,000 in furniture and equipment expenses. The non-interest expense increased approximately 4.4% from 1995 to 1996 and was due primarily to increases in salaries and employees benefits, occupancy expenses, furniture and equipment expenses and securities losses with an offset from the decrease in Federal Deposit insurance premiums.

      Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

         The Company plans to adopt Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". The new statement which becomes effective for years beginning after December 15, 1997, requires a new financial statement that includes unrealized gains and losses on certain assets and liabilities. The statement will provide additional information but will not impact existing statements.

IMPACT OF INFLATION

      Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance since they impact both interest revenues and interest costs.

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1997


I.   Distribution of Assets, Liabilities and Stockholders' Equity:
     Interest Rate and Interest Differential

     The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

     The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

     In this Schedule "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expenses not due solely to volume or rate changes are included in the "change due to rate" category.

     Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $39,000, $42,000 and $34,000 for 1997, 1996 and
     1995, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans. In 1996 loan fees of $11,000 are included in real estate loan income and represent an adjustment of the yield on these loans.

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997


                                                                      IN THOUSANDS, EXCEPT INTEREST RATES
                                         ------------------------------------------------------------------------------------------
                                                      1997                            1996                   1997/1996 CHANGE
                                         -----------------------------   -----------------------------   --------------------------
                                          Average   Interest   Income/   Average     Interest  Income/   Due to   Due to
                                          Balance     Rate     Expense   Balance       Rate    Expense   Volume    Rate      Total
                                          -------   --------   -------   -------    ---------  -------   ------   ------     ------
Loans, net of unearned interest          $111,177     8.89 %     9,878    103,919      9.03 %    9,380    655      (157)       498

Investment securities - taxable            61,248     7.18       4,396     55,731      7.00      3,899    386       111        497
                                         --------    -----     -------   --------   -------    -------                      ------

Investment securities - tax exempt         22,113     5.34       1,180     23,994      5.41      1,299   (102)      (17)      (119)
Taxable equivalent adjustment                   -     2.75         608          -      2.79        669    (52)        -        (61)
                                         --------    -----     -------   --------   -------    -------                      ------
        Total tax-exempt investment
           securities                      22,113     8.09       1,788     23,994      8.20      1,968   (154)      (26)      (180)
                                         --------    -----     -------   --------   -------    -------                      ------

        Total investment securities        83,361     7.42       6,184     79,725      7.36      5,867    267        50        317
                                         --------    -----     -------   --------   -------    -------                      ------

Federal funds sold                          4,203     5.50         231      1,617      5.32         86    137         8        145

Interest-bearing deposits in banks            100     6.00           6        100      6.00          6      -         -          -
                                         --------    -----     -------   --------   -------    -------                      ------

        Total earning assets              198,841     8.20      16,299    185,361      8.28     15,339  1,116      (156)       960
                                         --------    -----     -------   --------   -------    -------                      ------

Cash and due from banks                     4,041                           4,243

Allowance for possible loan losses         (1,775)                         (1,567)

Bank premises and equipment                 2,314                           2,115

Other assets                                3,227                           3,156
                                         --------                        --------

        Total assets                     $206,648                         193,308
                                         ========                        ========


                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997






                                                                      IN THOUSANDS, EXCEPT INTEREST RATES
                                         ------------------------------------------------------------------------------------------
                                                      1997                            1996                   1997/1996 CHANGE
                                         -----------------------------   -----------------------------   --------------------------
                                          Average   Interest   Income/   Average     Interest  Income/   Due to   Due to
                                          Balance     Rate     Expense   Balance       Rate    Expense   Volume    Rate      Total
                                          -------   --------   -------   -------    ---------  -------   ------   ------     ------

     Deposits:

        Negotiable order of withdrawal
          accounts                        $ 19,309     2.47%      477    19,014      2.51%      478        7       (8)           (1)
        Money market demand accounts        10,276     2.92       300    10,249      2.82       289        1       10            11
        Other savings accounts              23,434     3.54       829    23,215      3.55       824        7       (2)            5
        Certificates of deposit,
          $100,000 and over                 30,437     5.67     1,726    26,938      5.71     1,538      200      (12)          188
        Certificates of deposit
          under $100,000                    55,676     5.58     3,105    50,493      5.64     2,847      292      (34)          258
        Individual retirement accounts       9,137     5.65       516     8,593      5.71       492       30       (6)           24
                                          --------    -----    ------   -------    ------    ------                          ------
             Total interest-bearing
               deposits                    148,269     4.69     6,953   138,502      4.67     6,468      456       29           485

     Demand                                 20,038        -         -   18,375          -         -                               -
                                          --------    -----    ------   -------    ------    ------                          ------
        Total deposits                     168,307     4.13     6,953   156,877      4.12     6,468      471       14           485
                                          --------    -----    ------   -------    ------    ------                          ------

     Federal funds purchased, securities
        sold under repurchase agreements
        and short-term debt                  4,149     3.09       128     4,304      3.04       131       (5)       2            (3)
                                          --------    -----    ------   -------    ------    ------                          ------

             Total deposits and
               borrowed funds              172,456     4.11     7,081   161,181      4.09     6,599      461       21           482
                                          --------    -----    ------   -------    ------    ------                          ------

     Other liabilities                       2,496                        2,311

     Stockholders' equity                   31,696                       29,816
                                          --------                      -------

        Total liabilities and
          stockholders' equity            $206,648                      193,308
                                          ========                      =======

     Net interest income                                        9,218                         8,740                             478
                                                               ======                        ======                          ======

     Net yield on earning assets                       4.64%                         4.72%
                                                      =====                        ======

     Net interest spread                               4.09%                         4.19%
                                                      =====                        ======

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997

                                                                      IN THOUSANDS, EXCEPT INTEREST RATES
                                         ----------------------------------------------------------------------------------------
                                                      1996                            1995                   1996/1995 CHANGE
                                         -----------------------------   -----------------------------   ------------------------
                                          Average   Interest   Income/   Average     Interest  Income/   Due to   Due to
                                          Balance     Rate     Expense   Balance       Rate    Expense   Volume    Rate    Total
                                          -------   --------   -------   -------    ---------  -------   ------   ------   ------

Loans, net of unearned interest          $103,919    9.03 %     9,380     96,773      9.10 %    8,802     650      (72)       578

Investment securities - taxable            55,731    7.00       3,899     55,221      6.72      3,712      34      153        187
                                         --------   -----      ------    -------    ------     ------                      ------

Investment securities - tax exempt         23,994    5.41       1,299     22,553      5.40      1,217      78        4         82
Taxable equivalent adjustment                   -    2.79         669          -      2.78        627      40        2         42
                                         --------   -----      ------    -------    ------     ------                      ------
        Total tax-exempt investment
           securities                      23,994    8.20       1,968     22,553      8.18      1,844     118        6        124
                                         --------   -----      ------    -------    ------     ------                      ------

        Total investment securities        79,725    7.36       5,867     77,774      7.14      5,556     139      172        311
                                         --------   -----      ------    -------    ------     ------                      ------

Federal funds sold                          1,617    5.32          86      2,653      5.88        156     (61)      (9)       (70)

Interest-bearing deposits in banks            100    6.00           6        100      5.00          5       -        1          1
                                         --------   -----      ------    -------    ------     ------                      ------

        Total earning assets              185,361    8.28      15,339    177,300      8.19     14,519     660      160        820
                                         --------   -----      ------    -------    ------     ------                      ------

Cash and due from banks                     4,243                          4,202

Allowance for possible loan losses         (1,567)                        (1,563)

Bank premises and equipment                 2,115                          1,677

Other assets                                3,156                          3,827
                                         --------                        -------

        Total assets                     $193,308                        185,443
                                         ========                        =======


                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997



                                                                      IN THOUSANDS, EXCEPT INTEREST RATES
                                         ----------------------------------------------------------------------------------------
                                                      1996                            1995                   1996/1995 CHANGE
                                         -----------------------------   -----------------------------   ------------------------
                                          Average   Interest   Income/   Average     Interest  Income/   Due to   Due to
                                          Balance     Rate     Expense   Balance       Rate    Expense   Volume    Rate    Total
                                          -------   --------   -------   -------    ---------  -------   ------   ------   ------
Deposits:
   Negotiable order of withdrawal
     accounts                            $ 19,014   2.51%        478      18,894    2.94%         556       4      (82)      (78)
   Money market demand accounts            10,249   2.82         289      11,816    3.22          380     (50)     (41)      (91)
   Other savings accounts                  23,215   3.55         824      21,805    3.65          795      51      (22)       29
   Certificates of deposit,
     $100,000 and over                     26,938   5.71       1,538      26,074    5.68        1,482      49        7        56
   Certificates of deposit
     under $100,000                        50,493   5.64       2,847      46,751    5.63        2,634     211        2       213
   Individual retirement accounts           8,593   5.71         492       8,275    5.53          458      18       16        34
                                         --------   ----       -----     -------    ----        -----                       ----
        Total interest-bearing
          deposits                        138,502   4.67       6,468     133,615    4.72        6,305     231      (68)      163

Demand                                     18,375      -           -      17,899       -            -                          -
                                         --------   ----       -----     -------    ----        -----                       ----
   Total deposits                         156,877   4.12       6,468     151,514    4.16        6,305     223      (60)      163
                                         --------   ----       -----     -------    ----        -----                       ----

Federal funds purchased, securities
   sold under repurchase agreements
   and short-term debt                      4,304   3.04         131       3,579    3.16          113      23       (5)       18
                                         --------   ----       -----     -------    ----        -----                       ----
        Total deposits and
          borrowed funds                  161,181   4.09       6,599     155,093    4.14        6,418     252      (71)      181
                                         --------   ----       -----     -------    ----        -----                       ----

Other liabilities                           2,311                          2,193

Stockholders' equity                       29,816                         28,157
                                         --------                        -------

   Total liabilities and
     stockholders' equity                $193,308                        185,443
                                         ========                        =======

Net interest income                                            8,740                            8,101                        639
                                                               =====                            =====                       ====
Net yield on earning assets                         4.72%                           4.57%
                                                    ====                            ====
Net interest spread                                 4.19%                           4.05%
                                                    ====                            ====

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997

II.  Investment Portfolio

     A.   Securities at December 31, 1997 consist of the following:

                                                      SECURITIES HELD-TO-MATURITY
                                         -----------------------------------------------------
                                                             (In Thousands)
                                                           Gross          Gross     Estimated
                                         Amortized       Unrealized    Unrealized     Market
                                           Cost            Gains         Losses       Value
                                         ---------       ----------    ----------   ----------
U.S. Treasury and other
    government agencies
    and corporations                     $21,094             419            23       21,490
Obligations of state and
    political subdivisions                22,399             732            14       23,117
Corporate and
    other securities                         761              19             1          779
Mortgage-backed
    securities                             2,241               -            43        2,198
                                         -------           -----            --       ------
                                         $46,495           1,170            81       47,584
                                         =======           =====            ==       ======



                                                    SECURITIES AVAILABLE-FOR-SALE
                                         -----------------------------------------------------
                                                             (In Thousands)
                                                           Gross          Gross     Estimated
                                         Amortized       Unrealized    Unrealized     Market
                                           Cost            Gains         Losses       Value
                                         ---------       ----------    ----------   ----------

U.S. Treasury and other
    government agencies
    and corporations                     $39,506             371            17       39,860
Obligations of state and
    political subdivisions                 1,515              55             -        1,570
Corporate and
    other securities                         762               -             -          762
Mortgage-backed
    securities                             1,730               -            54        1,676
                                         -------             ---            --       ------
                                         $43,513             426            71       43,868
                                         =======             ===            ==       ======

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997


II.       Investment Portfolio, Continued

          A.     Continued:

                 Securities at December 31, 1996 consist of the following:

                                                      SECURITIES HELD-TO-MATURITY
                                         -----------------------------------------------------
                                                             (In Thousands)
                                                           Gross          Gross     Estimated
                                         Amortized       Unrealized    Unrealized     Market
                                           Cost            Gains         Losses       Value
                                         ---------       ----------    ----------   ----------

U.S. Treasury and other
    government agencies
    and corporations                     $29,765             397            44       30,118
Obligations of state and
    political subdivisions                21,101             493            59       21,535
Corporate and
    other securities                       1,416              29             7        1,438
Mortgage-backed
    securities                             2,239               -            98        2,141
                                         -------             ---           ---       ------
                                         $54,521             919           208       55,232
                                         =======             ===           ===       ======

                                                    SECURITIES AVAILABLE-FOR-SALE
                                         -----------------------------------------------------
                                                             (In Thousands)
                                                           Gross          Gross     Estimated
                                         Amortized       Unrealized    Unrealized     Market
                                           Cost            Gains         Losses       Value
                                         ---------       ----------    ----------   ----------
U.S. Treasury and other
    government agencies
    and corporations                     $20,161              23           156       20,028
Obligations of state and
    political subdivisions                 1,547              30            10        1,567
Corporate and
    other securities                         717               -             -          717
Mortgage-backed
    securities                             2,043               1            68        1,976
                                         -------             ---           ---       ------
                                         $24,468              54           234       24,288
                                         =======             ===           ===       ======

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997


II.       Investment Portfolio, Continued

          B. The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 1997.

                                                                                    Estimated          Weighted
                                                          Amortized                   Market            Average
Held-To-Maturity Securities                                  Cost                     Value             Yields
---------------------------                             -------------             ---------------     ----------
                                                                                   (In Thousands)

Obligations of U.S. Treasury and
   other U.S. Government agencies
   and corporations, including
   mortgage-backed securities:
     Less than one year                                      $ 2,005                     1,999           5.9%
     One to five years                                         6,896                     6,918           5.9
     Five to ten years                                        12,234                    12,506           7.6
     More than ten years                                       2,200                     2,265           7.9
                                                             -------                    ------         -----
        Total securities of
          U.S. Treasury and other
          U.S. Government agencies
          and corporations                                    23,335                    23,688           7.0
                                                             -------                    ------         -----
Obligations of states and
   political subdivisions*:
     Less than one year                                        1,899                     1,914           8.6
     One to five years                                         8,059                     8,258           9.2
     Five to ten years                                         7,092                     7,418           8.4
     More than ten years                                       5,349                     5,527           7.8
                                                             -------                    ------         -----
        Total obligations of states
          and political subdivisions                          22,399                    23,117           8.5
                                                             -------                    ------         -----

Other:
   Corporate and other securities                                761                       779           7.3
                                                             -------                    ------         -----
        Total held-to-maturity
          securities                                         $46,495                    47,584           7.7%
                                                             =======                    ======         =====

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997


II.       Investment Portfolio, Continued

          B.     Continued


                                                                                    Estimated          Weighted
                                                          Amortized                   Market            Average
Available-For-Sale Securities                                Cost                     Value             Yields
-----------------------------                           -------------             ---------------     ----------
                                                                                   (In Thousands)

Obligations of U.S. Treasury and
   other U.S. Government agencies
   and corporations, including
   mortgage-backed securities:
     Less than one year                                      $   102                       102           5.6%
     One to five years                                         2,452                     2,449           6.1
     Five to ten years                                        29,863                    30,151           7.1
     More than ten years                                       8,819                     8,834           7.2
                                                             -------                    ------         -----
        Total securities of
          U.S. Treasury and other
          U.S. Government agencies
          and corporations                                    41,236                    41,536           7.0
                                                             -------                    ------         -----
Obligations of states and
  political subdivisions*:
     Less than one year                                            -                         -             -
     One to five years                                           185                       187           9.9
     Five to ten years                                           766                       799           7.7
     More than ten years                                         564                       584           7.9
                                                             -------                    ------         -----
        Total obligations of states
          and political subdivisions                           1,515                     1,570           8.0
                                                             -------                    ------         -----
Other:

   Federal Home Loan Bank stock                                  671                       671           6.7
   Federal Reserve Bank stock                                     91                        91             -
                                                             -------                    ------         -----
        Total available-for-sale
          securities                                         $43,513                    43,868           7.1%
                                                             =======                    ======         =====

          * Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997


III.      Loan Portfolio:

          A.     Loan Types

                 The following schedule details the loans of the Company at December 31, 1997 and 1996.

                                                 In Thousands
                                           ----------------------
                                             1997          1996
                                           -------        -------
Commercial, financial and agricultural     $  28,833       30,232

Real estate - construction                     2,405        2,224

Real estate - mortgage                        77,393       74,290

Consumer                                       2,842        2,918
                                           ---------     --------
   Total loans                               111,473      109,664

Less unearned interest                             -            -
                                           ---------     --------
   Total loans, net of unearned interest     111,473      109,664

Less allowance for possible loan losses       (1,314)      (1,724)
                                           ---------     --------

   Net loans                               $ 110,159      107,940
                                           =========     ========

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997

III. Loan Portfolio, Continued:

     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1997.


                                       1 Year to
                            Less Than  Less Than   After 5
                             1 Year *   5 Years     Years    Total
                            ---------  ---------   -------   -----
Maturity Distribution:

    Commercial, financial
       and agricultural      $16,395    11,735       703    28,833

    Real estate -
       construction            2,405         -         -     2,405
                             -------    ------       ---    ------
                             $18,800    11,735       703    31,238
                             =======    ======       ===    ======

Interest-Rate Sensitivity:

    Fixed interest rates     $13,556     6,511       155    20,222

    Floating or adjustable
       interest rates          5,244     5,224       548    11,016
                             -------    ------       ---    ------
       Total commercial,
         financial and
         agricultural
         loans and
         real estate -
         construction
         loans               $18,800    11,735       703    31,238
                             =======    ======       ===    ======

* Includes demand loans, bankers acceptances, commercial paper and overdrafts.

                         FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1997



III.      Loan Portfolio, Continued

          C.     Risk Elements

                 The following schedule details selected information as to non-performing loans of the Company at December 31, 1997 and 1996.

                                                   In Thousands
                                               -----------------------
                                                 1997           1996
                                               ---------     ---------
Non-accrual loans:

    Commercial, financial and agricultural     $      -              -
    Real estate - construction                        -              -
    Real estate - mortgage                            -              -
    Consumer                                          -              -
    Lease financing receivable                        -              -
                                               --------      ---------
       Total non-accrual                       $      -              -
                                               ========      =========

Loans 90 days past due:

    Commercial, financial and agricultural     $    101              1
    Real estate - construction                        -              -
    Real estate - mortgage                          152              -
    Consumer                                          2              -
    Lease financing receivable                        -              -
                                               --------      ---------
       Total loans 90 days past due            $    255              1
                                               ========      =========
Renegotiated loans:

    Commercial, financial and agricultural     $      -              -
    Real estate - construction                        -              -
    Real estate - mortgage                            -              -
    Consumer                                          -              -
    Lease financing receivable                        -              -
                                               --------      ---------
       Total renegotiated loans past due       $      -              -
                                               ========      =========

Loans current - considered uncollectible       $      -              -
                                               ========      =========

       Total non-performing loans              $    255              1
                                               ========      =========

       Total loans, net of unearned interest   $111,473        109,664
                                               ========      =========
       Percent of total loans outstanding,
         net of unearned interest                  0.23%             -%
                                               ========      =========
Other real estate                              $     11             69
                                               ========      =========

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997


III. Loan Portfolio, Continued:

     C.  Risk Elements, Continued:

         The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 1997 and 1996.

         At December 31, 1997, loans totaling $6,015,000 were included in the Company's internal classified loan list. Of these loans, $1,302,000 are real estate, $4,658,000 are commercial and $55,000 are consumer. The collateral valuations received by management securing these loans total approximately $9,339,000, ($1,952,000 related to real estate, $7,377,000 related to commercial and $10,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         At December 31, 1997 and 1996, there were loans to customers in the nursery industry totaling approximately $10,737,000 and $11,287,000, respectively, which represents an industry concentration of approximately 10% of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

         At December 31, 1997, other real estate totaled $11,000 and consisted of one commercial property. The balance at December 31, 1997 decreased from December 31, 1996 by $58,000 due to the sale of two properties during 1997. Management is attempting to sell the property included in other real estate at December 31, 1997 and no loss is anticipated thereon.

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997



III. Loan Portfolio, Continued:

     D.  Other Interest-Bearing Assets

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997


IV.  Summary of Loan Loss Experience

     The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1997 and 1996 and the years then ended.

                                                                                      In Thousands Except Percentages
                                                                                      -------------------------------
                                                                                           1997             1996
                                                                                      -------------    --------------
     Allowance for possible loan losses at beginning of period                        $      1,724             1,562
                                                                                      ------------     -------------
     Less:  net loan charge-offs:
         Charge-offs:
           Commercial, financial and agricultural                                             (600)                -
           Real estate - construction                                                            -                 -
           Real estate - mortgage                                                                -               (55)
           Consumer                                                                            (60)              (43)
           Lease financing                                                                       -                 -
                                                                                      ------------     -------------
                                                                                              (660)              (98)
                                                                                      ------------     -------------
         Recoveries:
           Commercial, financial and agricultural                                                -                15
           Real estate - construction                                                            -                 -
           Real estate - mortgage                                                                -                25
           Consumer                                                                              -                70
           Lease financing                                                                      30                 -
                                                                                      ------------     -------------
                                                                                                30               110
                                                                                      ------------     -------------
             Net loan recoveries (charge-offs)                                                (630)               12
                                                                                      ------------     -------------

     Provision for possible loan losses charged to expense                                     220               150
                                                                                      ------------     -------------

     Allowance for possible loan losses at end of period                              $      1,314             1,724
                                                                                      ============     =============

     Total loans, net of unearned interest, at end of year                            $    111,473           109,664
                                                                                      ============     =============
     Average total loans outstanding,
       net of unearned interest, during year                                          $    111,177           103,919
                                                                                      ============     =============
     Net charge-offs (recoveries) as a percentage of
       average total loans outstanding, net of unearned
      interest, during year                                                                   0.57 %           (0.01)%
                                                                                      ============     =============
     Ending allowance for possible loan losses as a
       percentage of total loans outstanding
       net of unearned interest, at end of year                                               1.18 %            1.57 %
                                                                                      ============     =============

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997


IV.  Summary of Loan Loss Experience, Continued

     The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

     Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

     The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.



     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                    December 31, 1997                          December 31, 1996
                                               --------------------------                  -------------------------
                                                                 Percent                                  Percent
                                                                 of Loans                                 of Loans
                                                                 In Each                                   In Each
                                                                 Category                                 Category
                                                    In           To Total                        In       To Total
                                                Thousands         Loans                      Thousands      Loans
                                               -----------      ---------                  ------------  -----------
     Commercial, financial
       and agricultural                           $1,033            26 %                    $1,410           28 %
     Real estate - construction                        -             2                           1            2
     Real estate - mortgage                          223            69                         250           68
     Consumer                                         58             3                          63            2
                                                  ------           ---                      ------          ---
                                                  $1,314           100 %                    $1,724          100 %
                                                  ======           ===                      ======          ===

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997



V.   Deposits

The average amounts and average interest rates for deposits for 1997 and 1996 are detailed in the following schedule:


                                                            1997                           1996
                                               --------------------------       -------------------------
                                                 Average                          Average
                                                 Balance                          Balance
                                               ------------      Average        ------------     Average
                                               In Thousands        Rate         In Thousands       Rate
                                               ------------     ---------       ------------     --------
     Non-interest bearing deposits             $  20,038             - %           18,375            - %
     Negotiable order of withdrawal
       accounts                                   19,309          2.47 %           19,014         2.51 %
     Money market demand accounts                 10,276          2.92 %           10,249         2.82 %
     Other savings accounts                       23,434          3.54 %           23,215         3.55 %
     Certificates of deposit $100,000
       and over                                   30,437          5.67 %           26,938         5.71 %
     Certificates of deposit under
       $100,000                                   55,676          5.58 %           50,493         5.64 %
     Individual retirement savings
       accounts                                    9,137          5.65 %            8,593         5.71 %
                                               ---------          ----           --------         ----

                                               $ 168,307          4.13 %         $156,877         4.12 %
                                               =========          ====           ========         ====

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1997.


                                                                            In Thousands
                                                              ---------------------------------------
                                                              Certificates      Individual
                                                                  of            Retirement
                                                                Deposit           Accounts     Total
                                                              ------------     -----------    -------
     Less than three months                                   $  7,663              586        8,249

     Three to six months                                         8,741              255        8,996

     Six to twelve months                                       10,552              228       10,780

     More than twelve months                                     4,722              890        5,612
                                                              --------           ------       ------
                                                              $ 31,678            1,959       33,637
                                                              ========           ======       ======



In addition, approximately $668,000 of other time deposits of $100,000 and over are included in "other savings deposits," which are passbook accounts with a 90-day maturity.

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997



VI.  Return on Equity and Assets

The following schedule details selected key ratios of the Company at December 31, 1997, 1996, and 1995.


                                                                  1997            1996          1995
                                                                 -----           ------        -----
     Return on assets                                             1.73%            1.78%        1.67%
         (Net income divided by average total assets)

     Return on equity                                            11.30%           11.55%       11.03%
         (Net income divided by average equity)

     Dividend payout ratio                                       37.43%           37.85%       40.04%
         (Dividends declared per share divided
         by net income per share)

     Equity to assets ratio                                      15.34%           15.42%       15.18%
         (Average equity divided by average
         total assets)

     Leverage capital ratio                                      15.22%           15.34%       15.08%
         (Equity divided by fourth quarter
         average total assets, excluding the
         net unrealized gain or loss on available-
         for-sale securities)



The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

                        FIRST MCMINNVILLE CORPORATION

                                 FORM 10-KSB

                              December 31, 1997



VI.  Return on Equity and Assets, Continued

     The following schedule details the Company's risk-based capital at December 31, 1997 (excluding the net unrealized gain on available-for-sale securities which is shown as an addition to stockholders' equity in the consolidated financial statements.)



                                                                                         In Thousands
                                                                                         ------------
     Tier I capital:
         Stockholders' equity, excluding the net
           unrealized gain on available-for-sale
           securities                                                                     $ 32,337

     Total risk-based capital:
         Allowable allowance for loan losses
           (limited to 1.25% of risk-weighted
           assets)                                                                           1,179
                                                                                          --------

             Total capital                                                                $ 33,516
                                                                                          ========

     Risk-weighted assets                                                                 $115,800
                                                                                          ========
     Risk-based capital ratios:
         Tier I capital ratio                                                                27.92%
                                                                                          ========

         Total risk-based capital ratio                                                      28.94%
                                                                                          ========

     The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1997, the Company and its subsidiary bank were in compliance with these requirements.

                         FIRST MCMINNVILLE CORPORATION

                                  Form 10-KSB

                               December 31, 1997


VI. Return on Equity and Assets, Continued

    The following schedule details the Company's interest rate sensitivity at December 31, 1997:




     (In Thousands)                                                  Repricing Within
                                       -----------------------------------------------------------------------------
                                          Total       0-30 Days    31-90 Days 91-180 Days  181-365 Days  Over 1 Year
                                       ----------    ---------    ---------  ----------   ------------  ------------
Earning assets:
       Loans, net of unearned interest   $ 111,473      19,927       6,539       8,231      11,832         64,944
       Securities                           90,363       2,696       2,432       3,418       5,089         76,728
       Interest-bearing deposits                 -           -           -           -           -              -
            in financial institutions          100           -           -           -         100              -
       Federal funds sold                    2,650       2,650           -           -           -              -
                                         ---------     -------     -------     -------     -------        -------
              Total earning assets         204,586      25,273       8,971      11,649      17,021        141,672
                                         ---------     -------     -------     -------     -------        -------

Interest-bearing liabilities:
       Negotiable order of
          withdrawal accounts               19,479      19,479           -           -           -              -
       Money market demand
          accounts                          10,449      10,449           -           -           -              -
       Savings deposits                     23,713      23,713           -           -           -              -
       Certificates of deposit,
          $100,000 and over                 31,678       2,657       5,006       8,741      10,552          4,722
       Certificates of deposit,
          under $100,000                    56,674       5,284      10,228      12,788      19,713          8,661
       Individual retirement
          accounts                           9,657       1,479         700       1,328       2,467          3,683
       Securities sold under
          repurchase agreements              4,350       4,350           -           -           -              -
                                         ---------     -------     -------     -------     -------        -------
            Total interest bearing
              liabilities                  156,000      67,411      15,934      22,857      32,732         17,066
                                         ---------     -------     -------     -------     -------        -------

Interest-sensitivity gap                 $  48,586     (42,138)     (6,963)    (11,208)    (15,711)       124,606
                                         =========     =======     =======     =======     =======        =======

Cumulative gap                                         (42,138)    (49,101)    (60,309)    (76,020)        48,586
                                                       =======     =======     =======     =======        =======

Interest-sensitivity gap
            as % of total assets                        (19.80)%     (3.27)%     (5.27)%     (7.38)%        58.56%
                                                       =======     =======     =======     =======        =======

Cumulative gap as % of
            total assets                                (19.80)%    (23.07)%    (28.34)%    (35.72)%        22.84%
                                                       =======     =======     =======     =======        =======



    The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

                      SELECTED FINANCIAL DATA (UNAUDITED)


     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for the Company for each of the five years ended December 31, 1997.

                                                   IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                                                           Year Ended December 31,
                                            -------------------------------------------------------
                                               1997         1996       1995     1994         1993
                                            ---------     -------    -------   --------    --------
Interest income                             $  15,691      14,670     13,892     12,528      12,113
Interest expense                                7,081       6,599      6,418      4,844       4,534
                                            ---------     -------   --------   --------     -------
       Net interest income                      8,610       8,071      7,474      7,684       7,579

Provision for possible loan losses                220         150        160        240         240
                                            ---------     -------   --------   --------     -------
Net interest income after provision
  for possible loan losses                      8,390       7,921      7,314      7,444       7,339
Non-interest income                               618         659        634        574         655
Non-interest expense                           (3,850)     (3,700)    (3,543     (3,738)     (3,604)
                                            ---------     -------   --------   --------     -------
       Earnings before income taxes
       and cumulative effect of
       change in accounting principle           5,158       4,880      4,405      4,280       4,390

Income taxes                                    1,577       1,436      1,299      1,203       1,225
Cumulative effect of change in
   accounting for income taxes                      -           -          -          -          22
                                            ---------     -------   --------   --------     -------
       Net earnings                         $   3,581       3,444      3,106      3,077       3,187
                                            =========     =======   ========   ========     =======

Cash dividends declared                     $   1,341       1,294      1,240      1,191       1,085
                                            =========     =======   ========   ========     =======

Total assets - end of year                  $ 212,765     195,732    190,663    180,486     170,913
                                            =========     =======   ========   ========     =======

Stockholders' equity - end of year          $  32,557      30,025     28,889     26,452      25,240
                                            =========     =======   ========   ========     =======

Per share information:

       Basic earnings per common share*     $    6.68        6.34       5.62       5.55        5.72
                                            =========     =======   ========   ========     =======

       Diluted earnings per common share*   $    6.67        6.34       5.62       5.55        5.72
                                            =========     =======   ========   ========     =======

       Dividends per share*                 $    2.50        2.40       2.25       2.15        1.95
                                            =========     =======   ========   ========     =======

       Book value per share end of year*    $   60.73       55.94      52.41      45.64       45.42
                                            =========     =======   ========   ========     =======

       Ratios:

          Return on average
            stockholders' equity                11.30%      11.55%     11.03%     11.57%      12.87%
                                            =========     =======   ========   ========     =======
          Return on average assets               1.73%       1.78%      1.67%      1.73%       1.89%
                                            =========     =======   ========   ========     =======
          Stockholders' equity to assets        15.30%      15.34%     15.15%     14.66%      14.77%
                                            =========     =======   ========   ========     =======

* Per share data has been retroactively restated to reflect a two-for-one stock split on October 1, 1994.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this part of the Report.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Company and subsidiary (commencing at page F-1) are included in this Report:

         -        Independent Auditors' Report;

         -        Consolidated Balance Sheets - December 31, 1997 and 1996;

         - Consolidated Statements of Earnings - Three years ended December 31, 1997;

         - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1997;

         - Consolidated Statements of Cash Flows - Three years ended December 31, 1997; and all

         -        Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10.          DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT.

(A)               IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS.

         The following tables identify, as of February 20, 1998, the names and ages of the directors and executive officers of the Company, the year first elected, and their respective business experience during the past five years. Directors are elected to serve three year terms and until their successors have been elected and duly qualified. Those persons named under "Class II" are being nominated for three year terms to the Board of Directors for consideration at the 1998 Annual Meeting of Stockholders of the Company. The following is a list of the names and ages of the executive officers of the Company and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons except as disclosed elsewhere in this Annual Report on Form 10-K.

                           DIRECTORS OF THE REGISTRANT

                                                 PREVIOUS FIVE YEARS BUSINESS                           DIRECTOR
    NAME (AGE)                                            EXPERIENCE                                      SINCE
-----------------------       ----------------------------------------------------------------          --------
                              CLASS I - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 2000):
Paul O. Barnes (64)                 Chairman and CEO,                                                     1984
                                    B & P Lamp Supply Co., Inc.

Henry N. Boyd (81)                  Chief Executive Officer,                                              1984
                                    Boyd Bros. Nursery.

Dean I. Gillespie (64)              President,                                                            1984
                                    Bridge Builders, Inc.

                              CLASS II - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1998):

J. G. Brock (42)                    Owner,                                                                1993
                                    Brock Construction Company.

G. B. Greene (58)                   President,                                                            1984
                                    Womack Printing Co., Inc.

Robert W. Jones (69)                Chairman, First McMinnville                                           1984
                                    Corporation, 1989 - present;
                                    Chairman, The First National Bank,
                                    1981 - present; Chief Executive Officer,
                                    The First National Bank, 1976 - 1993.

                             CLASS III - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1999):

Charles C. Jacobs (59)              President and Chief Executive Officer, First                          1985
                                    McMinnville Corporation, January 1994 - present;
                                    President and Chief Executive Officer, The
                                    First National Bank, January 1994 -
                                    present; President, The First National
                                    Bank, 1988-1994.

J. Douglas Milner (51)              General Manager and Vice President,                                   1995
                                    Middle Tennessee Dr. Pepper Bottling Company.

John J. Savage, Jr. (76)            Retired; Secretary of Board of Directors                              1984
                                    Executive Vice President and Trust Officer,
                                    The First National Bank through September 1986.

C. M. Stanley (62)                  President,                                                            1984
                                    Burroughs-Ross-Colville, Co.

W. B. Whitson (82)                  Chairman,                                                             1984
                                    Burroughs-Ross-Colville, Co.

         IDENTIFICATION OF EXECUTIVE OFFICERS.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                                   Age                           Office and Business Experience
--------------------                       -----                   ------------------------------------------------------------
Charles C. Jacobs                           59                     President and Chief Executive Officer, First McMinnville
                                                                   Corporation, January 1994 - present; President and Chief
                                                                   Executive Officer, First National Bank, January 1994 -
                                                                   present; President, First National Bank, 1988 - 1994.

Diane Bogle                                 50                     Senior Vice President, First McMinnville Corporation, 1995
                                                                   - present; Senior Vice President, First National Bank, 1995
                                                                   - present; Vice President, First National Bank, 1988 - 1995.

Lester K. Cowell                            61                     Senior Vice President, First McMinnville Corporation,
                                                                   and Senior Vice President of First National Bank, 1991
                                                                   - present.

Kenny D. Neal                               46                     Senior Vice President and Treasurer of First McMinnville
                                                                   Corporation, 1994 - present; Senior Vice President and
                                                                   Cashier, First National Bank, 1990 - present.

C. P. Whisenhunt                            52                     Senior Vice President, First McMinnville Corporation, 1993
                                                                   - present; Senior Vice President,  First National Bank, 1993
                                                                   - present.

         The executive officers were elected by, and they serve at the pleasure of, the Board of Directors.

(B)      IDENTIFICATION OF SIGNIFICANT EMPLOYEES

                  Significant employees are identified in the preceding section under the caption "Identification of Executive Officers."

(C)      FAMILY RELATIONSHIPS.

                  There is no family relationship between any of the above officers or between any officer, director or nominee for director, except that Mr. Henry Boyd is the uncle by marriage of Mr. G. B. Greene, and Mr. G. B. Greene is the brother of Bank Assistant Vice President Fred Greene.

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

                  None.

(E)      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  The Company is not registered pursuant to Section 12 of the Exchange Act, is not a closed-end investment company registered under the Investment Company Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly, the Company is not subject to Section 16(a) of the Exchange Act.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid or accrued by the Registrant during the most recent three fiscal years ended December 31, 1997, 1996, and 1995 for (i) the Chief Executive Officer of the Registrant and (ii) each of the other executive officers of the Registrant whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                             EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

      There were no changes in the Company's chief executive during the last fiscal year. The following table sets forth the compensation of the Company's Chief Executive Officer for 1997 and the other four most highly compensated executive officers as of December 31, 1997 (if their total annual salary and bonus equaled or exceeded $100,000). The figures below include all compensation paid for all services to the Company for that fiscal year.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                              Long-Term Compensation
                               -----------------------------------------------------------------------------------------------------
                                                                                   Awards                         Payouts
                                                                        ---------------------------   ------------------------------
                                                                                         Securities
                                                          Other           Restricted     Underlying
Name and Principal                                        Annual        Stock Award(s)  Options/SARs     LTIP       All Other
Position                Year   Salary($)  Bonus($)  Compensation($)(1)        ($)          (#)(2)     Payouts($)  Compensation($)(3)
------------------------------------------------------------------------------------------------------------------------------------
Charles C. Jacobs,      1997   $124,000   $18,600        $11,288             N/A           3,500       $  -0-        $15,686
President/CEO           1996    114,000    17,100         11,288             N/A             -0-          -0-         17,034
                        1995    104,000    15,600          8,688             N/A             -0-          -0-         13,156

                       NOTES TO SUMMARY COMPENSATION TABLE

         (1) This amount includes Director's fees and insurance premiums.

         (2) The amounts in this column reflect the number of unexercised options granted to the named person(s) in the year(s) indicated.

         (3) This amount represents the Company's contribution to the Company's 401(k) plan on behalf of the named executive(s) together with the estimated contribution for the named person in respect of the Company's defined benefit (pension) plan described in this Report.

                                       ***


STOCK OPTION GRANTS

         The Company granted 1,500 stock options to the Directors, which included each of the executive officer(s) named in the Summary Compensation Table, and 2,000 options to the named officer in his capacity as such. (As noted previously, all per share data have been adjusted to reflect the two-for-one stock split that occurred on October 1, 1994.) Of these, 500 shares granted to the named person as a Director became exercisable on May 13, 1997; and the remaining two thirds are exercisable over the following two years. The shares granted to the named person as an officer are exercisable ten percent (10%) per year commencing on May 13, 1998, pursuant to certain terms and subject to certain specified limitations. All options granted in 1997 were granted at the then estimated fair market value of $58.15 per share at the date of grant. The Company has granted no stock appreciation rights to the executive officer(s) named in the Summary Compensation Table.

1997 STOCK EXERCISES

         The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

                     OPTIONS/SARS GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------------------------
                         NUMBER OF         PERCENTAGE OF TOTAL
                        SECURITIES            OPTIONS/SARS           EXERCISE OR
                        UNDERLYING             GRANTED TO             BASE PRICE
                       OPTIONS/SARS        EMPLOYEES IN FISCAL       (DOLLARS PER     EXPIRATION        POTENTIAL
NAME                       (#)                    YEAR                   SHARE)          DATE            VALUE(2)
-----------------------------------------------------------------------------------------------------------------
Charles C. Jacobs         3,500(1)               14.3%(1)               $58.15         5-13-2007         $30,800
-----------------------------------------------------------------------------------------------------------------


                             NOTE TO PRECEDING TABLE

         (1) The Company granted 1,500 options to this person as a Director. This number represented 9.1% of the options granted to the Directors in 1997. The grant to the named person as an officer was 2,000 shares, which represented 8.2% of all options granted to employees.

         (2) The value of the stock options granted is based upon the minimum value method as permitted in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Under the minimum value method, the volatility is assumed to approach zero and is appropriate in situations in which there is no established public trading market for the stock.
These assumptions are included pursuant to 17 C.F.R. ss.229.402(c).

                                       ***


1997 STOCK EXERCISES

         The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR END OPTION/SAR VALUES(1)

------------------------------------------------------------------------------------------------------------------------
                                                                               Securities
                                                                                Underlying                Value of
                                                                               Unexercised           Unexercised in-the-
                                                                               Options/SARs                 Money
                                                                            At Fiscal Year End       Options/SARs At
                                                                                   (#)               Fiscal Year End ($)
                                                                            ------------------       ------------------
                         Shares Acquired on      Value Realized on            Exercisable/             Exercisable/
Name and Title              Exercise (#)            Exercise ($)            Nonexerciseable(2)       Nonexerciseable(2)
------------------------------------------------------------------------------------------------------------------------
Charles C. Jacobs                    -0-                     $-0-                500/3,000             $930/$5,580
President/CEO
------------------------------------------------------------------------------------------------------------------------

                            NOTES TO PRECEDING TABLE

         (1) Unless otherwise expressly stated, all per share data in this Report have been adjusted to reflect the two-for-one stock split that became effective on October 1, 1994.

         (2) This amount represents the difference between the estimated market price on February 1, 1998 of approximately $60.01 per share and the respective exercise price(s) of the options at the date(s) of grant. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock.

                                       ***


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Board of Directors has appointed a Compensation Committee, which is comprised of three members. The Committee makes recommendations to the full Board of Directors as to the compensation for executive officers, including the Chief Executive Officer, as well as to compensation for other officers and employees. The principal component of executive officer compensation is salary, with secondary reliance on bonuses, stock option incentives, and other types of long-term benefits such as participation in the Company's 401(k) plan and in the Company's defined benefit ("pension") plan. The Committee utilizes information concerning the performance of the Company as compared to its peer group and in achieving its established goals in evaluating the overall performance of its employees, including the Chief Executive Officer. The Committee takes a long-term, as opposed to a short-term, view of compensation and overall results of operations. The Company compares, among other factors, the Bank's performance compared to other similarly situated commercial banks, with primary emphasis given to banks located in Tennessee. Important factors include return on average assets, return on equity, asset quality, comparisons of executive compensation at other comparable institutions, and similar objective criteria. Both overall profitability and increased earnings per share figured into, but were not the exclusive criteria, in the Committee's recommendation. Other factors included length and quality of service to the Bank and to the Community, demonstrated leadership ability, the apparent trends evident in the Bank's results of operations, and a variety of other subjective and objective factors. The Committee was generally pleased with the performance of the Company compared both to its peer group and to its goals. Accordingly the Committee recommended, and the Board of Directors approved in all material respects the levels of compensation recommended by the Committee. In addition, the Committee considered the historical profitability, competitiveness, and perceived prospects in arriving at this recommendation, as well as in concurring in the stock option grants described elsewhere in this Report.

         The foregoing report has been furnished by the members of the Compensation Committee:

                                    Robert W. Jones
                                    G. B. Greene
                                    Carl M. Stanley


BENEFITS

         In April 1997, the stockholders of the Company approved the 1997 First McMinnville Corporation Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 57,500 shares of common stock, to employees, nonemployee directors and advisors of the Company, of which 1,500 were specified in the Stock Option Plan to be granted to each then-current Director of the Company.

         Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of common stock on the grant date.

         The Stock Option Committee designated by the Board administers the Stock Option Plan. The Stock Option Plan may be terminated at any time by the Board of Directors. Options granted under the Stock Option Plan are exercisable as determined by the Board of Directors and generally are expected to vest approximately 10% per year over a ten year period and expire after ten years, although this period may be shortened by the Board of Directors. According to the plan, however, the options granted to the Directors in 1997 vested one-third per year commencing on May 13, 1997. The Stock Option Plan provides that options must be exercised no later than ten years after being granted (five years in the case of incentive Stock Options granted to an employee who owns more than 10% of the voting power of all stock).

         The Stock Option Plan provides that the Board of Directors shall approve the exercise price of options on the date of grant, which for incentive stock options cannot be less than the fair market value of the Common Stock on that date (110% of the fair market value for Incentive Stock Options granted to any employee who owns more than 10% of the voting stock). The number of shares which may be issued under the Stock Option Plan and the exercise prices for outstanding options are subject to adjustment in the event that the number of outstanding shares of Common Stock are changed by reason of stock splits, stock dividends, reclassifications or recapitalizations. In addition, upon a merger or consolidation involving the Company, participants may be entitled to shares in the surviving corporation upon the terms set forth in the Stock Option Plan.

         Options granted under the Stock Option Plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement.

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

         A plan participant has a vested benefit equal to a percentage of his or her accrued benefit based on the length of his or her service, beginning at 20% after three years of service and increasing 20% per year for the next four years, with a participant fully vested at the end of year seven. Mr. Jacobs has 30 years of credited service under the Plan with current compensation covered by the Plan of $149,691, and the estimated amount of the Company's 1997 contribution for Mr. Jacobs was $11,408, as is reflected in the Summary Compensation Table appearing elsewhere in this Report. Mr. Jacobs' anticipated monthly benefit at retirement based on 35 years of service is $5,546.05.

         The following table sets forth the estimated annual retirement benefits on a straight life annuity basis to participating employees, including the Named Executive Officer, for designated years of service and remuneration levels.

                                                  Years of Service
                                                  ----------------
Remuneration                    15               20                25                30               35
$100,000                     $21,525          $28,700           $35,875         $ 43,051          $ 50,225

 125,000                      27,150           36,200            45,250           54,301            63,350

 150,000                      32,775           43,700            54,625           65,551            76,475

 175,000                      38,400           51,200            64,000           76,801            89,600

 200,000                      44,025           58,700            73,375           88,051           102,725

 225,000                      49,650           66,200            82,750           99,301           115,850

 250,000                      55,275           73,700            92,125          110,551           128,975

 300,000                      66,525           88,700           110,875          133,051           155,226

 400,000                      89,025          118,700           148,375          178,051           207,726

 450,000                     100,275          133,700           167,125          200,551           233,976

 500,000                     111,525          148,700           185,875          223,051           260,226

         Effective March 24, 1986, the Plan was amended by including, for purposes of calculating a participant's compensation under the Plan, any and all bonuses paid to the participant during the plan year. Please refer to Note 9 of the Consolidated Financial Statements for additional information.

         The Company also offers a 401(k) profit-sharing plan for eligible employees, which was adopted in 1988. To be eligible, an employee must have obtained the age of 21 and she or he must have completed one year of services. The provisions of this plan provide for both employer and employee contributions. In 1997, the Company contributed approximately $45,000 to the plan, as compared to $41,000 in 1996 and $43,000 in 1995. Please refer to Note 9 of the Consolidated Financial Statements for additional information.

         Director Compensation. Directors of the Bank receive $800 for each meeting of the full Board of Directors attended plus $200 for each committee meeting attended. However, attendance at the December meeting is not required for a Director to receive Board fees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company is authorized to issue 5,000,000 shares of its Common Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 1, 1998 there were 534,912 shares of the Company's Common Stock issued and outstanding.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (1) directors of the Company, and
(2) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of approximately February 1, 1998. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Exchange Act. However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding (534,912) at said date plus the number of shares obtainable by such person with the next sixty days.


-----------------------------------------------------------------------------------------------------
                                                               Amount and
                                                               Nature of                    Percent
              Name of                                          Beneficial                      of
          Beneficial Owner                                     Ownership                    Class (1)
-----------------------------------------------------------------------------------------------------
(i)       Paul O. Barnes                                         11,828  (2)                2.21%
          843 Old Morrison Road
          McMinnville, TN  37110

          Henry N. Boyd                                           8,980                     1.68%
          705 Country Club Drive
          McMinnville, TN  37110

          J. G. Brock                                             1,000  (3)                *
          P. O. Box 789
          McMinnville, TN  37110

          Dean I. Gillespie                                       2,180  (4)                *
          258 Lagniappe Lane
          McMinnville, TN  37110

          G. B. Greene                                            6,328                     1.18%
          608 W. Main Street
          McMinnville, TN  37110

          Charles C. Jacobs                                       4,746                     *
          3180 Vervilla Road
          McMinnville, TN  37110

          Robert W. Jones                                         9,594  (5)                1.79%
          828 Lakeland Drive
          McMinnville, TN  37110

          J. Douglas Milner                                         700                     *
          227 Mountain Street
          McMinnville, TN  37110

          John J. Savage, Jr.                                     1,632  (6)                *
          104 Worley Street
          McMinnville, TN  37110

-----------------------------------------------------------------------------------------------------
                                                               Amount and
                                                               Nature of                    Percent
              Name of                                          Beneficial                      of
          Beneficial Owner                                     Ownership                    Class (1)
-----------------------------------------------------------------------------------------------------
          C. M. Stanley                                           3,212                     *
          P. O. Box 52
          McMinnville, TN  37110

          W. B. Whitson                                          15,492  (7)                2.89%
          P. O. Box 609
          McMinnville, TN  37110

(ii)      Directors and                                          66,688                    12.45%
          Executive Officers
          as a Group
          (15 individuals)

---------------------------

          *  Less than 1%.

                                 NOTES TO TABLE

         (1) Based on 534,912 shares of the Common Stock outstanding at February 1, 1998, plus that number of shares obtainable by the person named within the next 60 days pursuant to the exercise of stock options. All Directors hold 1,500 options pursuant to the Stock Option Plan except that Mr. Boyd and Mr. Barnes each exercised 500 options in 1997. This information is based in part on information supplied to the Company by the persons named in the Table.

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The First National Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1997. At December 31, 1997, the dollar amount of loans to the Company's Directors and Executive Officers, and their respective affiliates, was approximately $2,450,000. This approximated 7.53% of Shareholders equity and 2.22% of the Company's total loans (net of the allowance for possible loan losses). All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company relies upon its Directors and executive officers for identification of their respective associates and affiliates (as those terms are defined in the Exchange Act).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:

                  1. The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, commence on page F-1 of this Annual Report on Form 10-K:

                           a. Consolidated Balance Sheets as of December 31, 1997 and 1996;

                           b. Consolidated Statements of Earnings for the three years ended December 31, 1997;

                           c. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997;

                           d. Consolidated Statements of Cash Flows for the three years ended December 31, 1997; and

                           e. All Notes to the foregoing Consolidated Financial Statements.

                  2.       Listing of Exhibits:

                           a.       3(i)     Charter as amended.*

                           b.       3(ii)    Bylaws.*

                           c.       4.1      Charter as amended.*

                           d.       4.2      Bylaws.*

                           e.       4.3      1997 First McMinnville Corporation
                                             Stock Option Plan.

                           f.       4.4      Shareholders Rights Agreement dated
                                             June 10, 1997.

                           g.       10.1     First National Bank of McMinnville
                                             401(k) Retirement Plan.**

                           h.       10.2     Consulting Agreement dated February
                                             9, 1996, between First National
                                             Bank of McMinnville and Robert W.
                                             Jones, replacing prior agreement
                                             dated December 14, 1993, as
                                             amended.***

                           i.       11       Statement re: computation of per
                                             share earnings (Incorporated by
                                             reference to Note 16 of the
                                             Consolidated Financial Statements).

                           j.       21       Subsidiaries of the Registrant for
                                             the year ended December 31, 1997.

                           k.       27       Financial Statement Schedule (for
                                             SEC use only) [Omitted in Paper
                                             Copies].

         (b) No reports on Form 8-K were filed for the quarter ended December 31, 1997.

         (c) Exhibits - The exhibits required to be filed with this Annual Report are attached hereto as a separate section of this report.

         (d) Financial Statement Schedules - All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Report, or is disclosed in the consolidated financial statements or related notes to such financial statements.

--------------------------

         * Incorporated herein by reference to exhibits filed with Form 10-K Annual Report under the Exchange Act for the fiscal year ended December 31, 1994.

         ** Incorporated herein by reference to exhibits filed with Form 10-K Annual Report under the Exchange Act for the fiscal year ended December 31, 1988.

         *** Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Exchange Act for the fiscal year ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST MCMINNVILLE CORPORATION
                                           (REGISTRANT)

                                    By:    /s/ Charles C. Jacobs
                                           -----------------------------------
                                           Charles C. Jacobs
                                           President

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

         Signature                                   Title                                Date
         ---------                                   -----                                ----
/s/ Robert W. Jones                                 Chairman and                      March 10, 1998
-----------------------------------                 Director
Robert W. Jones

/s/ Paul O. Barnes                                  Director                          March 10, 1998
-----------------------------------
Paul O. Barnes

/s/ Henry N. Boyd                                   Director                          March 10, 1998
-----------------------------------
Henry N. Boyd

/s/ J. G. Brock                                     Director                          March 10, 1998
-----------------------------------
J. G. Brock

/s/ Dean I. Gillespie                               Director                          March 10, 1998
-----------------------------------
Dean I. Gillespie

/s/ G. B. Greene                                    Director                          March 10, 1998
-----------------------------------
G. B. Greene

/s/ J. Douglas Milner                               Director                          March 10, 1998
-----------------------------------
J. Douglas Milner

/s/ Charles C. Jacobs                               President, CEO                    March 10, 1998
-----------------------------------                 and Director
Charles C. Jacobs

/s/ John J. Savage, Jr.                             Director                          March 10, 1998
-----------------------------------
John J. Savage, Jr.

/s/ Carl M. Stanley                                 Director                          March 10, 1998
-----------------------------------
Carl M. Stanley

/s/ W. B. Whitson                                   Director                          March 10, 1998
-----------------------------------
W. B. Whitson

/s/ Kenny D. Neal                                   Treasurer/Chief                   March 10, 1998
-----------------------------------                 Financial and
Kenny D. Neal                                       Accounting Officer

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                  ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


1.       Instructions.

         (a) Except to the extent that the materials enumerated in (1) and/or
(2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

         (1) Any annual report to security holders covering the registrant's last fiscal year; and

         (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

         (b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

         (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.

2.       Items Included:

(a)      Annual Reports, Proxy Statements, and Form of Proxy.

         (1) A copy of the annual report to security holders for the Company's last fiscal year is furnished herewith to the Commission for its information, pursuant to the instructions to Form 10-K, BUT NOT INCORPORATED BY REFERENCE.

         (2) A copy of the form of proxy to be sent to security holders in respect of the Company's 1998 Annual Meeting of Shareholders is furnished herewith to the Commission for its information for its information, pursuant to the instructions to Form 10-K, BUT NOT INCORPORATED BY REFERENCE.

(These items appear commencing on page 126.)

                          FIRST MCMINNVILLE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION OF EXHIBIT                           SEQUENTIAL NUMBERED
                                                                            PAGE OR REFERENCE
   3(i)                   Charter of First McMinnville                           (Note 1)
                          Corporation
   3(ii)                  Bylaws of First McMinnville                            (Note 1)
                          Corporation
    4.1                   Charter of First McMinnville                           (Note 1)
                          Corporation (See Exhibit 3(i))
    4.2                   Bylaws of First McMinnville                            (Note 1)
                          Corporation (See Exhibit 3(ii))
    4.3                   First McMinnville Corporation 1997                        62
                          Stock Option Plan
    4.4                   Shareholders Rights Agreement                             75
                          Dated June 10, 1997
   10.1                   First National Bank of McMinnville                     (Note 2)
                          401(k) Plan
   10.2                   Consulting Agreement Dated                             (Note 3)
                          February 9, 1996, Between First
                          National Bank of McMinnville and
                          Robert W. Jones, as amended
    11                    Statement re: Computation of Per                       (Note 4)
                          Share Earnings
    21                    Subsidiary of First McMinnville                          122
                          Corporation
    27                    Financial Statement Schedule                           (Note 5)
                          (for SEC use only)


                                      NOTES

(1) Incorporated herein by reference to exhibits filed with Form 10-K Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1994.

(2) Incorporated herein by reference to exhibits filed with Form 10-K Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1988.

(3) Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Exchange Act for the fiscal year ended December 31, 1996.

(4) Incorporated by reference to Note 16 of First McMinnville Corporation's Consolidated Annual Financial Statements for the year ended
         December 31, 1997.

(5) This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1997 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-K for the period ending on December 31, 1997.

                         INDEX TO FINANCIAL STATEMENTS

FIRST MCMINNVILLE CORPORATION                                    PAGE
                                                                 ----
Independent Auditor's Report                                     F-3

Consolidated Balance Sheets
December 31, 1997 and 1996                                       F-4

Consolidated Statements of Earnings
Three Years Ended December 31, 1997                              F-5

Consolidated Statement of Changes in Stockholder's Equity
Three Years Ended December 31, 1997                              F-6

Consolidated Statements of Cash Flows                            F-7
Three Years Ended December 31, 1997

Notes to Consolidated Financial Statements                       F-9

                         FIRST MCMINNVILLE CORPORATION
                             MCMINNVILLE, TENNESSEE

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 1997 AND 1996

                  (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

                           MAGGART & ASSOCIATES, INC.

                          Certified Public Accountants
                               FIRST UNION TOWER
                                   SUITE 2150
                            150 FOURTH AVENUE, NORTH
                        NASHVILLE, TENNESSEE 37219-2417
                            Telephone (615) 252-6100
                            Facsimile (615) 252-6105


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
First McMinnville Corporation:

We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The audits referred to above were directed primarily toward formulating an opinion on the consolidated financial statements taken as a whole. The accompanying consolidating schedules are presented for supplementary analysis purposes and are not intended to present the individual financial condition and results of operations of the components of the consolidated group in accordance with generally accepted accounting principles, nor are they necessary for a fair presentation of the financial condition and the results of operations and cash flows of the consolidated group. The consolidating schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, are stated fairly in all material respects only when considered in conjunction with the consolidated financial statements taken as a whole.

                                             /s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 28, 1998

                          FIRST MCMINNVILLE CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                                      In Thousands
                                                                                 ----------------------
                                                                                    1997        1996
                                                                                    ----        ----
                                      ASSETS
Loans, less allowance for possible loan losses of $1,314,000
   and $1,724,000, respectively                                                  $ 110,159     107,940
Securities:
   Held-to-maturity, at amortized cost (market value $47,584,000
     and $55,232,000, respectively)                                                 46,495      54,521
   Available-for-sale, at market (amortized cost $43,513,000 and
     $24,468,000, respectively)                                                     43,868      24,288
                                                                                 ---------    --------
                  Total securities                                                  90,363      78,809
                                                                                 ---------    --------
Interest-bearing deposits in financial institutions                                    100         100
Federal funds sold                                                                   2,650          --
                                                                                 ---------    --------
                  Total earning assets                                             203,272     186,849
                                                                                 ---------    --------

Cash and due from banks                                                              4,461       3,532
Premises and equipment, net                                                          2,230       2,368
Accrued interest receivable                                                          2,020       1,903
Deferred tax asset                                                                      39         405
Other real estate                                                                       11          69
Other assets                                                                           732         606
                                                                                 ---------    --------

                  Total assets                                                   $ 212,765     195,732
                                                                                 =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $ 172,891     159,746
Securities sold under repurchase agreements                                          4,350       2,531
Federal funds purchased                                                                 --         500
Accrued interest and other liabilities                                               2,967       2,930
                                                                                 ---------    --------
                  Total liabilities                                                180,208     165,707
                                                                                 ---------    --------

Stockholders' equity:
   Common stock, par value $2.50 per share, authorized 5,000,000,
     issued 605,800 shares and 604,800, respectively                                 1,514       1,512
   Additional paid-in capital                                                        1,568       1,512
   Retained earnings                                                                31,561      29,321
   Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $135,000 and income tax benefits of
     $68,000, respectively                                                             220        (111)
                                                                                 ---------    --------
                                                                                    34,863      32,234
Less cost of treasury stock of 69,696 shares in 1997 and 68,017 shares in 1996      (2,306)     (2,209)
                                                                                 ---------    --------
                  Total stockholders' equity                                        32,557      30,025
                                                                                 ---------    --------

COMMITMENTS AND CONTINGENT LIABILITIES

                  Total liabilities and stockholders' equity                     $ 212,765     195,732
                                                                                 =========    ========


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                       Consolidated Statements of Earnings

                       Three Years Ended December 31, 1997


                                                                         In Thousands
                                                                     Except Per Share Amount
                                                                ------------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Interest income:
   Interest and fees on loans                                   $  9,878      9,380      8,802
   Interest and dividends on securities:
     Taxable securities                                            4,396      3,899      3,712
     Exempt from Federal income taxes                              1,180      1,299      1,217
   Interest on Federal funds sold                                    231         86        156
   Interest on interest-bearing deposits in financial
       institutions                                                    6          6          5
                                                                --------    -------    -------
                  Total interest income                           15,691     14,670     13,892
                                                                --------    -------    -------

Interest expense:
   Interest on negotiable order of withdrawal accounts               477        478        556
   Interest on money market demand and savings accounts            1,129      1,113      1,175
   Interest on certificates of deposit                             5,347      4,877      4,574
   Interest on securities sold under repurchase agreements
     and short-term debt                                             128        131        113
                                                                --------    -------    -------
                  Total interest expense                           7,081      6,599      6,418
                                                                --------    -------    -------

Net interest income before provision for possible loan losses      8,610      8,071      7,474
Provision for possible loan losses                                   220        150        160
                                                                --------    -------    -------
Net interest income after provision for possible loan losses       8,390      7,921      7,314

Non-interest income                                                  618        659        634
Non-interest expense                                              (3,850)    (3,700)    (3,543)
                                                                --------    -------    -------

                  Earnings before income taxes                     5,158      4,880      4,405

Income taxes                                                       1,577      1,436      1,299
                                                                --------    -------    -------

                  Net earnings                                  $  3,581      3,444      3,106
                                                                ========    =======    =======
Basic earnings per common share                                 $   6.68       6.34       5.62
                                                                ========    =======    =======
Diluted earnings per common share                               $   6.67       6.34       5.62
                                                                ========    =======    =======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

                       Three Years Ended December 31, 1997

                                                                In Thousands, Except Shares
                                ----------------------------------------------------------------------------------
                                                                                             Net Unrealized
                                      Common Stock                                           Gains (Losses)
                                -----------------------  Additional                          On Available-
                                                  Par     Paid-In     Retained    Treasury      For-Sale
                                   Shares        Value    Capital     Earnings     Stock       Securities    Total
                                 ----------     ------    -------     --------    --------   -------------   -----
Balance December 31, 1994          579,537     $ 1,512      1,512       25,305      (1,312)       (565)      26,452

Net earnings                            --          --         --        3,106          --          --        3,106

Cash dividends declared $2.25
   per share                            --          --         --       (1,240)         --          --       (1,240)

Cost of 2,249 shares of treasury
   stock                                --          --         --           --        (116)         --         (116)

Net change in unrealized gains
   (losses) on available-for-sale-
   securities during the year, net
   of income taxes of $420,000          --          --         --           --          --         687          687
                                   -------       -----      -----       ------      ------         ---       ------

Balance December 31, 1995          579,537       1,512      1,512       27,171      (1,428)        122       28,889

Net earnings                            --          --         --        3,444          --          --        3,444

Cash dividends declared $2.40
   per share                            --          --         --       (1,294)         --          --       (1,294)

Cost of 14,388 shares of treasury
   stock                                --          --         --           --        (781)         --         (781)

Net change in unrealized gains
   (losses) on available-for-sale-
   securities during the year, net
   of income tax benefits of
   $142,000                             --          --         --           --          --        (233)        (233)
                                   -------       -----      -----       ------      ------         ---       ------

Balance December 31, 1996          579,537       1,512      1,512       29,321      (2,209)       (111)      30,025

Net earnings for year                   --          --         --        3,581          --          --        3,581

Issuance of 1,000 shares of
   common stock                      1,000           2         56           --          --          --           58

Cash dividends declared $2.50
   per share                            --          --         --       (1,341)         --          --       (1,341)

Cost of 1,679 shares of
   treasury stock                       --          --         --           --         (97)         --          (97)

Net change in unrealized gains
   (losses) on available-for-sale-
   securities during the year, net
   of income taxes of $203,000          --          --         --           --          --         331          331
                                   -------       -----      -----       ------      ------         ---       ------

Balance December 31, 1997          580,537     $ 1,514      1,568       31,561      (2,306)        220       32,557
                                   =======     =======      =====       ======      ======         ===       ======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Cash Flows

                       Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         In Thousands
                                                                ------------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Cash flows from operating activities:
   Interest received                                            $ 15,517     14,727     13,762
   Fees and commissions received                                     627        659        583
   Interest paid                                                  (6,889)    (6,773)    (5,895)
   Cash paid to suppliers and employees                           (3,665)    (3,481)    (3,345)
   Income taxes paid                                              (1,653)    (1,416)    (1,307)
                                                                --------    -------    -------
                  Net cash provided by operating activities        3,937      3,716      3,798
                                                                --------    -------    -------

Cash flows from investing activities:
   Purchase of available-for-sale securities                     (39,669)    (7,747)   (21,835)
   Proceeds from sales of available-for-sale securities            5,284      9,578      9,888
   Proceeds from maturities of available-for-sale securities      15,376      5,723      4,677
   Purchase of held-to-maturity securities                       (15,457)   (21,491)    (4,797)
   Proceeds from maturities of held-to-maturity securities        23,495     15,820     12,432
   Loans made to customers, net of repayments                     (2,439)    (8,838)    (9,067)
   Purchase of premises and equipment                               (141)      (676)      (449)
   Proceeds from sales of other real estate                           58        281        574
                                                                --------    -------    -------
                  Net cash used in investing activities          (13,493)    (7,350)    (8,577)
                                                                --------    -------    -------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     NOW and savings deposit accounts                              3,039      1,122     (1,917)
   Net increase in time deposits                                  10,106      4,073      7,837
   Net increase (decrease) in securities sold under
     repurchase agreements                                         1,819     (1,682)     1,921
   Increase (decrease) in Federal funds purchased                   (500)       500       (600)
   Proceeds from issuance of short-term notes payable                 --         45         56
   Repayment of short-term notes payable                              --        (45)       (56)
   Dividends paid                                                 (1,290)    (1,238)    (1,202)
   Payments to acquire treasury stock                                (97)      (781)      (116)
   Proceeds from issuance of common stock                             58         --         --
                                                                --------    -------    -------
                  Net cash provided by financing activities       13,135      1,994      5,923
                                                                --------    -------    -------

Net increase (decrease) in cash and cash equivalents               3,579     (1,640)     1,144

Cash and cash equivalents at beginning of year                     3,532      5,172      4,028
                                                                --------    -------    -------

Cash and cash equivalents at end of year                        $  7,111      3,532      5,172
                                                                ========    =======    =======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                       Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                       In Thousands
                                                                              ------------------------------
                                                                                 1997       1996       1995
                                                                                 ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
     Net earnings                                                             $  3,581      3,444      3,106
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                             236        219        222
         Provision for possible loan losses                                        220        150        160
         Provision for deferred taxes                                              163        (17)       (24)
         Securities gains related to available-for-sale securities                 (11)       (54)      (103)
         Securities losses related to available-for-sale                            20        147         52
         FHLB dividend reinvestment                                                (45)       (42)       (37)
         Loss on disposal of premises and equipment                                 43         --         --
         Increase (decrease) in taxes payable                                     (239)        37         16
         Decrease (increase) in interest receivable                               (117)       112        (93)
         Increase (decrease) in interest payable                                   192       (174)       523
         Decrease in other assets and liabilities, net                            (106)      (106)       (24)
                                                                              --------    -------    -------
                  Total adjustments                                                356        272        692
                                                                              --------    -------    -------

                  Net cash provided by operating activities                   $  3,937      3,716      3,798
                                                                              ========    =======    =======



Supplemental Schedule of Non-Cash Activities:

   Non-cash transfers from loans to other real estate                         $    ---         45        355
                                                                              ========    =======    =======

   Unrealized gain (loss) in value of securities available-for-
     sale net of income taxes of $203,000 in 1997,
     income tax benefits of $142,000 in 1996 and income
     taxes of $420,000 in 1995                                                $    331       (233)       687
                                                                              ========    =======    =======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)      Summary of Significant Accounting Policies

         The accounting and reporting policies of First McMinnville Corporation (the "Company") and its wholly-owned subsidiary, the First National Bank of McMinnville ("Bank") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.

         The following is a brief summary of the significant policies.

         (a)      Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of McMinnville. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)      Nature of Operations

                  The Company is registered as a one bank holding company under the Bank Holding Company Act of 1956. The Bank operates under a Federal Bank Charter and provides full banking services. As a national bank, the subsidiary bank is subject to regulation of the Office of the Comptroller of the Currency. The area served by First National Bank of McMinnville is Warren County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and four branches.

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

         (d)      Loans

                  Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

                  The Company adopted, on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (d)      Loans, Continued

                  A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for possible loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for possible loan losses.

                  The Company's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

                  The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

                  Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

                  Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (d)      Loans, Continued

                  Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

                  The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

         (e)      Allowance for Possible Loan Losses

                  The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

                  The allowance for possible loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (e)      Allowance for Possible Loan Losses, Continued

                  The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced (increased) by loans charged off net of recoveries on loans previously charged off. The provision is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

         (f)      Debt and Equity Securities

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

                  -     Securities Held-to-Maturity

                        Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

                  -     Trading Securities

                        Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

                  -     Securities Available-for-Sale

                        Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts are recognized by the interest method.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (f)      Debt and Equity Securities, Continued

                  No securities have been classified as trading securities.

                  Realized gains or losses from the sale of debt and equity securities were recognized based upon the specific identification method.

         (g)      Premises and Equipment

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

         (h)      Long-Lived Assets

                  In March, 1995, Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the company adopted this statement and determined that no impairment loss need be recognized for its long-lived assets.

         (i)      Other Real Estate

                  Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost to disposal. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (j)      Income Taxes

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

         (k)      Pension Expense

                  The subsidiary accounts for its defined benefit pension plan under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". Accordingly, the net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial excess of projected benefits over plan assets and actuarial gains and losses.

         (l)      Cash and Cash Equivalents

                  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Bank maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.

         (m)      Reclassifications

                  Certain reclassifications have been made to the 1996 and 1995 figures to conform to the presentation for 1997.

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

                        December 31, 1997, 1996 and 1995


(2)      Loans and Allowance for Possible Loan Losses

         Loans and allowance for possible loan losses at December 31, 1997 and 1996 are summarized as follows:

                                                              In Thousands
                                                         ---------------------
                                                             1997        1996
                                                             ----        ----
               Commercial, financial and agricultural    $  28,833      30,232
               Real estate - construction                    2,405       2,224
               Real estate - mortgage                       77,393      74,290
               Consumer                                      2,842       2,918
                                                         ---------    --------
                                                           111,473     109,664
               Less allowance for possible loan losses      (1,314)     (1,724)
                                                         ---------    --------
                                                         $ 110,159     107,940
                                                         =========    ========


         In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $2,450,000 and $2,842,000 at December 31, 1997 and 1996, respectively. During 1997, $1,295,000 of such loans were made and repayments totaled $1,687,000. As of December 31, 1997, none of these loans were restructured, nor were any related party loans charged off during the past three years.

         No loans had been placed on non-accrual status during 1997 and 1996.

         The principal maturities on loans at December 31, 1997 are as follows:

                                                                  In Thousands
                               ---------------------------------------------------------------------------------
                                 Commercial,
                                  Financial
                                     and           Real Estate -    Real Estate-
                                 Agricultural      Construction       Mortgage          Consumer         Total
                                 ------------      ------------       --------          --------         ------
           3 months or less    $       5,546                   -         7,573               895          14,014
           3 to 12 months             10,849               2,405        11,253               973          25,480
           1 to 5 years               11,735                   -        50,297               974          63,006
           Over 5 Years                  703                   -         8,270                 -           8,973
                               -------------       -------------    ----------         ---------     -----------

                               $      28,833               2,405        77,393             2,842         111,473
                               =============       =============    ==========         =========     ===========


         At December 31, 1997, variable rate and fixed rate loans totaled approximately $14,362,000 and $97,111,000, respectively. At December 31, 1996, variable rate loans were approximately $18,252,000 and fixed rate loans totaled approximately $91,412,000.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(2)      Loans and Allowance for Possible Loan Losses, Continued

         Transactions in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                                         In Thousands
                                                                -------------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Balance, beginning of year                                      $  1,724      1,562      1,448
Provision charged to operating expense                               220        150        160
                                                                --------    -------    -------
                                                                   1,944      1,712      1,608
                                                                --------    -------    -------

Loans charged off                                                   (660)       (98)       (86)
Recoveries on losses                                                  30        110         40
                                                                --------    -------    -------
         Net loan recoveries (charge-offs)                          (630)        12        (46)
                                                                --------    -------    -------
Balance, end of year                                            $  1,314      1,724      1,562
                                                                ========    =======    =======

         The Company's principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 1997, the Company had loans to customers in the nursery industry totaling approximately $10,737,000 as compared to $11,287,000 at December 31, 1996. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower's financial condition.

         Impaired loans and related loan loss reserve amounts at December 31, 1997 and 1996 were as follows:

                                                                  In Thousands
                                                           -----------------------
                                                               1997          1996
                                                               ----          ----
                   Recorded investment                     $   3,454         4,186
                   Loan loss reserve                       $     675         1,200


         The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $4,116,000 and $3,832,000, respectively.

         The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $393,000 and $367,000 for 1997 and 1996, respectively.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities

         Debt and equity securities have been classified in the balance sheet according to management's intent. The Company's classification of securities at December 31, 1997 is as follows:

                                                                     Securities Held-To-Maturity
                                                  ----------------------------------------------------------------
                                                                            In Thousands
                                                  ----------------------------------------------------------------
                                                                                1997
                                                  ----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    -------------    -------------    ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      21,094             419                23          21,490
            Obligations of states and political
              subdivision                                22,399             732                14          23,117
            Corporate and other securities                  761              19                 1             779
            Mortgage-backed securities                    2,241               -                43           2,198
                                                  -------------    ------------     -------------    ------------
                                                  $      46,495           1,170                81          47,584
                                                  =============    ============     =============    ============

                                                                     Securities Available-For-Sale
                                                  ----------------------------------------------------------------
                                                                            In Thousands
                                                  ----------------------------------------------------------------
                                                                                1997
                                                  ----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    -------------    ------------     ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      39,506              371              17           39,860
            Obligations of states and political
              subdivision                                 1,515               55               -            1,570
            Corporate and other securities                  762                -               -              762
            Mortgage-backed securities                    1,730                -              54            1,676
                                                  -------------    -------------    ------------     ------------
                                                  $      43,513              426              71           43,868
                                                  =============    =============    ============     ============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities, Continued

         Debt and equity securities at December 31, 1996 consist of the following:

                                                                     Securities Held-To-Maturity
                                                  ----------------------------------------------------------------
                                                                            In Thousands
                                                  ----------------------------------------------------------------
                                                                                1996
                                                  ----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    -------------    -------------    ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      29,765             397               44           30,118
            Obligations of states and political
              subdivision                                21,101             493               59           21,535
            Corporate and other securities                1,416              29                7            1,438
            Mortgage-backed securities                    2,239               -               98            2,141
                                                  -------------    ------------     ------------     ------------
                                                  $      54,521             919              208           55,232
                                                  =============    ============     ============     ============

                                                                    Securities Available-For-Sale
                                                  ---------------------------------------------------------------
                                                                            In Thousands
                                                  ---------------------------------------------------------------
                                                                                 1996
                                                  ---------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    ------------     ------------     ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      20,161              23              156           20,028
            Obligations of states and political
              subdivision                                 1,547              30               10            1,567
            Corporate and other securities                  717               -                -              717
            Mortgage-backed securities                    2,043               1               68            1,976
                                                  -------------    ------------     ------------     ------------
                                                  $      24,468              54              234           24,288
                                                  =============    ============     ============     ============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities, Continued

         The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     In Thousands
                                                                         -----------------------------------
                 Securities Held-To-Maturity                                                    Estimated
                 ---------------------------                               Amortized              Market
                                                                              Cost                Value
                                                                         -------------        --------------
                 Due in one year or less                                 $       3,904                 3,913
                 Due after one year through five years                          14,955                15,176
                 Due after five years through ten years                         19,326                19,924
                 Due after ten years                                             7,549                 7,792
                                                                         -------------        --------------
                                                                                45,734                46,805
                 Corporate and other securities                                    761                   779
                                                                         -------------        --------------
                                                                         $      46,495                47,584
                                                                         =============        ==============

                                                                                     In Thousands
                                                                         -----------------------------------
                 Securities Available-For-Sale                                                   Estimated
                 -----------------------------                              Amortized             Market
                                                                              Cost                  Value
                                                                         -------------        --------------
                 Due in one year or less                                 $         102                   102
                 Due after one year through five years                           2,637                 2,636
                 Due after five years through ten years                         30,629                30,950
                 Due after ten years                                             9,383                 9,418
                                                                         -------------        --------------
                                                                                42,751                43,106
                 Federal Home Loan Bank stock                                      671                   671
                 Federal Reserve Bank stock                                         91                    91
                                                                         -------------        --------------
                                                                         $      43,513                43,868
                                                                         =============        ==============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities, Continued

         Results from sales of debt and equity securities are as follows:

                                                                        In Thousands
                                                             ----------------------------------
                                                               For the Year Ended December 31,
                                                             ----------------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----
                 Gross proceeds                              $   5,284       9,578       9,888
                                                             =========   =========    ========

                 Gross realized gains                        $      11          54         103
                 Gross realized losses                             (20)        147          52
                                                             ---------   ---------    --------
                        Net realized gains (losses)          $      (9)        (93)         51
                                                             =========   =========    ========


         Included in the above gains and losses table is a realized loss of $12,000 in 1997 and gains of $13,000 and $12,000 in 1996 and 1995, respectively, related to calls of securities classified as held-to-maturity.

         The Company periodically applies the stress test to its securities portfolio. To meet the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities to fail the stress test at December 31, 1997.

         Securities with approximate carrying values of $15,251,000 (approximate market value of $15,367,000) and $14,641,000 (approximate market value of $14,730,000) at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

         Included in the securities at December 31, 1997, are approximately $14,717,000 at amortized cost (approximate market value of $15,094,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

         Securities that have rates that adjust prior to maturity totaled $3,489,000 (market value $3,415,000) at December 31, 1997 as compared to $4,004,000 (market value $3,869,000) at December 31, 1996.

         Included in the securities portfolio is stock of the Federal Home Loan Bank amounting to $672,000 and $626,000 at December 31, 1997 and 1996, respectively. The stock can be sold back at par and only to the Federal Home Loan Bank or to another member institution.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(4)      Premises and Equipment

         The detail of premises and equipment at December 31, 1997 and 1996 is as follows:

                                                                             In Thousands
                                                                     ----------------------------
                                                                         1997               1996
                                                                         ----               ----
                   Land                                              $     426                426
                   Buildings                                             2,552              2,558
                   Furniture and equipment                               1,722              2,148
                                                                     ---------           --------
                                                                         4,700              5,132
                   Less accumulated depreciation                        (2,470)            (2,764)
                                                                     ---------           --------
                                                                     $   2,230              2,368
                                                                     =========           ========


         During 1996, the Company constructed a branch facility on Smithville Highway in McMinnville, Tennessee at a building cost of $522,000. The contractor, who is a director of the Company, was paid construction costs of $478,000.

(5)      Deposits

         Deposits at December 31, 1997 and 1996 are summarized as follows:

                                                                                            In Thousands
                                                                                     -----------------------
                                                                                        1997        1996
                                                                                        ----        ----
                   Demand deposits                                                   $  21,241      18,802
                   Negotiable order of withdrawals                                      19,479      19,359
                   Money market demand accounts                                         10,449      10,172
                   Savings deposits                                                     23,713      23,510
                   Certificates of deposit $100,000 or greater                          31,678      26,920
                   Other certificates of deposit                                        56,674      52,351
                   Individual retirement accounts $100,000 or greater                    1,959       1,352
                   Other individual retirement accounts                                  7,698       7,280
                                                                                     ---------    --------

                                                                                     $ 172,891     159,746
                                                                                     =========     =======

         Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1997 are as follows:

                                                           In Thousands
                                       -----------------------------------------------------
                                       Single Deposits       Single Deposits
                    Maturity            Under $100,000        Over $100,000           Total
                    ---------           --------------       ---------------          ------
              3 months or less             $ 17,105              8,249                25,354
              3 to 6 months                  13,861              8,996                22,857
              6 to 12 months                 21,952             10,780                32,732
              1 to 5 years                   11,454              5,612                17,066
                                           --------             ------                ------
                                           $ 64,372             33,637                98,009
                                           ========             ======                ======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(5)      Deposits, Continued

         The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 1997 and 1996 were approximately $963,000 and $908,000, respectively.

(6)      Securities Sold Under Repurchase Agreements

         The maximum amounts of outstanding repurchase agreements during 1997 and 1996 was $6,383,000 and $5,666,000, respectively. The average daily balance outstanding during 1997, 1996 and 1995 was $3,968,000, $3,529,000 and $3,579,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(7)      Non-Interest Income and Non-Interest Expense

         The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

                                                                             In Thousands
                                                                ------------------------------------
                                                                   1997          1996           1995
                                                                   ----          ----           ----
                   Non-interest income:
                     Service charges on deposits                $    369           393            351
                     Other fees and commissions                      155           170            159
                     Commissions on fiduciary activities              49            66             19
                     Security gains, net                              --            --             51
                     Other income                                     45            30             54
                                                                --------       -------        -------
                           Total non-interest income            $    618           659            634
                                                                ========       =======        =======

                   Non-interest expense:
                     Salaries and employee benefits             $  2,310         2,144          2,036
                     Occupancy expenses, net                         270           232            197
                     Furniture and equipment expenses                318           338            279
                     FDIC insurance                                   20             2            171
                     Security losses, net                              9            93             --
                     Loss on disposal of premises and equipment       43            --             --
                     Other operating expenses                        880           891            860
                                                                --------       -------        -------
                           Total non-interest expense           $  3,850         3,700          3,543
                                                                ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(8)      Income Taxes

         The components of the net deferred tax asset are as follows:

                                                                             In Thousands
                                                                     ----------------------------
                                                                              December 31,
                                                                     ----------------------------
                                                                       1997               1996
                                                                       ----               ----
                   Deferred tax asset:
                     Federal                                         $     294                479
                     State                                                  55                 90
                                                                     ---------           --------
                                                                           349                569
                                                                     ---------           --------
                   Deferred tax liability:
                     Federal                                              (261)              (138)
                     State                                                 (49)               (26)
                                                                     ---------           --------
                                                                          (310)              (164)
                                                                     ---------           --------

                                                                     $      39                405
                                                                     =========           ========


         The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

                                                                                     In Thousands
                                                                                  ------------------
                                                                                     December 31,
                                                                                    --------------
                                                                                    1997       1996
                                                                                    ----       ----
               Financial statement allowance for possible loan losses
                 in excess of tax allowance                                       $  349        501

               Excess of depreciation deducted for tax purposes
                 over the amounts deducted in the financial statements              (130)      (148)

               Book pension expense under the allowable tax deduction                (45)       (16)

               Unrealized (gain) loss in investment securities
                 available-for-sale                                                 (135)        68
                                                                                  ------      -----

                                                                                  $   39        405
                                                                                  ======      =====

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(8)      Income Taxes, Continued

         The components of income tax expense (benefit) are summarized as follows:

                                                               In Thousands
                                             ----------------------------------------------
                                                 Federal           State           Total
                                                 -------           -----           -----
               1997
               ----
                 Current                     $        1,130             284           1,414
                 Deferred                               137              26             163
                                             --------------   -------------    ------------
                      Total                  $        1,267             310           1,577
                                             ==============   =============    ============

               1996
               ----
                 Current                     $        1,160             293           1,453
                 Deferred                               (14)             (3)            (17)
                                             --------------   -------------    ------------
                      Total                  $        1,146             290           1,436
                                             ==============   =============    ============

               1995
               ----
                 Current                     $        1,054             269           1,323
                 Deferred                               (20)             (4)            (24)
                                             --------------   -------------    ------------
                      Total                  $        1,034             265           1,299
                                             ==============   =============    ============


         A reconciliation of actual income tax expense of $1,577,000, $1,436,000 and $1,299,000 for the years ended December 31, 1997, 1996 and 1995, respectively, to the "expected" tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

                                                                            In Thousands
                                                           -------------------------------------------
                                                               1997             1996            1995
                                                               ----             ----            ----
               Computed "expected" tax expense             $    1,754           1,659           1,498
               State income taxes, net of Federal
                 income tax benefit                               206             192             173
               Tax exempt interest, net of interest
                 expense exclusion                               (376)           (414)           (371)
               Other, net                                          (7)             (1)             (1)
                                                           ----------      ----------       ---------
                                                           $    1,577           1,436           1,299
                                                           ==========      ==========       =========


         Total income tax expense for 1997 and 1996 includes income tax benefits of $3,000 and $35,000, respectively, related to losses on sales of securities. A tax expense of $19,000 related to gains on sales of securities is included in the 1995 total income tax expense.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


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

         Total pension expense including prior service costs amortization amounted to $71,000 in 1997, $82,000 in 1996 and $99,000 in 1995. The
         pension expense for 1997, 1996 and 1995 is comprised of the following components.

                                                                              In Thousands
                                                                --------------------------------------
                                                                     1997          1996           1995
                                                                     ----          ----           ----
                   Service cost-benefits earned during
                     the period                                 $     87            82             76
                   Interest cost on projected benefit
                     obligation                                      155           140            125
                   Expected return on plan assets                   (172)         (144)          (116)
                   Net amortization and deferral                       1             4             14
                                                                --------       -------        -------
                                                                $     71            82             99
                                                                ========       =======        =======


         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1997 and 1996:

                                                                                           In Thousands
                                                                                 -----------------------------
                                                                                           December 31,
                                                                                           ------------
                                                                                      1997             1996
                                                                                      ----             ----
               Actuarial present value of benefit obligations:
                 Accumulated benefit obligation, including vested
                    benefits of $1,673,000 and $1,417,000, respectively          $        1,689          1,431
                                                                                 ==============   ============

               Actuarial present value of projected benefits obligation          $        2,503          2,073
               Plan assets at fair market value                                           2,502          2,159
                                                                                 --------------   ------------
                 Excess of plan assets (over) under the projected
                    benefit obligation                                                        1            (86)
                 Unamortized net asset being recognized over 30 years                      (418)          (440)
                 Unrecognized net gain                                                      297            485
                                                                                 --------------   ------------
                      Net pension liability recognized in the
                        consolidated balance sheets                              $         (120)           (41)
                                                                                 ==============   ============
                 Discount rate                                                              6.5%           7.5%
                                                                                 ==============   ============
                 Rate of increase in compensation levels                                      5%             5%
                                                                                 ==============   ============
                 Long-term rate of return on assets                                           8%             8%
                                                                                 ==============   ============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(9)      Employee Benefit Plans, Continued

         In December, 1988 the Bank adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed 1 year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1997, 1996 and 1995, the Bank contributed $45,000, $41,000 and $43,000, respectively, to the plan.

(10)     Regulatory Matters and Restrictions on Dividends

         The Company and its wholly-owned subsidiary are subject to regulatory capital requirements administered by the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary may distribute. At December 31, 1997, management believes that the Company and the Bank meet all such capital requirements to which they are subject.

         The Company and the Bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company and its bank subsidiary are required to have minimum Tier I and total risk-based capital ratios of 4.0% and 8.0%, respectively. The Company's actual ratios at that date were 27.9% and 28.9%, respectively. The leverage ratio at December 31, 1997 was 15.2% and the minimum requirement was 4.0%.

(11)     Commitments and Contingent Liabilities

         The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

         The Company has an unsecured $2,000,000 line of credit with another financial institution. The Bank has lines of credit with other financial institutions totaling $10,000,000. At December 31, 1997 and 1996, there was no outstanding balances under these lines of credit.

(12)     Concentration of Credit Risk

         Substantially all of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Virtually all such customers are depositors of the Bank. Investment in state and municipal securities also include governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(12)     Concentration of Credit Risk, Continued

         At December 31, 1997, the Company's cash and due from banks included commercial bank deposit accounts aggregating $2,318,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

         In addition, Federal funds sold were deposited with two banks.

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

                                                                               In Thousands
                                                                         -------------------------
                                                                                Contract or
                                                                              Notional Amount
                                                                         -------------------------
                                                                              1997          1996
                                                                              ----          ----
               Financial instruments whose contract
                 amounts represent credit risk:
                    Commercial loan commitments                          $    1,309         1,157
                    Unfunded lines-of-credit                                  6,827         5,694
                    Letters of credit                                         1,379         1,493
                                                                         ----------    ----------
                           Total                                         $    9,515         8,344
                                                                         ==========    ==========


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

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation -
            Parent Company Financial Information

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                                 Balance Sheets

                           December 31, 1997 and 1996

                                                                                       In Thousands
                                                                                --------------------------
                                                                                      1997           1996
                                                                                      ----           ----
                                         ASSETS
                                         ------
           Cash                                                                 $      1,328*         1,159*
           Investment in commercial bank subsidiary                                   32,296*        29,886*
           Due from commercial bank subsidiary                                             5*             -
                                                                                ------------    -----------
                Total assets                                                    $     33,629         31,045
                                                                                ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

           Dividend payable                                                     $      1,072          1,020
                                                                                ------------    -----------
           Stockholders' equity:
             Common stock, par value $2.50 per share, authorized
                5,000,000 shares, issued 605,800 shares and
                604,800, respectively                                                  1,514          1,512
             Additional paid-in capital                                                1,568          1,512
             Retained earnings                                                        31,561         29,321
             Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $135,000 and income tax benefit
                of $68,000, respectively                                                 220           (111)
                                                                                ------------    -----------
                                                                                      34,863         32,234
             Less cost of treasury stock of 69,696 shares in
                1997 and 68,017 in 1996                                               (2,306)        (2,209)
                                                                                ------------    -----------
                    Total stockholders' equity                                        32,557         30,025
                                                                                ------------    -----------
                    Total liabilities and stockholders' equity                  $     33,629         31,045
                                                                                ============    ===========




           *Eliminated in consolidation.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation -
            Parent Company Financial Information, Continued

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                             Statements of Earnings

                   For the Three Years Ended December 31, 1997

                                                                  ---------------------------------------
                                                                               In Thousands
                                                                  ---------------------------------------
                                                                       1997          1996          1995
                                                                       ----          ----          ----
           Income:
             Dividends from commercial bank subsidiary            $    1,512*        2,126*        1,406*

           Other expenses                                                 14            13             9
                                                                  ----------    ----------    ----------
                  Earnings before Federal income tax benefits
                    and equity in undistributed earnings of
                    commercial bank subsidiary                         1,498         2,113         1,397

           Federal income tax benefits                                     5             5             3
                                                                  ----------    ----------    ----------
                                                                       1,503         2,118         1,400
           Equity in undistributed earnings of
             commercial bank subsidiary                                2,078*        1,326*        1,706*
                                                                  ----------    ----------    ----------

                  Net earnings                                    $    3,581         3,444         3,106
                                                                  ==========    ==========    ==========



         * Eliminated in consolidation.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation  -
            Parent Company Financial Information, Continued



                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                             Statements of Earnings

                   For the Three Years Ended December 31, 1997

                                                                       In Thousands, Except Shares
                                             --------------------------------------------------------------------------
                                                                                                      Net
                                                                                                   Unrealized
                                                                                                 Gains (Losses)
                                                        Additional                                On Available-
                                             Common      Paid-In      Retained      Treasury         For-Sale
                                             Stock       Capital      Earnings      Stock          Securities       Total
                                             -----      ---------    ---------     ---------     --------------    ------
Balance December 31, 1994                    $1,512       1,512       25,305       (1,312)           (565)          26,452
Net earnings                                      -           -        3,106            -               -            3,106
Cash dividends declared ($2.25 per
  share                                           -           -       (1,240)           -               -           (1,240)
Cost of 2,249 shares of treasury stock            -           -            -         (116)              -             (116)
Net change in unrealized appreciation
  loss during the year, net of income
  taxes of $420,000                               -           -            -            -             687              687
                                             ------   ---------    ---------       ------            ----          -------
Balance December 31, 1995                     1,512       1,512       27,171       (1,428)            122           28,889
Net earnings                                      -           -        3,444            -               -            3,444
Cash dividends declared $2.40 per
  share                                           -           -       (1,294)           -               -           (1,294)
Cost of 14,388 shares of treasury stock           -           -            -         (781)              -             (781)
Net change in unrealized gains (losses)
  on available-for-sale securities during
  the year, net of income tax benefits of
  $142,000                                        -           -            -            -            (233)            (233)
                                             ------   ---------    ---------       ------            ----          -------
Balance December 31, 1996                     1,512       1,512       29,321       (2,209)           (111)          30,025
Net earnings                                      -           -        3,581            -               -            3,581
Issuance of 1,000 shares of common
  stock                                           2          56            -            -               -               58
Cash dividends declared ($2.50 per
  share)                                          -           -       (1,341)           -               -           (1,341)
Cost of 1,679 shares of treasury stock            -           -            -          (97)              -              (97)
Net change in unrealized gains (losses)
  on available-for-sale securities during
  the year, net of income taxes of
  $203,000                                        -           -            -            -             331              331
                                             ------   ---------    ---------       ------            ----          -------
Balance December 31, 1997                    $1,514       1,568       31,561       (2,306)            220           32,557
                                             ======   =========    =========       ======            ====          =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation  -
            Parent Company Financial Information, Continued

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                            Statements of Cash Flows

                   For the Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                            In Thousands
                                                                               ------------------------------------
                                                                                  1997          1996           1995
                                                                                  ----          ----           ----
               Cash flows from operating activities:
                 Cash paid to suppliers                                        $    (14)          (13)            (9)
                 Income tax benefit received from
                    commercial bank subsidiary                                       --             5              6
                                                                               --------       -------        -------
                      Net cash used in operating activities                         (14)           (8)            (3)
                                                                               --------       -------        -------

               Cash flows from investing activities:
                 Dividend received from commercial bank subsidiary                1,512         2,126          1,406
                 Proceeds from sales of available-for-sale securities                --            --              2
                                                                               --------       -------        -------
                      Net cash provided by investing activities                   1,512         2,126          1,408
                                                                               --------       -------        -------

               Cash flows from financing activities:
                 Proceeds from issuance of short-term notes payable                  --            45             56
                 Repayment of short-term notes payable                               --           (45)           (56)
                 Dividends paid                                                  (1,290)       (1,238)        (1,202)
                 Payments made to acquire treasury stock                            (97)         (781)          (116)
                 Proceeds from issuance of common stock                              58            --             --
                                                                               --------       -------        -------
                      Net cash used in financing activities                      (1,329)       (2,019)        (1,318)
                                                                               --------       -------        -------

                      Net increase in cash and cash equivalents                     169            99             87

               Cash and cash equivalents at beginning of year                     1,159         1,060            973
                                                                               --------       -------        -------

               Cash and cash equivalents at end of year                        $  1,328         1,159          1,060
                                                                               ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation
            Parent Company Financial Information, Continued


                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                       Statements of Cash Flows, Continued

                   For the Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                            In Thousands
                                                                               ------------------------------------
                                                                                  1997          1996           1995
                                                                                  ----          ----           ----
    Reconciliation of net earnings to net cash used
      in operating activities:
           Net earnings                                                        $  3,581         3,444          3,106

    Adjustments to reconcile net earnings to
      net cash used in operating activities:
         Equity in earnings of commercial bank subsidiary                        (3,590)       (3,452)        (3,112)
         Increase (decrease) in other assets, net                                    (5)           --              3
                                                                               --------       -------        -------
           Total adjustments                                                     (3,595)       (3,452)        (3,109)
                                                                               --------       -------        -------
           Net cash used in operating activities                               $    (14)           (8)            (3)
                                                                               ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

         Cash and short-term investments

              For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Investments and Mortgage-Backed Securities

              The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

              SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

         Loans

              Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

              The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

              The estimated maturity for mortgages is modified from the contractual terms to give consideration to management's experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


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

         Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

              Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1997 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments, Continued

         The carrying value and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                    In Thousands
                                                 -----------------------------------------------------
                                                          1997                         1996
                                                 -----------------------     -------------------------
                                                  Carrying                    Carrying
                                                   Amount     Fair Value       Amount      Fair Value
                                                   ------     ----------      --------     ----------
Financial assets:
  Cash and short-term investments                $  7,211         7,211          3,632          3,632
  Securities                                       90,363        91,452         78,809         79,520
  Loans                                           111,473                      109,664
  Less:  allowance for loan losses                  1,314                        1,724
                                                 --------       -------        -------        -------
  Loans, net of allowance                         110,159       110,404        107,940        108,210
                                                 --------       -------        -------        -------

Financial liabilities:
  Deposits                                        172,891       173,194        159,746        160,007
  Securities sold under
     repurchase agreements                          4,350         4,350          2,531          2,531
  Federal funds purchased                              --            --            500            500

Unrecognized financial instruments:
     Commitments to extend credit                      --            --             --             --
     Standby letters of credit                         --            --             --             --

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

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments, Continued

         Limitations, Continued

              Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(16)     Earnings Per Share (EPS)

         In 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share" established uniform standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

         The following is a summary of components comprising basic and diluted earnings per share (EPS):

    (In Thousands, except share amounts)                    1997          1996           1995
                                                            ----          ----           ----
    Basic EPS Computation:
      Numerator - income available to
         common shareholders                             $  3,581         3,444          3,106
                                                         --------       -------        -------
      Denominator - weighted average
         number of common shares
         outstanding                                      536,362       543,116        552,399
                                                         --------       -------        -------

      Basic earnings per common share                    $   6.68          6.34           5.62
                                                         ========       =======        =======
    Diluted EPS Computation:
      Numerator                                          $  3,581         3,444          3,106
                                                         --------       -------        -------
      Denominator:
         Weighted average number of
           common shares outstanding                      536,362       543,116        552,399
         Dilutive effect of stock options                     154            --             --
                                                         --------       -------        -------
                                                          536,516       543,116        552,399
                                                         --------       -------        -------

    Diluted earnings per common share                    $   6.67          6.34           5.62
                                                         ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(17)     Stock Option Plan

         In April, 1997, the stockholders of the Company approved the First McMinnville Corporation 1997 Stock Option Plan (The "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to 57,500 shares of common stock to directors and employees of the Company.

         Under the Stock Option Plan awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

         In 1995, SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123) changed the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below:

    (In Thousands)                                         1997         1996        1995
                                                           ----         ----        ----
    Net earnings:
      As Reported                                       $  3,581         3,444       3,106
      Proforma                                          $  3,569         3,444       3,106

    Basic earnings per common share:
      As Reported                                       $   6.68          6.34        5.62
      Proforma                                          $   6.65          6.34        5.62

    Diluted earnings per common share:
      As Reported                                       $   6.67          6.34        5.62
      Proforma                                          $   6.65          6.34        5.62


         Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net income for future years.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(17)     Stock Option Plan, Continued

         A summary of the stock option activity for 1997 is as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                                 Shares         Price
                                                -------        ---------
     Outstanding at beginning of year                --        $      --
     Granted                                     41,000            58.15
     Exercised                                   (1,000)           58.15
     Forfeited                                       --               --
                                                -------        ---------
     Outstanding at end of year                  40,000        $   58.15
                                                =======        =========
     Options exercisable at year end              5,400
                                                =======

         The following table summarizes information about fixed stock options at December 31, 1997:

                                    Options Outstanding                                Options Exercisable
               --------------------------------------------------------------     ---------------------------
                                                                 Weighted
                                                  Weighted        Average                            Weighted
                  Range of         Number         Average        Remaining            Number         Average
                  Exercise      Outstanding       Exercise      Contractual        Exercisable       Exercise
                   Prices       at 12/31/97         Price           Life           at 12/31/97         Price
                  --------      -----------       --------      -----------        -----------       --------
                  $  58.15         40,000         $  58.15       6.3 years             5,400          $ 58.15

                                                                      SCHEDULE 1

                         FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997


                                                                                    In Thousands
                                                          -----------------------------------------------------------------
                                                                           First
                                                             First       National           Eliminations
                                                          McMinnville     Bank of       -------------------
                                                          Corporation   McMinnville      Debit      Credit     Consolidated
                                                          -----------   -----------     -------    --------    ------------
                     ASSETS
                     ------

Loans less allowance for possible loan losses               $     --      110,159                                 110,159
Securities held-to-maturity                                       --       46,495                                  46,495
Securities available-for-sale                                     --       43,868                                  43,868
Interest-bearing deposits in financial institutions               --          100                                     100
Federal funds sold                                                --        2,650                                   2,650
Cash and due from banks                                        1,328        4,461              (1)   1,326          4,461
Investment in commercial bank subsidiary                      32,296           --              (2)  32,296             --
Premises and equipment, net                                       --        2,230                                   2,230
Accrued interest receivable                                       --        2,020                                   2,020
Deferred tax asset                                                --           39                                      39
Other real estate                                                 --           11                                      11
Other assets                                                       5          732              (3)       5            732
                                                            --------      -------                                 -------

                                                            $ 33,629      212,765                                 212,765
                                                            ========      =======                                 =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Deposits                                                    $     --      174,219 (1)    1,328                    172,891
Securities sold under repurchase agreements                       --        4,350                                   4,350
Accrued interest and other liabilities                         1,072        1,900 (3)        5                      2,967
                                                            --------      -------                                 -------
         Total liabilities                                     1,072      180,469                                 180,208
                                                            --------      -------                                 -------

Stockholders' equity:
  Common Stock                                                 1,514        1,512 (2)    1,512                      1,514
  Additional paid-in capital                                   1,568        1,512 (2)    1,512                      1,568
  Retained earnings                                           31,561       29,052 (2)   29,052                     31,561
  Treasury stock                                              (2,306)          --                                  (2,306)
  Unrealized gains in available-for-sale securities              220          220 (2)      220                        220
                                                            --------      -------                                 -------
         Total stockholders' equity                           32,557       32,296                                  32,557
                                                            --------      -------                                 -------

                                                            $ 33,629      212,765                                 212,765
                                                            ========      =======                                 =======


(1)  To eliminate deposits of subsidiary held by the parent company.

(2)  To eliminate investment in subsidiary.

(3)  To eliminate intercompany accounts.

                                                                      SCHEDULE 2

                         FIRST MCMINNVILLE CORPORATION


                      CONSOLIDATING STATEMENT OF EARNINGS

                               DECEMBER 31, 1997


                                                                                In Thousands
                                                       --------------------------------------------------------------
                                                                        First
                                                         First         National         Eliminations
                                                       McMinnville      Bank of      ----------------
                                                       Corporation    McMinnville    Debit     Credit    Consolidated
                                                       -----------    -----------    ----------------    ------------
Interest income:
  Interest and fees on loans                           $         -         9,878                                9,878
  Interest and dividends on securities:
     Taxable securities                                          -         4,396                                4,396
     Exempt from Federal Income taxes                            -         1,180                                1,180
  Interest on Federal funds sold                                 -           231                                  231
  Interest on interest-bearing deposits
     in financial institutions                                   -             6                                    6
                                                       -----------    ----------                         ------------
          Total interest income                                  -        15,691                               15,691
                                                       -----------    ----------                         ------------

Interest expense:
  Interest on negotiable order of withdrawal accounts            -           477                                  477
  Interest on money market demand and
     savings accounts                                            -         1,129                                1,129
  Interest on certificates of deposit                            -         5,347                                5,347
  Interest on securities sold under repurchase
     agreements and short-term debt                              -           128                                  128
                                                       -----------    ----------                         ------------
          Total interest expense                                 -         7,081                                7,081
                                                       -----------    ----------                         ------------
Net interest income before provision for possible
  loan losses                                                    -         8,610                                8,610
Provision for possible loan losses                               -           220                                  220
                                                       -----------    ----------                         ------------
Net interest income after provision for possible
  loan losses                                                    -         8,390                                8,390

Non-Interest income                                              -           618                                  618
Equity in earnings of commercial bank subsidiary             3,590             - (1) 3,590                          -
Non-Interest expense                                           (14)       (3,836)                              (3,850)
                                                       -----------    ----------                         ------------

          Earnings before income taxes                       3,576         5,172                                5,158

Income tax expense (benefit)                                    (5)        1,582                                1,577
                                                       -----------    ----------                         ------------

          Net earnings                                 $     3,581         3,590                                3,581
                                                       ===========    ==========                         ============



(1)  To eliminate equity in earnings of the subsidiary.

                            SUPPLEMENTAL INFORMATION

                            SUPPLEMENTAL INFORMATION

1.       Instructions

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         (a) Except to the extent that the materials enumerated in (1) and/or
(2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

         (1) Any annual report to security holders covering the registrant's last fiscal year; and

         (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

         (b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

         (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.


2.       Supplemental Information Included: Proxy Materials

                          FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

                            TELEPHONE (931) 473-4402
                            FACSIMILE (931) 473-6952

                                February 21, 1998


Dear Shareholder:

         You are cordially invited to attend the 1998 Annual Meeting of Shareholders of (the "Company") to be held on April 14, 1998, at 2:30 o'clock p.m., local time, at the Main Office of The First National Bank of McMinnville, 200 East Main Street, McMinnville, Tennessee. At the 1998 Annual Meeting Shareholders, of record as of February 27, 1998, will be entitled to vote (1) upon the election of three Class II Members of the Board of Directors who will serve a term of three years and until their successors have been elected and duly qualified and (2) upon the ratification of the appointment of Maggart & Associates, P.C. as the independent auditors for the Company for the fiscal year ending December 31, 1998. The Shareholders also will vote upon any other business that may properly come before the 1998 Annual Meeting.

         The enclosed Proxy Statement describes the proposed election of Directors and the appointment of independent auditors, and it contains other information about the 1998 Annual Meeting of Shareholders. Please read these materials carefully. IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED WHETHER OR NOT YOU PLAN TO ATTEND THE 1998 ANNUAL MEETING. PLEASE COMPLETE THE ENCLOSED PROXY SHEET AND RETURN IT IN THE ENCLOSED ENVELOPE WITHOUT DELAY. IF YOU ATTEND THE 1998 ANNUAL MEETING OF SHAREHOLDERS, YOU MAY WITHDRAW YOUR PROXY AND VOTE IN PERSON IF YOU WISH AS SET FORTH IN THE ACCOMPANYING PROXY STATEMENT BY GIVING APPROPRIATE NOTICE ANY TIME BEFORE THE VOTE IN RESPECT OF THE ELECTION OF DIRECTORS IS TAKEN.

         On behalf of your Board of Directors, we urge you to vote FOR the election of Directors and the ratification of the independent auditors. We look forward to seeing you at the Annual Meeting.

                                    Sincerely,



                                    Charles C. Jacobs
                                    President

                          FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

                                   -----------

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                      TO BE HELD ON TUESDAY, APRIL 14, 1998

                                   -----------

         Notice is hereby given that the Annual Meeting of Shareholders of FIRST MCMINNVILLE CORPORATION (the "Company"), will be held on Tuesday, April 14, 1998, at 2:30 o'clock p.m., in the Main Office of The First National Bank of McMinnville, 200 East Main Street, McMinnville, Tennessee 37110, for the following purposes:

         (1) To elect three (3) Class II Directors (J. G. Brock, G. B. Greene, and Robert W. Jones) whose terms currently expire in 1998 to serve a three-year term until the 2001 Annual Meeting of Shareholders and until their successors have been elected and duly qualified;

         (2) To approve the selection of Maggart & Associates, P.C., as the Company's independent auditors for the 1998 fiscal year; and

         (3) To consider any other business that may properly come before the 1998 Annual Meeting of Shareholders.

         The Board of Directors has fixed the close of business on February 27, 1998, as the record date for the determination of which Shareholders are entitled to notice of and to vote at the 1998 Annual Meeting of Shareholders. All times are local time in McMinnville, Tennessee. There are approximately 534,912 shares outstanding and entitled to vote.

         Your attention is directed to Exhibit A to this Notice of Annual Meeting for additional information regarding matters to be acted upon at the 1998 Annual Meeting of Shareholders.

                                    By Order of the Board of Directors



                                    John J. Savage, Jr., Secretary
                                    February 21, 1998

YOUR VOTE IS IMPORTANT. WHETHER OR NOT YOU PLAN TO ATTEND IN PERSON, THE BOARD OF DIRECTORS REQUESTS THAT YOU COMPLETE, DATE, SIGN, AND RETURN THE ENCLOSED PROXY SHEET AND USE THE ENCLOSED PRE-ADDRESSED ENVELOPE THAT REQUIRES NO POSTAGE IF MAILED IN THE UNITED STATES. IF YOU ATTEND IN PERSON, YOU MAY REVOKE YOUR PROXY AND VOTE YOUR SHARES IN PERSON BY NOTIFYING THE SECRETARY OF THE MEETING THAT YOU INTEND SO TO DO (AND AS OTHERWISE PROVIDED IN THE PROXY STATEMENT).

                                    EXHIBIT A

                                PROPOSAL NUMBER 1

                 NOMINEES AND MEMBERS OF THE BOARD OF DIRECTORS

         The following persons are members of the Board of Directors. Brief biographical information concerning each one is included below. The three (3) Directors listed in Class II are currently standing for election to the Board and, if elected, will serve three year terms and serve until their successors have been elected and duly qualified.

           CLASS II DIRECTORS ARE THOSE STANDING FOR ELECTION IN 1998.

            THE BOARD RECOMMENDS A VOTE "FOR" ALL OF THESE NOMINEES.

                                    PREVIOUS FIVE YEARS BUSINESS                                  DIRECTOR
NAME (AGE)                                       EXPERIENCE                                        SINCE
-----------------          ----------------------------------------------                         --------
                           CLASS I - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 2000):

Paul O. Barnes             Chairman,                                                               1984
    (64)                   B & P Lamp Supply Co., Inc.

Henry N. Boyd              Chief Executive Officer,                                                1984
    (81)                   Boyd Bros. Nursery.

Dean I. Gillespie          President,                                                              1984
    (64)                   Bridge Builders, Inc.


                           CLASS II - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1998):

J. G. Brock                Owner,                                                                  1993
    (42)                   Brock Construction Company.

G. B. Greene               President,                                                              1984
    (58)                   Womack Printing Co., Inc.

Robert W. Jones            Chairman, First McMinnville                                             1984
    (69)                   Corporation, 1989 - present;
                           Chairman, First National Bank, 1981 -
                           present; Chief Executive Officer, First
                           National Bank, 1976 - 1993.

Exhibit A

                 NOMINEES AND MEMBERS OF THE BOARD OF DIRECTORS

       CLASS III - (DIRECTORS WHOSE TERMS OF OFFICE WILL EXPIRE IN 1999):

                                    PREVIOUS FIVE YEARS BUSINESS                                DIRECTOR
NAME (AGE)                                   EXPERIENCE                                           SINCE
----------                          ----------------------------                                --------
Charles C. Jacobs                   President and Chief Executive Officer, First                   1985
       (59)                         McMinnville Corporation, January 1994 - present;
                                    President and Chief Executive Officer, First
                                    National Bank, January 1994 - present;
                                    President, First National Bank, 1988-1994.

J. Douglas Milner                   General Manager and Vice President,                            1995
       (51)                         Middle Tennessee Dr. Pepper Bottling Company.

John J. Savage, Jr.                 Retired; Secretary of Board of Directors                       1984
       (76)                         Executive Vice President and Trust Officer,
                                    First National Bank through September 1986.

C. M. Stanley                       President,                                                     1984
       (62)                         Burroughs-Ross-Colville, Co.


W. B. Whitson                       Chairman,                                                      1984
       (82)                         Burroughs-Ross-Colville, Co.

         THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE "FOR" THE ELECTION OF THE NAMED DIRECTOR NOMINEES.

           PROPOSAL NUMBER 2--RATIFICATION OF APPOINTMENT OF AUDITORS

         The Directors have appointed Maggart & Associates, P.C., to serve as independent auditors for the Company for the fiscal year that ends December 31, 1998, subject to ratification of such appointment by the Shareholders. Maggart & Associates, P.C. served as the Corporation's accounting firm during the formation of the Corporation and for the year ending December 31, 1997. A representative of Maggart & Associates, P.C. is expected to be present at the 1998 Annual Meeting of Shareholders to respond to Shareholders' questions and such representative will have the opportunity to make a statement if she or he desires.

         The appointment of the auditors must be ratified by a majority of the votes cast by the Shareholders at the 1998 Annual Meeting of Shareholders.

         THE BOARD OF DIRECTORS RECOMMENDS THAT THE SHAREHOLDERS VOTE "FOR" THE RATIFICATION OF THE APPOINTMENT OF MAGGART & ASSOCIATES, P.C. AS THE CORPORATION'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 1998.

Exhibit A

                              MISCELLANEOUS MATTERS

         The Board knows of no other matter which may properly come before the Annual Meeting for action. However, if any other matter does properly come before the Annual Meeting, the persons named in the enclosed proxy will vote in accordance with their judgment upon such other matter.

         The Company will bear the expense of solicitation of the proxies for the 1998 Annual Meeting of Shareholders. The Company will reimburse brokerage firms and other custodians, nominees, and fiduciaries for their reasonable expenses incurred in sending proxy materials to the beneficial owners/Shareholders of the Common Stock in connection with the 1998 Annual Meeting of Shareholders. In addition to solicitations by the mails, the Company's Directors, officers, and regular employees may solicit proxies personally or by telephonic or telegraphic means, for which they will receive no additional compensation. The Company does not intend to employ or to compensate any other persons or entities to solicit proxies in connection with the 1998 Annual Meeting of Shareholders.


                              REVOCABILITY OF PROXY

         A Shareholder of record who signs and returns a proxy in the accompanying form may revoke the same at any time before the authority granted thereby is exercised by attending the Annual Meeting and electing to vote in person, by filing with the Secretary of the Company a written revocation, or by duly executing a proxy bearing a later date. (Such later executed and dated proxy, to be effective, must be delivered to the Chairperson of the Annual Meeting before the vote in respect of Proposal No. 1 is taken.) Unless so revoked, the shares represented by the proxy will be voted at the Annual Meeting. Where a choice is specified on the proxy, the shares represented thereby will be voted in accordance with such specifications. If no specification is made, such shares will be voted for the election of all Director nominees, and for the approval of Maggart & Associates, P.C., as the Company's independent auditors for the 1998 fiscal year. Abstentions and broker non-votes will not be counted as affirmative votes. Neither the Tennessee Business Corporation Act, nor the Company's Charter or Bylaws, address the treatment of abstentions and broker non-votes.

         When a proxy is properly executed and returned, the shares of Common Stock it represents will be voted in accordance with the directions indicated on the proxy. IF NO DIRECTIONS ARE INDICATED IN THE PROXY, ALL DULY EXECUTED PROXIES THAT HAVE NOT BEEN REVOKED WILL BE VOTED FOR PROPOSAL NUMBER 1 TO ELECT ALL OF THE CLASS II NOMINEES TO THE BOARD OF DIRECTORS; AND FOR PROPOSAL NUMBER 2 TO RATIFY THE APPOINTMENT OF MAGGART & ASSOCIATES, P.C., AS THE BANK'S INDEPENDENT AUDITORS FOR FISCAL YEAR 1998; AND, IN THE DISCRETION OF THE PROXY, IN RESPECT OF ANY OTHER ITEM OF BUSINESS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING. Presently, other than such ministerial matters as approving of the minutes of the most recent meeting of the Shareholders, the Board of Directors knows of no other business that may properly come before the Annual Meeting.






Exhibit A

PROXY                     FIRST MCMINNVILLE CORPORATION
                 ANNUAL MEETING OF SHAREHOLDERS, APRIL 14, 1998
                THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS

         The undersigned hereby appoint(s) C. M. STANLEY, J. J. SAVAGE, and W.
B. WHITSON, JR., and each of them, as Proxies, each with full power to appoint his substitute, and hereby authorize(s) any of them to represent and to vote, as designated below, all of the shares of Common Stock of First McMinnville Corporation held of record by the undersigned at the close of business on February 27, 1998, at the 1998 Annual Meeting of Shareholders to be held at 200 East Main Street, McMinnville, Tennessee, on April 14, 1998, at 2:30 p.m. local time, and any adjournment(s) or postponements thereof.

         THE BOARD RECOMMENDS A VOTE FOR PROPOSALS 1 AND 2.

(1)      ELECTION OF DIRECTORS

         [ ]  FOR all nominees listed below        [ ]  WITHHOLD AUTHORITY
              (except as marked to the                  to vote for all nominees
              contrary below)                           listed below

         (INSTRUCTION: TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE CHECK THE BOX TO VOTE "FOR" ALL NOMINEES AND STRIKE A LINE THROUGH THE NOMINEE'S NAME IN THE LIST BELOW.)

                 J. G. Brock, G. B. Greene, and Robert W. Jones

(2) To approve the selection of Maggart and Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1998.

         [ ]  FOR                  [ ] AGAINST              [ ]    ABSTAIN

(3) In their discretion, on such other matters as may properly come before the 1998 Annual Meeting of Shareholders.

         THE SHARES REPRESENTED HEREBY WILL BE VOTED AS SPECIFIED. IF NO SPECIFICATION IS MADE, THE SHARES WILL BE VOTED FOR THE NOMINEES IN THE ELECTION OF DIRECTORS, FOR THE SELECTION AND RATIFICATION OF MAGGART & ASSOCIATES, P.C., AS INDEPENDENT AUDITORS, AND IN THE DISCRETION OF THE PROXY AS TO OTHER MATTERS.

         PLEASE SIGN AND DATE BELOW AND RETURN PROMPTLY.



DATED:              , 1998
      --------------                --------------------------------------------


DATED:              , 1998
      --------------                --------------------------------------------
                                    Signatures of Shareholder(s) should
                                    correspond exactly with the name printed hereon. Joint owners should each sign personally. Executors, administrators, trustees, etc., should give full title and authority.

                               1997 ANNUAL REPORT
                                       TO
                                  STOCKHOLDERS








                            [GRAPHIC OF MAIN OFFICE]



















                          FIRST MCMINNVILLE CORPORATION
                             MCMINNVILLE, TENNESSEE

                                TABLE OF CONTENTS

                                                             Page
                                                             ----
In Memoriam ..............................................       2

To Our Shareholders ......................................       3

Summary of Selected Financial Data (unaudited) ...........       4

Graphs ...................................................       5

Directors ................................................     6-7

Officers .................................................       8

Employees ................................................    9-11

Hometown Spirit ..........................................      12

Management's Discussion and Analysis or Plan of Operation    13-16

Independent Auditor's Report .............................      17

Consolidated Balance Sheets ..............................      18

Consolidated Statements of Earnings ......................      19

Consolidated Statements of Changes in Stockholders' Equity      20

Consolidated Statements of Cash Flows ....................   21-22

Notes to Consolidated Financial Statements ...............   23-43

Line of Business .........................................      44

Dividend and Market Information ..........................      44

Annual Report on Form 10-K ...............................      44

                                   IN MEMORIAM







                                  [PHOTOGRAPH]









                                WAYMAN E. HILLIS






         Wayman E. Hillis served as a Director for First McMinnville Corporation from January 20, 1984 and First National Bank from February 10, 1953 until December 31, 1991. On January 1, 1992 he became an Honorary Director and served in that capacity until his death on April 29, 1997. During his distinguished tenure as a director he discharged his duties with enthusiasm, dedication and loyalty.

         Not only did Mr. Hillis contribute to the success of our company, his contributions to our community are legendary. Many organizations recognized Mr. Hillis with awards signifying his accomplishments. He took a special delight in being involved with young men and women. For many years Mr. Hillis served the Boy Scouts of America in numerous capacities, supported local sports programs and instilled in each individual a commitment to excellence.

         He was the owner of Hillis Hardware, a fixture on Main Street for many years and a vital part of the economy of our community. Mr. Hillis was married to the former Mary Bragg and the father of Ellen Finney and Susan Rambo.

         First McMinnville Corporation and First National Bank will miss his counsel, support and encouragement. He was truly an inspiration to all who knew him, and the dedication of this annual report to him is only a small effort to express the respect and admiration we had for Mr. Hillis.

                          FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

Dear Shareholder:

The assets of First McMinnville Corporation and its subsidiary, First National Bank of McMinnville exceeded $200,000,000 for the first time in February of 1997. By year end assets had grown to almost $213,000,000. Our earnings per share for 1997 were $6.68 with 37.43% being paid to you, our shareholder, as dividends. For 1997 our return on assets was 1.73% and return on equity was 11.30%. The book value per share of our stock increased by 7.73% for the year with the value being $60.01 as of December 31, 1997.

On August 4, 1997, we officially relocated our Northgate Branch to 9970 Manchester Highway in Morrison. We have been very pleased with the reception our bank has been shown in the Morrison Community. This move was made possible by the outstanding acceptance our Smithville Highway branch has received since opening in August of 1996.

During 1997 we began offering estate planning and Mastermoney debit cards. The initial response to these services make us optimistic about their continued growth in the future. In 1998 we plan to establish a new department to offer alternate investments to our community.

In November of 1997, three individuals became advisory directors for our subsidiary. They are Arthur J. Dyer, President of Metal Products, Rufus Gonder, CPA, and Levoy Knowles, General Manager of Ben Lomand Telephone Cooperative. Each brings to our organization enthusiasm, integrity and expertise in their chosen profession.

On December 31, 1997, Vice President and Trust Officer Eva Sue Bouldin retired after forty-five years of dedicated service to our company. Many changes in banking occurred during her career, but Ms. Bouldin's commitment to our customers remained steadfast. Also retiring was Ethel Pierce who for almost a decade brightened the day of all with whom she came in contact. We extend our best wishes for a happy healthy retirement to each of them.

In April we were saddened by the death of Wayman E. Hillis. He was elected a director in 1953 and throughout his tenure on our board his wise counsel, loyalty and support were very beneficial.

As the value of your investment in First McMinnville Corporation continues to grow, we are confident you will encourage your family and friends to utilize the services First National Bank has to offer. With your support and loyalty, the dedication of our staff and the financial strength we have maintained for 124 years we intend to continue to serve our community and enhance your investment.

/s/ Charles C. Jacobs
---------------------
Charles C. Jacobs
CEO and President

                       SELECTED FINANCIAL DATA (UNAUDITED)


         The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for the Company for each of the five years ended December 31, 1997.

                                                      IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                                                                Year Ended December 31,
                                              -------------------------------------------------------------
                                                 1997         1996         1995         1994         1993
                                              ---------     --------     --------     --------     --------
Interest income                               $  15,691       14,670       13,892       12,528       12,113
Interest expense                                  7,081        6,599        6,418        4,844        4,534
                                              ---------     --------     --------     --------     --------
           Net interest income                    8,610        8,071        7,474        7,684        7,579

Provision for possible loan losses                  220          150          160          240          240
                                              ---------     --------     --------     --------     --------

Net interest income after provision
  for possible loan losses                        8,390        7,921        7,314        7,444        7,339
Non-interest income                                 618          659          634          574          655
Non-interest expense                             (3,850)      (3,700)      (3,543)      (3,738)      (3,604)
                                              ---------     --------     --------     --------     --------
           Earnings before income taxes
             and cumulative effect of
             change in accounting principle       5,158        4,880        4,405        4,280        4,390

Income taxes                                      1,577        1,436        1,299        1,203        1,225
Cumulative effect of change in
     accounting for income taxes                     --           --           --           --           22
                                              ---------     --------     --------     --------     --------
           Net earnings                       $   3,581        3,444        3,106        3,077        3,187
                                              =========     ========     ========     ========     ========

Cash dividends declared                       $   1,341        1,294        1,240        1,191        1,085
                                              =========     ========     ========     ========     ========

Total assets - end of year                    $ 212,765      195,732      190,663      180,486      170,913
                                              =========     ========     ========     ========     ========

Stockholders' equity - end of year            $  32,557       30,025       28,889       26,452       25,240
                                              =========     ========     ========     ========     ========

Per share information:

     Basic earnings per common share*         $    6.68         6.34         5.62         5.55         5.72
                                              =========     ========     ========     ========     ========

     Diluted earnings per common share*       $    6.67         6.34         5.62         5.55         5.72
                                              =========     ========     ========     ========     ========

     Dividends per share*                     $    2.50         2.40         2.25         2.15         1.95
                                              =========     ========     ========     ========     ========

     Book value per share end of year*        $   60.73        55.94        52.41        45.64        45.42
                                              =========     ========     ========     ========     ========

     Ratios:
           Return on average
             stockholders' equity                 11.30%       11.55%       11.03%       11.57%       12.87%
                                              =========     ========     ========     ========     ========
           Return on average assets                1.73%        1.78%        1.67%        1.73%        1.89%
                                              =========     ========     ========     ========     ========
           Stockholders' equity to assets         15.30%       15.34%       15.15%       14.66%       14.77%
                                              =========     ========     ========     ========     ========

* Per share data has been retroactively restated to reflect a two-for-one stock split on October 1, 1994.

             ASSETS                                       EQUITY






        [GRAPH 1993-1997]                            [GRAPH 1993-1997]





            DEPOSITS                                     NET LOANS






        [GRAPH 1993-1997]                            [GRAPH 1993-1997]





      DIVIDENDS PER SHARE*                       BASIC EARNINGS PER SHARE*






        [GRAPH 1993-1997]                            [GRAPH 1993-1997]






*Per share data has been retroactively restated to reflect a two-for-one stock split on October 1, 1994.

                   DIRECTORS OF FIRST MCMINNVILLE CORPORATION
                                       AND
                       FIRST NATIONAL BANK OF MCMINNVILLE




   [PHOTOGRAPH]                               [PHOTOGRAPH]




   ROBERT W. JONES                            CHARLES C. JACOBS
   Chairman of the Board                      President , CEO and Secretary
   First National Bank and                    First National Bank
   First McMinnville Corporation              President and CEO
                                              First McMinnville Corporation




[PHOTOGRAPH]             [PHOTOGRAPH]               [PHOTOGRAPH]




PAUL O. BARNES           HENRY N. BOYD              J. GREGORY BROCK
Chairman                 Owner                      Owner
B & P Lamp Supply, Inc.  Boyd Nursery               Brock Construction Company




[PHOTOGRAPH]             [PHOTOGRAPH]               [PHOTOGRAPH]




DEAN I. GILLESPIE        G. B. GREENE               DOUG MILNER
President                President                  General Manager and
Bridge Builders, Inc.    Womack Printing Co., Inc.  Vice President
                                                    Middle Tennessee
                                                    Dr. Pepper Bottling Company

                   DIRECTORS OF FIRST MCMINNVILLE CORPORATION
                                       AND
                       FIRST NATIONAL BANK OF MCMINNVILLE
                                    CONTINUED



                                  [PHOTOGRAPH]



                                  H.L. Molloy**
                                     Retired







[PHOTOGRAPH]                    [PHOTOGRAPH]             [PHOTOGRAPH]



John J. Savage, Jr.             Carl M. Stanley          W.B. Whitson
Former Executive Vice President President                Chairman
and Trust Officer               Burroughs-Ross-Colville  Burroughs-Ross-Colville
First National Bank
Secretary
First McMinnville Corporation




[PHOTOGRAPH                     [PHOTOGRAPH]             [PHOTOGRAPH]




Arthur J. Dyer*                 Rufus Gonder*            Levoy Knowles*
President                       C.P.A.                   General Manager
Metal Products Company                                   Ben Lomand Rural
                                                         Telephone Cooperative

*Advisory                                                             **Honorary

                 OTHER OFFICERS OF FIRST MCMINNVILLE CORPORATION



                   [PHOTOGRAPH]                       [PHOTOGRAPH]


                   DIANE BOGLE                        LESTER COWELL
                   Sr. Vice President                 Sr. Vice President



                   [PHOTOGRAPH]                       [PHOTOGRAPH]


                   KENNY NEAL                         PHIL WHISENHUNT
                   Sr. Vice President                 Sr. Vice President
                   Treasurer
                   Chief Financial Officer


                 OFFICERS OF FIRST NATIONAL BANK OF McMINNVILLE

        CHARLES C. JACOBS                    FRANCES J. BAKER                  ARLA SIMMONS
      Chief Executive Officer                 Vice President             Assistant Vice President
          and President                                                 Manager - Sparta Rd. Branch

           DIANE BOGLE                        MARY JANE BELL                  GAIL YOUNGBLOOD
 Sr. Vice President - Compliance           Vice President Loans          Assistant Vice President
                                                                          Manager Data Processing

          LESTER COWELL                         CINDY SWANN                   MELBA SLAUGHTER
   Sr. Vice President - Loans                     Auditor              Banking Officer - Operations

          BRENT FOSTER                          CAROL LOCKE                   SHIRLEY MAXWELL
   Sr. Vice President - Loans             Secretary to the Board         Administrative Assistant
                                         Manager - Human Resources

         DAVID MARTTALA                          NANCY MCBEE                    CONNIE BELL
Sr. Vice President-Legal Counsel          Assistant to the President      Assistant Trust Officer
       Trust Administrator

           KENNY NEAL                         FRED L. GREENE                    TAMMY LOVE
  Sr. Vice President - Cashier           Assistant Vice President              Loan Officer
                                     Manager-Viola-Morrison Branches

         PHIL WHISENHUNT                      QUEITA ROBERTS                 MICHELLE GRISSOM
   Sr. Vice President - Loans            Assistant Vice President          Director of Marketing
                                     Manager - Smithville Hwy. Branch

                                  EMPLOYEES OF
                       FIRST NATIONAL BANK OF MCMINNVILLE



                                  [PHOTOGRAPH]




          Left to right, Front row: Peggy Smith, Helen Martin, Kristy Tate, Ellen Brazle. Back row: Leanne Fisher, Connie Bell, David Marttala, Nettie Cutrell, Cindy Swann.








                                  [PHOTOGRAPH]




          Left to right, Front row: Susan Connelly, Carol Locke, Shirley Maxwell, Tiffany Simpson. Back Row: Shannon Reed, Nancy McBee, Michael Weeter, Shirley Reed, Michelle Grissom.

                                  EMPLOYEES OF
                       FIRST NATIONAL BANK OF MCMINNVILLE
                                    CONTINUED


                                  [PHOTOGRAPH]




          Left to right, Front row: Connie Sanders, Sherry Patterson, Frances Baker, Dean Cantrell. Back row: Pam Turner, Glenda Phillips, Brent Foster, Mary Jane Bell, Gail Youngblood.








                                  [PHOTOGRAPH]




          Left to right, Front row: Marian Jacobs, Charlotte Patterson, Judy Rigsby, Mozelle Terry, Jill Griffin. Back Row: Melodie Hawkins, Sue Jones, Fred Greene, Sue Heatherly, Arla Jean Simmons, Jennifer Mullican.

                        [VARIOUS PHOTOGRAPHS OF EMPLOYEES
                                 AND CUSTOMERS]

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.

GENERAL

         First McMinnville Corporation is a one bank holding company which owns 100% of First National Bank of McMinnville. First National Bank of McMinnville ("Bank") is a community bank headquartered in McMinnville, Tennessee serving Warren County, Tennessee as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company's management believes that Warren County offers an environment for continued growth and the Company's target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. The Company also offers custodial and trust services. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company's core deposit base.

         In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company's intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will determine the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company's policy is to have a diverse loan portfolio. At December 31, 1997, the nursery industry constituted the largest single industry segment and accounted for $10,737,000 (9.63% of the Company's loan portfolio) as compared to $11,287,000 or 10.3% in 1996. No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

CAPITAL RESOURCES, CAPITAL AND DIVIDENDS

         Regulations of the Office of the Comptroller of the Currency ("OCC") establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


capitalized. The Company has a Tier 1 risk based ratio of 27.9%, a total risk-based capital ratio of 28.9% and a leverage capital ratio of 15.2%, and was therefore within the "well capitalized" category under the regulations. The subsidiary bank's ratios were substantially the same as those setforth for the Company.

         Dividends of approximately $1,341,000 and $1,294,000 were declared during 1997 and 1996, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company's peer group. Cash dividends are anticipated to be increased in 1998 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 37.4%, 37.6% and 40.0% in 1997, 1996 and 1995, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

      The dividends by the Company are primarily funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 1997, under the most restrictive of these regulatory limits, the Bank could declare in 1998 cash dividends in an aggregate amount of up to approximately $5.6 million, plus any 1998 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.

      During 1996, the Bank completed construction of a new branch at a total cost of approximately $910,000 of which approximately $657,000 was incurred during 1995. The Bank also completed remodeling a portion of the main office during 1996 at a total cost of approximately $179,000 of which approximately $48,000 was incurred during 1995. During 1997, the Bank opened a new branch at a total cost of $100,000.

The Company has conducted a study of the data processing changes which will be necessary as a result of The Year 2000 Issue which relates to the ability to process year-date data accurately beyond 1999. Management estimates the cost to become compliant is between $100,000 and $200,000. Management estimates that an additional $300,000 may be spent on computer upgrades in the next two to three years.

FINANCIAL CONDITION

      During 1997, total assets increased $17,033,000 or 8.7% from $195,732,000 at December 31, 1996 to $212,765,000 at December 31, 1997. Loans, net of allowance for possible loan losses, increased from $107,940,000 to $110,159,000 or 2.1% during fiscal year 1997. The aggregate increases in loans for 1997 was due primarily to a 4.2% increase in real estate - mortgage loans accompanied by a 4.6% decrease in commercial, financial and agricultural loans.

      Securities increased 14.7% from $78,809,000 at December 31, 1996 to $90,363,000 at December 31, 1997. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $11,161,000, obligations of state and political subdivisions increased $1,301,000, corporate and other securities decreased $610,000 and there was a decrease in mortgage backed securities of $298,000. At December 31, 1997 and 1996 the market value of the Company's securities portfolio exceeded its amortized cost by $1,444,000 (1.6%) and $531,000 (.7%), respectively. The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 1997 was 7.4% with an average maturity of 8.0 years, as compared to an average yield of 7.8% and an average maturity of 7.0 years at December 31, 1996.

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

- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

- Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.


The Company's classification of securities as of December 31, 1997 is a as follows:

---------------------------------------------------------------------------------------------------------------
                                                 HELD-TO-MATURITY                    AVAILABLE-FOR-SALE
                                         ----------------------------------   ---------------------------------
                                                              ESTIMATED                            ESTIMATED
                                           AMORTIZED            MARKET           AMORTIZED           MARKET
                                              COST              VALUE              COST              VALUE
                                         ---------------    ---------------   ----------------    -------------
                                                                    (In Thousands)
U.S. Treasury and
   other U.S. government
   agencies and corporations             $      21,094            21,490            39,506             39,860
Obligations of states and
   political subdivisions                       22,399            23,117             1,515              1,570
Corporate and other
   securities                                      761               779               762                762
Mortgage-backed securities                       2,241             2,198             1,730              1,676
                                         -------------      ------------      ------------        -----------

                                         $      46,495            47,584            43,513             43,868
                                         =============      ============      ============        ===========
--------------------------------------------------------------------------------------------------------------

      A portion of the capital increase in 1995 was $687,000 which represents the unrealized losses in securities available-for-sale of $1,107,000 net of applicable tax expense of $420,000. The net decrease in capital at December 31, 1996 totaled $233,000 which represents the unrealized appreciation in securities available-for-sale of $375,000 net of applicable tax benefit of $142,000. During the year ended December 31, 1997, the net increase in capital totaled $331,000 which represents the unrealized appreciation in securities available-for-sale of $534,000 net of applicable taxes of $203,000.

      The increase in assets in 1997 was funded primarily by increases in deposits. Total deposits increased from $159,746,000 at December 31, 1996 to $172,891,000 at December 31, 1997 representing an increase of 8.2%. Demand deposits increased 13.0% from $18,802,000 at December 31, 1996 to $21,241,000 at December 31, 1997. Additionally, increases in certificates of deposit and individual retirement accounts of $10,106,000 (11.5%) contributed to the increases in deposits for 1997. Securities sold under repurchase agreements increased $1,819,000 during 1997 and were also

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


used to fund increases in assets. Federal funds purchased decreased $500,000 in 1997. The subsidiary bank has unused lines of credit of $10,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 1997. Management does not presently anticipate a need to use these lines.

      The Company's allowance for loan losses at December 31, 1997 was $1,314,000 as compared to $1,724,000 at December 31, 1996. Non-performing loans amounted to $255,000 at December 31, 1997 compared to $1,000 at December 31, 1996. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs to average outstanding loans for 1997 was .57%. Net recoveries to average outstanding loans for 1996 was .01%. Net charge-offs totaled $630,000 for 1997. In 1997, net charge-offs exceeded the provision by $410,000. The net charge-offs in 1997 relate primarily to one customer and is not considered by management to be a trend.

      The allowance for possible loan losses, amounting to $1,314,000 at December 31, 1997, represents 1.18% of total loans outstanding. At December 31, 1996, the allowance for possible loan losses represented 1.57% of total loans outstanding. Management has in place a system to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 1997 to be adequate.

LIQUIDITY

      Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company's loan to deposit ratio was approximately 64% and 69% at December 31, 1997 and December 31, 1996, respectively.

      The Company's investment portfolio, as represented above, consists of earning assets that provide interest income. Federal Funds sold which are invested overnight are the most liquid of the investments. The Company had no Federal funds sold at December 31, 1996. Federal funds sold totaled $2,650,000 at December 31, 1997. There were no Federal funds purchased at December 31, 1997. Federal funds purchased were $500,000 at December 31, 1996.

      Funds management decisions must reflect management's intent to maintain profitability in both the immediate and long-term earnings. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Bank. These meetings focus on the spread between the subsidiary bank's cost of funds and interest yields generated primarily through loans and investments.

      First McMinnville Corporation presently maintains a liability sensitive position over the 1997 year or a negative gap. Liability sensitivity means that more of the Company's liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 1997:

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                   (CONTINUED)

    ------------------------------------------------------------------------------------------------------------------------
      INTEREST-RATE SENSITIVITY                                                                   ONE YEAR
                GAPS:                   REPRICE         1-90         91-180        181-365          AND
            (IN THOUSANDS)            IMMEDIATELY       DAYS          DAYS          DAYS           LONGER        TOTAL
    ------------------------------  ----------------------------------------------------------------------------------------
    Interest-earning assets         $     2,650         31,594        11,649        17,021        141,672        204,586
    Interest-bearing liabilities         53,641         29,704        22,857        32,732         17,066        156,000
                                    -----------        -------       -------       -------        -------        -------

    Interest rate sensitivity       $   (50,991)         1,890       (11,208)      (15,711)       124,606         48,586
                                    ===========        =======       =======       =======        =======        =======

    Cumulative gap                  $   (50,991)       (49,101)      (60,309)      (76,020)        48,586
                                    ===========        =======       =======       =======        =======
    Interest rate sensitivity
      gap as a % of total
      assets                             (23.97)%          .90%        (5.27)%       (7.38)%        58.56%
                                    ===========        =======       =======       =======        =======
    Cumulative gap as a
      % of total assets                  (23.97)%       (23.07)%      (28.34)%      (35.72)%        22.84%
                                    ===========        =======       =======       =======        =======
    ------------------------------------------------------------------------------------------------------------------------



      Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

RESULTS OF OPERATIONS

      Net earnings for the year ended December 31, 1997 were $3,581,000 an increase of $137,000 or 4.0% from fiscal year 1996. Net earnings for 1996 totaled $3,444,000 which was an increase of $338,000 or 10.9% from $3,106,000 for 1995. Basic earning per common share was $6.68 in 1997, $6.34 in 1996 and $5.62 in 1995 after giving retroactive effect to a two-for-one stock split effective October 1, 1994. Diluted earnings per common share were $6.67, $6.34 and $5.62 in 1997, 1996 and 1995, respectively. Average earning assets increased $13,480,000 for the year ended December 31, 1997 as compared to year ended December 31, 1996. Average earning assets increased $8,061,000 for the year ended December 31, 1996 as compared to year ended December 31, 1995. Additionally, the net interest spread decreased from 4.19% in 1996 to 4.09% in 1997. The net interest spread was 4.05% in 1995. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis.

      Net interest income before provision for loan losses for 1997 totaled $8,610,000 as compared to $8,071,000 for 1996 and $7,474,000 for 1995. The provision for loan losses was $220,000 in 1997 as compared to $150,000 in 1996 and $160,000 in 1995. Net charge-offs in 1997 were $630,000 as compared to net recoveries of $12,000 in 1996 and net charge-offs of $46,000 in 1995. The 1997

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                  (CONTINUED)


charge-offs related primarily to one customer and is unrelated to the nursery business. The increase in the provision in 1997 is primarily due to the increase in net charge-offs.

      Non-interest income decreased 6.2% to $618,000 in 1997 from $659,000 in 1996. This decrease was due primarily to decreases in service charges on deposits of $24,000, other fees and commissions of $15,000 and commissions on fiduciary activities of $17,000 which were off-set by an increase in other income totaling $15,000. Non-interest income of $659,000 in 1996 was an increase of approximately 3.9% from $634,000 in 1995. The increase in 1996 resulted primarily from an increase in service charges on deposits and in securities gains.

      Non-interest expense increased 4.1% to $3,850,000 in 1997 from $3,700,000 in 1996. Non-interest expense was $3,543,000 in 1995. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 1997 was primarily attributable to an increase in salaries and employment benefits of $166,000 (7.7%), increases in occupancy expenses ($38,000 or 16.4%) and Federal Deposit insurance premiums ($18,000). These increases in 1997 were offset by a decrease of $20,000 in furniture and equipment expenses. The non-interest expense increased approximately 4.4% from 1995 to 1996 and was due primarily to increases in salaries and employees benefits, occupancy expenses, furniture and equipment expenses and securities losses with an offset from the decrease in Federal Deposit insurance premiums.

      Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

         The Company plans to adopt Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". The new statement which becomes effective for years beginning after December 15, 1997, requires a new financial statement that includes unrealized gains and losses on certain assets and liabilities. The statement will provide additional information but will not impact existing statements.

IMPACT OF INFLATION

      Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance since they impact both interest revenues and interest costs.

                           MAGGART & ASSOCIATES, P.C.
                          Certified Public Accountants
                               FIRST UNION TOWER
                                   SUITE 2150
                            150 FOURTH AVENUE, NORTH
                        NASHVILLE, TENNESSEE 37219-2417
                            Telephone (615) 252-6100
                            Facsimile (615) 252-6105


                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
First McMinnville Corporation:


We have audited the accompanying balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       /s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 28, 1998

                          FIRST MCMINNVILLE CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                                      In Thousands
                                                                                 ----------------------
                                                                                    1997        1996
                                                                                    ----        ----
                                      ASSETS
Loans, less allowance for possible loan losses of $1,314,000
   and $1,724,000, respectively                                                  $ 110,159     107,940
Securities:
   Held-to-maturity, at amortized cost (market value $47,584,000
     and $55,232,000, respectively)                                                 46,495      54,521
   Available-for-sale, at market (amortized cost $43,513,000 and
     $24,468,000, respectively)                                                     43,868      24,288
                                                                                 ---------    --------
                  Total securities                                                  90,363      78,809
                                                                                 ---------    --------
Interest-bearing deposits in financial institutions                                    100         100
Federal funds sold                                                                   2,650          --
                                                                                 ---------    --------
                  Total earning assets                                             203,272     186,849
                                                                                 ---------    --------

Cash and due from banks                                                              4,461       3,532
Premises and equipment, net                                                          2,230       2,368
Accrued interest receivable                                                          2,020       1,903
Deferred tax asset                                                                      39         405
Other real estate                                                                       11          69
Other assets                                                                           732         606
                                                                                 ---------    --------

                  Total assets                                                   $ 212,765     195,732
                                                                                 =========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                         $ 172,891     159,746
Securities sold under repurchase agreements                                          4,350       2,531
Federal funds purchased                                                                 --         500
Accrued interest and other liabilities                                               2,967       2,930
                                                                                 ---------    --------
                  Total liabilities                                                180,208     165,707
                                                                                 ---------    --------

Stockholders' equity:
   Common stock, par value $2.50 per share, authorized 5,000,000,
     issued 605,800 shares and 604,800, respectively                                 1,514       1,512
   Additional paid-in capital                                                        1,568       1,512
   Retained earnings                                                                31,561      29,321
   Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $135,000 and income tax benefits of
     $68,000, respectively                                                             220        (111)
                                                                                 ---------    --------
                                                                                    34,863      32,234
Less cost of treasury stock of 69,696 shares in 1997 and 68,017 shares in 1996      (2,306)     (2,209)
                                                                                 ---------    --------
                  Total stockholders' equity                                        32,557      30,025
                                                                                 ---------    --------

COMMITMENTS AND CONTINGENT LIABILITIES

                  Total liabilities and stockholders' equity                     $ 212,765     195,732
                                                                                 =========    ========


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                       Consolidated Statements of Earnings

                       Three Years Ended December 31, 1997


                                                                         In Thousands
                                                                     Except Per Share Amount
                                                                ------------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Interest income:
   Interest and fees on loans                                   $  9,878      9,380      8,802
   Interest and dividends on securities:
     Taxable securities                                            4,396      3,899      3,712
     Exempt from Federal income taxes                              1,180      1,299      1,217
   Interest on Federal funds sold                                    231         86        156
   Interest on interest-bearing deposits in financial
       institutions                                                    6          6          5
                                                                --------    -------    -------
                  Total interest income                           15,691     14,670     13,892
                                                                --------    -------    -------

Interest expense:
   Interest on negotiable order of withdrawal accounts               477        478        556
   Interest on money market demand and savings accounts            1,129      1,113      1,175
   Interest on certificates of deposit                             5,347      4,877      4,574
   Interest on securities sold under repurchase agreements
     and short-term debt                                             128        131        113
                                                                --------    -------    -------
                  Total interest expense                           7,081      6,599      6,418
                                                                --------    -------    -------

Net interest income before provision for possible loan losses      8,610      8,071      7,474
Provision for possible loan losses                                   220        150        160
                                                                --------    -------    -------
Net interest income after provision for possible loan losses       8,390      7,921      7,314

Non-interest income                                                  618        659        634
Non-interest expense                                              (3,850)    (3,700)    (3,543)
                                                                --------    -------    -------

                  Earnings before income taxes                     5,158      4,880      4,405

Income taxes                                                       1,577      1,436      1,299
                                                                --------    -------    -------

                  Net earnings                                  $  3,581      3,444      3,106
                                                                ========    =======    =======
Basic earnings per common share                                 $   6.68       6.34       5.62
                                                                ========    =======    =======
Diluted earnings per common share                               $   6.67       6.34       5.62
                                                                ========    =======    =======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

                       Three Years Ended December 31, 1997

                                                                In Thousands, Except Shares
                                ----------------------------------------------------------------------------------
                                                                                             Net Unrealized
                                      Common Stock                                           Gains (Losses)
                                -----------------------  Additional                          On Available-
                                                  Par     Paid-In     Retained    Treasury      For-Sale
                                   Shares        Value    Capital     Earnings     Stock       Securities    Total
                                 ----------     ------    -------     --------    --------   -------------   -----
Balance December 31, 1994          579,537     $ 1,512      1,512       25,305      (1,312)       (565)      26,452

Net earnings                            --          --         --        3,106          --          --        3,106

Cash dividends declared $2.25
   per share                            --          --         --       (1,240)         --          --       (1,240)

Cost of 2,249 shares of treasury
   stock                                --          --         --           --        (116)         --         (116)

Net change in unrealized gains
   (losses) on available-for-sale-
   securities during the year, net
   of income taxes of $420,000          --          --         --           --          --         687          687
                                   -------       -----      -----       ------      ------         ---       ------

Balance December 31, 1995          579,537       1,512      1,512       27,171      (1,428)        122       28,889

Net earnings                            --          --         --        3,444          --          --        3,444

Cash dividends declared $2.40
   per share                            --          --         --       (1,294)         --          --       (1,294)

Cost of 14,388 shares of treasury
   stock                                --          --         --           --        (781)         --         (781)

Net change in unrealized gains
   (losses) on available-for-sale-
   securities during the year, net
   of income tax benefits of
   $142,000                             --          --         --           --          --        (233)        (233)
                                   -------       -----      -----       ------      ------         ---       ------

Balance December 31, 1996          579,537       1,512      1,512       29,321      (2,209)       (111)      30,025

Net earnings for year                   --          --         --        3,581          --          --        3,581

Issuance of 1,000 shares of
   common stock                      1,000           2         56           --          --          --           58

Cash dividends declared $2.50
   per share                            --          --         --       (1,341)         --          --       (1,341)

Cost of 1,679 shares of
   treasury stock                       --          --         --           --         (97)         --          (97)

Net change in unrealized gains
   (losses) on available-for-sale-
   securities during the year, net
   of income taxes of $203,000          --          --         --           --          --         331          331
                                   -------       -----      -----       ------      ------         ---       ------

Balance December 31, 1997          580,537     $ 1,514      1,568       31,561      (2,306)        220       32,557
                                   =======     =======      =====       ======      ======         ===       ======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                      Consolidated Statements of Cash Flows

                       Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         In Thousands
                                                                ------------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Cash flows from operating activities:
   Interest received                                            $ 15,517     14,727     13,762
   Fees and commissions received                                     627        659        583
   Interest paid                                                  (6,889)    (6,773)    (5,895)
   Cash paid to suppliers and employees                           (3,665)    (3,481)    (3,345)
   Income taxes paid                                              (1,653)    (1,416)    (1,307)
                                                                --------    -------    -------
                  Net cash provided by operating activities        3,937      3,716      3,798
                                                                --------    -------    -------

Cash flows from investing activities:
   Purchase of available-for-sale securities                     (39,669)    (7,747)   (21,835)
   Proceeds from sales of available-for-sale securities            5,284      9,578      9,888
   Proceeds from maturities of available-for-sale securities      15,376      5,723      4,677
   Purchase of held-to-maturity securities                       (15,457)   (21,491)    (4,797)
   Proceeds from maturities of held-to-maturity securities        23,495     15,820     12,432
   Loans made to customers, net of repayments                     (2,439)    (8,838)    (9,067)
   Purchase of premises and equipment                               (141)      (676)      (449)
   Proceeds from sales of other real estate                           58        281        574
                                                                --------    -------    -------
                  Net cash used in investing activities          (13,493)    (7,350)    (8,577)
                                                                --------    -------    -------

Cash flows from financing activities:
   Net increase (decrease) in demand,
     NOW and savings deposit accounts                              3,039      1,122     (1,917)
   Net increase in time deposits                                  10,106      4,073      7,837
   Net increase (decrease) in securities sold under
     repurchase agreements                                         1,819     (1,682)     1,921
   Increase (decrease) in Federal funds purchased                   (500)       500       (600)
   Proceeds from issuance of short-term notes payable                 --         45         56
   Repayment of short-term notes payable                              --        (45)       (56)
   Dividends paid                                                 (1,290)    (1,238)    (1,202)
   Payments to acquire treasury stock                                (97)      (781)      (116)
   Proceeds from issuance of common stock                             58         --         --
                                                                --------    -------    -------
                  Net cash provided by financing activities       13,135      1,994      5,923
                                                                --------    -------    -------

Net increase (decrease) in cash and cash equivalents               3,579     (1,640)     1,144

Cash and cash equivalents at beginning of year                     3,532      5,172      4,028
                                                                --------    -------    -------

Cash and cash equivalents at end of year                        $  7,111      3,532      5,172
                                                                ========    =======    =======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                       Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                       In Thousands
                                                                              ------------------------------
                                                                                 1997       1996       1995
                                                                                 ----       ----       ----
Reconciliation of net earnings to net cash
  provided by operating activities:
     Net earnings                                                             $  3,581      3,444      3,106
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                             236        219        222
         Provision for possible loan losses                                        220        150        160
         Provision for deferred taxes                                              163        (17)       (24)
         Securities gains related to available-for-sale securities                 (11)       (54)      (103)
         Securities losses related to available-for-sale                            20        147         52
         FHLB dividend reinvestment                                                (45)       (42)       (37)
         Loss on disposal of premises and equipment                                 43         --         --
         Increase (decrease) in taxes payable                                     (239)        37         16
         Decrease (increase) in interest receivable                               (117)       112        (93)
         Increase (decrease) in interest payable                                   192       (174)       523
         Decrease in other assets and liabilities, net                            (106)      (106)       (24)
                                                                              --------    -------    -------
                  Total adjustments                                                356        272        692
                                                                              --------    -------    -------

                  Net cash provided by operating activities                   $  3,937      3,716      3,798
                                                                              ========    =======    =======



Supplemental Schedule of Non-Cash Activities:

   Non-cash transfers from loans to other real estate                         $    ---         45        355
                                                                              ========    =======    =======

   Unrealized gain (loss) in value of securities available-for-
     sale net of income taxes of $203,000 in 1997,
     income tax benefits of $142,000 in 1996 and income
     taxes of $420,000 in 1995                                                $    331       (233)       687
                                                                              ========    =======    =======


See accompanying notes to consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

(1)      Summary of Significant Accounting Policies

         The accounting and reporting policies of First McMinnville Corporation (the "Company") and its wholly-owned subsidiary, the First National Bank of McMinnville ("Bank") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry.

         The following is a brief summary of the significant policies.

         (a)      Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of McMinnville. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)      Nature of Operations

                  The Company is registered as a one bank holding company under the Bank Holding Company Act of 1956. The Bank operates under a Federal Bank Charter and provides full banking services. As a national bank, the subsidiary bank is subject to regulation of the Office of the Comptroller of the Currency. The area served by First National Bank of McMinnville is Warren County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and four branches.

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

         (d)      Loans

                  Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

                  The Company adopted, on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (d)      Loans, Continued

                  A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for possible loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for possible loan losses.

                  The Company's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

                  The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

                  Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

                  Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (d)      Loans, Continued

                  Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

                  The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

         (e)      Allowance for Possible Loan Losses

                  The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

                  The allowance for possible loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (e)      Allowance for Possible Loan Losses, Continued

                  The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced (increased) by loans charged off net of recoveries on loans previously charged off. The provision is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

         (f)      Debt and Equity Securities

                  The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

                  -     Securities Held-to-Maturity

                        Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

                  -     Trading Securities

                        Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

                  -     Securities Available-for-Sale

                        Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts are recognized by the interest method.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (f)      Debt and Equity Securities, Continued

                  No securities have been classified as trading securities.

                  Realized gains or losses from the sale of debt and equity securities were recognized based upon the specific identification method.

         (g)      Premises and Equipment

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

         (h)      Long-Lived Assets

                  In March, 1995, Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the company adopted this statement and determined that no impairment loss need be recognized for its long-lived assets.

         (i)      Other Real Estate

                  Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost to disposal. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(1)      Summary of Significant Accounting Policies, Continued

         (j)      Income Taxes

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

         (k)      Pension Expense

                  The subsidiary accounts for its defined benefit pension plan under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". Accordingly, the net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial excess of projected benefits over plan assets and actuarial gains and losses.

         (l)      Cash and Cash Equivalents

                  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Bank maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.

         (m)      Reclassifications

                  Certain reclassifications have been made to the 1996 and 1995 figures to conform to the presentation for 1997.

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

                        December 31, 1997, 1996 and 1995


(2)      Loans and Allowance for Possible Loan Losses

         Loans and allowance for possible loan losses at December 31, 1997 and 1996 are summarized as follows:

                                                              In Thousands
                                                         ---------------------
                                                             1997        1996
                                                             ----        ----
               Commercial, financial and agricultural    $  28,833      30,232
               Real estate - construction                    2,405       2,224
               Real estate - mortgage                       77,393      74,290
               Consumer                                      2,842       2,918
                                                         ---------    --------
                                                           111,473     109,664
               Less allowance for possible loan losses      (1,314)     (1,724)
                                                         ---------    --------
                                                         $ 110,159     107,940
                                                         =========    ========


         In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $2,450,000 and $2,842,000 at December 31, 1997 and 1996, respectively. During 1997, $1,295,000 of such loans were made and repayments totaled $1,687,000. As of December 31, 1997, none of these loans were restructured, nor were any related party loans charged off during the past three years.

         No loans had been placed on non-accrual status during 1997 and 1996.

         The principal maturities on loans at December 31, 1997 are as follows:

                                                                  In Thousands
                               ---------------------------------------------------------------------------------
                                 Commercial,
                                  Financial
                                     and           Real Estate -    Real Estate-
                                 Agricultural      Construction       Mortgage          Consumer         Total
                                 ------------      ------------       --------          --------         ------
           3 months or less    $       5,546                   -         7,573               895          14,014
           3 to 12 months             10,849               2,405        11,253               973          25,480
           1 to 5 years               11,735                   -        50,297               974          63,006
           Over 5 Years                  703                   -         8,270                 -           8,973
                               -------------       -------------    ----------         ---------     -----------

                               $      28,833               2,405        77,393             2,842         111,473
                               =============       =============    ==========         =========     ===========


         At December 31, 1997, variable rate and fixed rate loans totaled approximately $14,362,000 and $97,111,000, respectively. At December 31, 1996, variable rate loans were approximately $18,252,000 and fixed rate loans totaled approximately $91,412,000.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(2)      Loans and Allowance for Possible Loan Losses, Continued

         Transactions in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

                                                                         In Thousands
                                                                -------------------------------
                                                                   1997       1996       1995
                                                                   ----       ----       ----
Balance, beginning of year                                      $  1,724      1,562      1,448
Provision charged to operating expense                               220        150        160
                                                                --------    -------    -------
                                                                   1,944      1,712      1,608
                                                                --------    -------    -------

Loans charged off                                                   (660)       (98)       (86)
Recoveries on losses                                                  30        110         40
                                                                --------    -------    -------
         Net loan recoveries (charge-offs)                          (630)        12        (46)
                                                                --------    -------    -------
Balance, end of year                                            $  1,314      1,724      1,562
                                                                ========    =======    =======

         The Company's principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 1997, the Company had loans to customers in the nursery industry totaling approximately $10,737,000 as compared to $11,287,000 at December 31, 1996. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower's financial condition.

         Impaired loans and related loan loss reserve amounts at December 31, 1997 and 1996 were as follows:

                                                                  In Thousands
                                                           -----------------------
                                                               1997          1996
                                                               ----          ----
                   Recorded investment                     $   3,454         4,186
                   Loan loss reserve                       $     675         1,200


         The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $4,116,000 and $3,832,000, respectively.

         The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $393,000 and $367,000 for 1997 and 1996, respectively.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities

         Debt and equity securities have been classified in the balance sheet according to management's intent. The Company's classification of securities at December 31, 1997 is as follows:

                                                                     Securities Held-To-Maturity
                                                  ----------------------------------------------------------------
                                                                            In Thousands
                                                  ----------------------------------------------------------------
                                                                                1997
                                                  ----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    -------------    -------------    ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      21,094             419                23          21,490
            Obligations of states and political
              subdivision                                22,399             732                14          23,117
            Corporate and other securities                  761              19                 1             779
            Mortgage-backed securities                    2,241               -                43           2,198
                                                  -------------    ------------     -------------    ------------
                                                  $      46,495           1,170                81          47,584
                                                  =============    ============     =============    ============

                                                                     Securities Available-For-Sale
                                                  ----------------------------------------------------------------
                                                                            In Thousands
                                                  ----------------------------------------------------------------
                                                                                1997
                                                  ----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    -------------    ------------     ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      39,506              371              17           39,860
            Obligations of states and political
              subdivision                                 1,515               55               -            1,570
            Corporate and other securities                  762                -               -              762
            Mortgage-backed securities                    1,730                -              54            1,676
                                                  -------------    -------------    ------------     ------------
                                                  $      43,513              426              71           43,868
                                                  =============    =============    ============     ============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities, Continued

         Debt and equity securities at December 31, 1996 consist of the following:

                                                                     Securities Held-To-Maturity
                                                  ----------------------------------------------------------------
                                                                            In Thousands
                                                  ----------------------------------------------------------------
                                                                                1996
                                                  ----------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    -------------    -------------    ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      29,765             397               44           30,118
            Obligations of states and political
              subdivision                                21,101             493               59           21,535
            Corporate and other securities                1,416              29                7            1,438
            Mortgage-backed securities                    2,239               -               98            2,141
                                                  -------------    ------------     ------------     ------------
                                                  $      54,521             919              208           55,232
                                                  =============    ============     ============     ============

                                                                    Securities Available-For-Sale
                                                  ---------------------------------------------------------------
                                                                            In Thousands
                                                  ---------------------------------------------------------------
                                                                                 1996
                                                  ---------------------------------------------------------------
                                                                        Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized         Market
                                                       Cost             Gains           Losses            Value
                                                  -------------    ------------     ------------     ------------
            U.S. Treasury and other U.S.
              Government agencies and
              corporations                        $      20,161              23              156           20,028
            Obligations of states and political
              subdivision                                 1,547              30               10            1,567
            Corporate and other securities                  717               -                -              717
            Mortgage-backed securities                    2,043               1               68            1,976
                                                  -------------    ------------     ------------     ------------
                                                  $      24,468              54              234           24,288
                                                  =============    ============     ============     ============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities, Continued

         The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                     In Thousands
                                                                         -----------------------------------
                 Securities Held-To-Maturity                                                    Estimated
                 ---------------------------                               Amortized              Market
                                                                              Cost                Value
                                                                         -------------        --------------
                 Due in one year or less                                 $       3,904                 3,913
                 Due after one year through five years                          14,955                15,176
                 Due after five years through ten years                         19,326                19,924
                 Due after ten years                                             7,549                 7,792
                                                                         -------------        --------------
                                                                                45,734                46,805
                 Corporate and other securities                                    761                   779
                                                                         -------------        --------------
                                                                         $      46,495                47,584
                                                                         =============        ==============

                                                                                     In Thousands
                                                                         -----------------------------------
                 Securities Available-For-Sale                                                   Estimated
                 -----------------------------                              Amortized             Market
                                                                              Cost                  Value
                                                                         -------------        --------------
                 Due in one year or less                                 $         102                   102
                 Due after one year through five years                           2,637                 2,636
                 Due after five years through ten years                         30,629                30,950
                 Due after ten years                                             9,383                 9,418
                                                                         -------------        --------------
                                                                                42,751                43,106
                 Federal Home Loan Bank stock                                      671                   671
                 Federal Reserve Bank stock                                         91                    91
                                                                         -------------        --------------
                                                                         $      43,513                43,868
                                                                         =============        ==============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(3)      Debt and Equity Securities, Continued

         Results from sales of debt and equity securities are as follows:

                                                                        In Thousands
                                                             ----------------------------------
                                                               For the Year Ended December 31,
                                                             ----------------------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----
                 Gross proceeds                              $   5,284       9,578       9,888
                                                             =========   =========    ========

                 Gross realized gains                        $      11          54         103
                 Gross realized losses                             (20)        147          52
                                                             ---------   ---------    --------
                        Net realized gains (losses)          $      (9)        (93)         51
                                                             =========   =========    ========


         Included in the above gains and losses table is a realized loss of $12,000 in 1997 and gains of $13,000 and $12,000 in 1996 and 1995, respectively, related to calls of securities classified as held-to-maturity.

         The Company periodically applies the stress test to its securities portfolio. To meet the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities to fail the stress test at December 31, 1997.

         Securities with approximate carrying values of $15,251,000 (approximate market value of $15,367,000) and $14,641,000 (approximate market value of $14,730,000) at December 31, 1997 and 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

         Included in the securities at December 31, 1997, are approximately $14,717,000 at amortized cost (approximate market value of $15,094,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

         Securities that have rates that adjust prior to maturity totaled $3,489,000 (market value $3,415,000) at December 31, 1997 as compared to $4,004,000 (market value $3,869,000) at December 31, 1996.

         Included in the securities portfolio is stock of the Federal Home Loan Bank amounting to $672,000 and $626,000 at December 31, 1997 and 1996, respectively. The stock can be sold back at par and only to the Federal Home Loan Bank or to another member institution.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(4)      Premises and Equipment

         The detail of premises and equipment at December 31, 1997 and 1996 is as follows:

                                                                             In Thousands
                                                                     ----------------------------
                                                                         1997               1996
                                                                         ----               ----
                   Land                                              $     426                426
                   Buildings                                             2,552              2,558
                   Furniture and equipment                               1,722              2,148
                                                                     ---------           --------
                                                                         4,700              5,132
                   Less accumulated depreciation                        (2,470)            (2,764)
                                                                     ---------           --------
                                                                     $   2,230              2,368
                                                                     =========           ========


         During 1996, the Company constructed a branch facility on Smithville Highway in McMinnville, Tennessee at a building cost of $522,000. The contractor, who is a director of the Company, was paid construction costs of $478,000.

(5)      Deposits

         Deposits at December 31, 1997 and 1996 are summarized as follows:

                                                                                            In Thousands
                                                                                     -----------------------
                                                                                        1997        1996
                                                                                        ----        ----
                   Demand deposits                                                   $  21,241      18,802
                   Negotiable order of withdrawals                                      19,479      19,359
                   Money market demand accounts                                         10,449      10,172
                   Savings deposits                                                     23,713      23,510
                   Certificates of deposit $100,000 or greater                          31,678      26,920
                   Other certificates of deposit                                        56,674      52,351
                   Individual retirement accounts $100,000 or greater                    1,959       1,352
                   Other individual retirement accounts                                  7,698       7,280
                                                                                     ---------    --------

                                                                                     $ 172,891     159,746
                                                                                     =========     =======

         Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1997 are as follows:

                                                           In Thousands
                                       -----------------------------------------------------
                                       Single Deposits       Single Deposits
                    Maturity            Under $100,000        Over $100,000           Total
                    ---------           --------------       ---------------          ------
              3 months or less             $ 17,105              8,249                25,354
              3 to 6 months                  13,861              8,996                22,857
              6 to 12 months                 21,952             10,780                32,732
              1 to 5 years                   11,454              5,612                17,066
                                           --------             ------                ------
                                           $ 64,372             33,637                98,009
                                           ========             ======                ======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(5)      Deposits, Continued

         The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 1997 and 1996 were approximately $963,000 and $908,000, respectively.

(6)      Securities Sold Under Repurchase Agreements

         The maximum amounts of outstanding repurchase agreements during 1997 and 1996 was $6,383,000 and $5,666,000, respectively. The average daily balance outstanding during 1997, 1996 and 1995 was $3,968,000, $3,529,000 and $3,579,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(7)      Non-Interest Income and Non-Interest Expense

         The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

                                                                             In Thousands
                                                                ------------------------------------
                                                                   1997          1996           1995
                                                                   ----          ----           ----
                   Non-interest income:
                     Service charges on deposits                $    369           393            351
                     Other fees and commissions                      155           170            159
                     Commissions on fiduciary activities              49            66             19
                     Security gains, net                              --            --             51
                     Other income                                     45            30             54
                                                                --------       -------        -------
                           Total non-interest income            $    618           659            634
                                                                ========       =======        =======

                   Non-interest expense:
                     Salaries and employee benefits             $  2,310         2,144          2,036
                     Occupancy expenses, net                         270           232            197
                     Furniture and equipment expenses                318           338            279
                     FDIC insurance                                   20             2            171
                     Security losses, net                              9            93             --
                     Loss on disposal of premises and equipment       43            --             --
                     Other operating expenses                        880           891            860
                                                                --------       -------        -------
                           Total non-interest expense           $  3,850         3,700          3,543
                                                                ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(8)      Income Taxes

         The components of the net deferred tax asset are as follows:

                                                                             In Thousands
                                                                     ----------------------------
                                                                              December 31,
                                                                     ----------------------------
                                                                       1997               1996
                                                                       ----               ----
                   Deferred tax asset:
                     Federal                                         $     294                479
                     State                                                  55                 90
                                                                     ---------           --------
                                                                           349                569
                                                                     ---------           --------
                   Deferred tax liability:
                     Federal                                              (261)              (138)
                     State                                                 (49)               (26)
                                                                     ---------           --------
                                                                          (310)              (164)
                                                                     ---------           --------

                                                                     $      39                405
                                                                     =========           ========


         The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

                                                                                     In Thousands
                                                                                  ------------------
                                                                                     December 31,
                                                                                    --------------
                                                                                    1997       1996
                                                                                    ----       ----
               Financial statement allowance for possible loan losses
                 in excess of tax allowance                                       $  349        501

               Excess of depreciation deducted for tax purposes
                 over the amounts deducted in the financial statements              (130)      (148)

               Book pension expense under the allowable tax deduction                (45)       (16)

               Unrealized (gain) loss in investment securities
                 available-for-sale                                                 (135)        68
                                                                                  ------      -----

                                                                                  $   39        405
                                                                                  ======      =====

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(8)      Income Taxes, Continued

         The components of income tax expense (benefit) are summarized as follows:

                                                               In Thousands
                                             ----------------------------------------------
                                                 Federal           State           Total
                                                 -------           -----           -----
               1997
               ----
                 Current                     $        1,130             284           1,414
                 Deferred                               137              26             163
                                             --------------   -------------    ------------
                      Total                  $        1,267             310           1,577
                                             ==============   =============    ============

               1996
               ----
                 Current                     $        1,160             293           1,453
                 Deferred                               (14)             (3)            (17)
                                             --------------   -------------    ------------
                      Total                  $        1,146             290           1,436
                                             ==============   =============    ============

               1995
               ----
                 Current                     $        1,054             269           1,323
                 Deferred                               (20)             (4)            (24)
                                             --------------   -------------    ------------
                      Total                  $        1,034             265           1,299
                                             ==============   =============    ============


         A reconciliation of actual income tax expense of $1,577,000, $1,436,000 and $1,299,000 for the years ended December 31, 1997, 1996 and 1995, respectively, to the "expected" tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

                                                                            In Thousands
                                                           -------------------------------------------
                                                               1997             1996            1995
                                                               ----             ----            ----
               Computed "expected" tax expense             $    1,754           1,659           1,498
               State income taxes, net of Federal
                 income tax benefit                               206             192             173
               Tax exempt interest, net of interest
                 expense exclusion                               (376)           (414)           (371)
               Other, net                                          (7)             (1)             (1)
                                                           ----------      ----------       ---------
                                                           $    1,577           1,436           1,299
                                                           ==========      ==========       =========


         Total income tax expense for 1997 and 1996 includes income tax benefits of $3,000 and $35,000, respectively, related to losses on sales of securities. A tax expense of $19,000 related to gains on sales of securities is included in the 1995 total income tax expense.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


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

         Total pension expense including prior service costs amortization amounted to $71,000 in 1997, $82,000 in 1996 and $99,000 in 1995. The
         pension expense for 1997, 1996 and 1995 is comprised of the following components.

                                                                              In Thousands
                                                                --------------------------------------
                                                                     1997          1996           1995
                                                                     ----          ----           ----
                   Service cost-benefits earned during
                     the period                                 $     87            82             76
                   Interest cost on projected benefit
                     obligation                                      155           140            125
                   Expected return on plan assets                   (172)         (144)          (116)
                   Net amortization and deferral                       1             4             14
                                                                --------       -------        -------
                                                                $     71            82             99
                                                                ========       =======        =======


         The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1997 and 1996:

                                                                                           In Thousands
                                                                                 -----------------------------
                                                                                           December 31,
                                                                                           ------------
                                                                                      1997             1996
                                                                                      ----             ----
               Actuarial present value of benefit obligations:
                 Accumulated benefit obligation, including vested
                    benefits of $1,673,000 and $1,417,000, respectively          $        1,689          1,431
                                                                                 ==============   ============

               Actuarial present value of projected benefits obligation          $        2,503          2,073
               Plan assets at fair market value                                           2,502          2,159
                                                                                 --------------   ------------
                 Excess of plan assets (over) under the projected
                    benefit obligation                                                        1            (86)
                 Unamortized net asset being recognized over 30 years                      (418)          (440)
                 Unrecognized net gain                                                      297            485
                                                                                 --------------   ------------
                      Net pension liability recognized in the
                        consolidated balance sheets                              $         (120)           (41)
                                                                                 ==============   ============
                 Discount rate                                                              6.5%           7.5%
                                                                                 ==============   ============
                 Rate of increase in compensation levels                                      5%             5%
                                                                                 ==============   ============
                 Long-term rate of return on assets                                           8%             8%
                                                                                 ==============   ============

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(9)      Employee Benefit Plans, Continued

         In December, 1988 the Bank adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed 1 year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1997, 1996 and 1995, the Bank contributed $45,000, $41,000 and $43,000, respectively, to the plan.

(10)     Regulatory Matters and Restrictions on Dividends

         The Company and its wholly-owned subsidiary are subject to regulatory capital requirements administered by the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary may distribute. At December 31, 1997, management believes that the Company and the Bank meet all such capital requirements to which they are subject.

         The Company and the Bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company and its bank subsidiary are required to have minimum Tier I and total risk-based capital ratios of 4.0% and 8.0%, respectively. The Company's actual ratios at that date were 27.9% and 28.9%, respectively. The leverage ratio at December 31, 1997 was 15.2% and the minimum requirement was 4.0%.

(11)     Commitments and Contingent Liabilities

         The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

         The Company has an unsecured $2,000,000 line of credit with another financial institution. The Bank has lines of credit with other financial institutions totaling $10,000,000. At December 31, 1997 and 1996, there was no outstanding balances under these lines of credit.

(12)     Concentration of Credit Risk

         Substantially all of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Virtually all such customers are depositors of the Bank. Investment in state and municipal securities also include governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(12)     Concentration of Credit Risk, Continued

         At December 31, 1997, the Company's cash and due from banks included commercial bank deposit accounts aggregating $2,318,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

         In addition, Federal funds sold were deposited with two banks.

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

                                                                               In Thousands
                                                                         -------------------------
                                                                                Contract or
                                                                              Notional Amount
                                                                         -------------------------
                                                                              1997          1996
                                                                              ----          ----
               Financial instruments whose contract
                 amounts represent credit risk:
                    Commercial loan commitments                          $    1,309         1,157
                    Unfunded lines-of-credit                                  6,827         5,694
                    Letters of credit                                         1,379         1,493
                                                                         ----------    ----------
                           Total                                         $    9,515         8,344
                                                                         ==========    ==========


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

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation -
            Parent Company Financial Information

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                                 Balance Sheets

                           December 31, 1997 and 1996

                                                                                       In Thousands
                                                                                --------------------------
                                                                                      1997           1996
                                                                                      ----           ----
                                         ASSETS
                                         ------
           Cash                                                                 $      1,328*         1,159*
           Investment in commercial bank subsidiary                                   32,296*        29,886*
           Due from commercial bank subsidiary                                             5*             -
                                                                                ------------    -----------
                Total assets                                                    $     33,629         31,045
                                                                                ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

           Dividend payable                                                     $      1,072          1,020
                                                                                ------------    -----------
           Stockholders' equity:
             Common stock, par value $2.50 per share, authorized
                5,000,000 shares, issued 605,800 shares and
                604,800, respectively                                                  1,514          1,512
             Additional paid-in capital                                                1,568          1,512
             Retained earnings                                                        31,561         29,321
             Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $135,000 and income tax benefit
                of $68,000, respectively                                                 220           (111)
                                                                                ------------    -----------
                                                                                      34,863         32,234
             Less cost of treasury stock of 69,696 shares in
                1997 and 68,017 in 1996                                               (2,306)        (2,209)
                                                                                ------------    -----------
                    Total stockholders' equity                                        32,557         30,025
                                                                                ------------    -----------
                    Total liabilities and stockholders' equity                  $     33,629         31,045
                                                                                ============    ===========




           *Eliminated in consolidation.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation -
            Parent Company Financial Information, Continued

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                             Statements of Earnings

                   For the Three Years Ended December 31, 1997

                                                                  ---------------------------------------
                                                                               In Thousands
                                                                  ---------------------------------------
                                                                       1997          1996          1995
                                                                       ----          ----          ----
           Income:
             Dividends from commercial bank subsidiary            $    1,512*        2,126*        1,406*

           Other expenses                                                 14            13             9
                                                                  ----------    ----------    ----------
                  Earnings before Federal income tax benefits
                    and equity in undistributed earnings of
                    commercial bank subsidiary                         1,498         2,113         1,397

           Federal income tax benefits                                     5             5             3
                                                                  ----------    ----------    ----------
                                                                       1,503         2,118         1,400
           Equity in undistributed earnings of
             commercial bank subsidiary                                2,078*        1,326*        1,706*
                                                                  ----------    ----------    ----------

                  Net earnings                                    $    3,581         3,444         3,106
                                                                  ==========    ==========    ==========



         * Eliminated in consolidation.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation  -
            Parent Company Financial Information, Continued



                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                             Statements of Earnings

                   For the Three Years Ended December 31, 1997

                                                                       In Thousands, Except Shares
                                             --------------------------------------------------------------------------
                                                                                                      Net
                                                                                                   Unrealized
                                                                                                 Gains (Losses)
                                                        Additional                                On Available-
                                             Common      Paid-In      Retained      Treasury         For-Sale
                                             Stock       Capital      Earnings      Stock          Securities       Total
                                             -----      ---------    ---------     ---------     --------------    ------
Balance December 31, 1994                    $1,512       1,512       25,305       (1,312)           (565)          26,452
Net earnings                                      -           -        3,106            -               -            3,106
Cash dividends declared ($2.25 per
  share                                           -           -       (1,240)           -               -           (1,240)
Cost of 2,249 shares of treasury stock            -           -            -         (116)              -             (116)
Net change in unrealized appreciation
  loss during the year, net of income
  taxes of $420,000                               -           -            -            -             687              687
                                             ------   ---------    ---------       ------            ----          -------
Balance December 31, 1995                     1,512       1,512       27,171       (1,428)            122           28,889
Net earnings                                      -           -        3,444            -               -            3,444
Cash dividends declared $2.40 per
  share                                           -           -       (1,294)           -               -           (1,294)
Cost of 14,388 shares of treasury stock           -           -            -         (781)              -             (781)
Net change in unrealized gains (losses)
  on available-for-sale securities during
  the year, net of income tax benefits of
  $142,000                                        -           -            -            -            (233)            (233)
                                             ------   ---------    ---------       ------            ----          -------
Balance December 31, 1996                     1,512       1,512       29,321       (2,209)           (111)          30,025
Net earnings                                      -           -        3,581            -               -            3,581
Issuance of 1,000 shares of common
  stock                                           2          56            -            -               -               58
Cash dividends declared ($2.50 per
  share)                                          -           -       (1,341)           -               -           (1,341)
Cost of 1,679 shares of treasury stock            -           -            -          (97)              -              (97)
Net change in unrealized gains (losses)
  on available-for-sale securities during
  the year, net of income taxes of
  $203,000                                        -           -            -            -             331              331
                                             ------   ---------    ---------       ------            ----          -------
Balance December 31, 1997                    $1,514       1,568       31,561       (2,306)            220           32,557
                                             ======   =========    =========       ======            ====          =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation  -
            Parent Company Financial Information, Continued

                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                            Statements of Cash Flows

                   For the Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                            In Thousands
                                                                               ------------------------------------
                                                                                  1997          1996           1995
                                                                                  ----          ----           ----
               Cash flows from operating activities:
                 Cash paid to suppliers                                        $    (14)          (13)            (9)
                 Income tax benefit received from
                    commercial bank subsidiary                                       --             5              6
                                                                               --------       -------        -------
                      Net cash used in operating activities                         (14)           (8)            (3)
                                                                               --------       -------        -------

               Cash flows from investing activities:
                 Dividend received from commercial bank subsidiary                1,512         2,126          1,406
                 Proceeds from sales of available-for-sale securities                --            --              2
                                                                               --------       -------        -------
                      Net cash provided by investing activities                   1,512         2,126          1,408
                                                                               --------       -------        -------

               Cash flows from financing activities:
                 Proceeds from issuance of short-term notes payable                  --            45             56
                 Repayment of short-term notes payable                               --           (45)           (56)
                 Dividends paid                                                  (1,290)       (1,238)        (1,202)
                 Payments made to acquire treasury stock                            (97)         (781)          (116)
                 Proceeds from issuance of common stock                              58            --             --
                                                                               --------       -------        -------
                      Net cash used in financing activities                      (1,329)       (2,019)        (1,318)
                                                                               --------       -------        -------

                      Net increase in cash and cash equivalents                     169            99             87

               Cash and cash equivalents at beginning of year                     1,159         1,060            973
                                                                               --------       -------        -------

               Cash and cash equivalents at end of year                        $  1,328         1,159          1,060
                                                                               ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(14)     First McMinnville Corporation
            Parent Company Financial Information, Continued


                          FIRST MCMINNVILLE CORPORATION
                              (Parent Company Only)

                       Statements of Cash Flows, Continued

                   For the Three Years Ended December 31, 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                            In Thousands
                                                                               ------------------------------------
                                                                                  1997          1996           1995
                                                                                  ----          ----           ----
    Reconciliation of net earnings to net cash used
      in operating activities:
           Net earnings                                                        $  3,581         3,444          3,106

    Adjustments to reconcile net earnings to
      net cash used in operating activities:
         Equity in earnings of commercial bank subsidiary                        (3,590)       (3,452)        (3,112)
         Increase (decrease) in other assets, net                                    (5)           --              3
                                                                               --------       -------        -------
           Total adjustments                                                     (3,595)       (3,452)        (3,109)
                                                                               --------       -------        -------
           Net cash used in operating activities                               $    (14)           (8)            (3)
                                                                               ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

         Cash and short-term investments

              For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Investments and Mortgage-Backed Securities

              The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

              SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

         Loans

              Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

              The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

              The estimated maturity for mortgages is modified from the contractual terms to give consideration to management's experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


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

         Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

              Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1997 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments, Continued

         The carrying value and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                    In Thousands
                                                 -----------------------------------------------------
                                                          1997                         1996
                                                 -----------------------     -------------------------
                                                  Carrying                    Carrying
                                                   Amount     Fair Value       Amount      Fair Value
                                                   ------     ----------      --------     ----------
Financial assets:
  Cash and short-term investments                $  7,211         7,211          3,632          3,632
  Securities                                       90,363        91,452         78,809         79,520
  Loans                                           111,473                      109,664
  Less:  allowance for loan losses                  1,314                        1,724
                                                 --------       -------        -------        -------
  Loans, net of allowance                         110,159       110,404        107,940        108,210
                                                 --------       -------        -------        -------

Financial liabilities:
  Deposits                                        172,891       173,194        159,746        160,007
  Securities sold under
     repurchase agreements                          4,350         4,350          2,531          2,531
  Federal funds purchased                              --            --            500            500

Unrecognized financial instruments:
     Commitments to extend credit                      --            --             --             --
     Standby letters of credit                         --            --             --             --

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

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(15)     Disclosures About Fair Value of Financial Instruments, Continued

         Limitations, Continued

              Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(16)     Earnings Per Share (EPS)

         In 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share" established uniform standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

         The following is a summary of components comprising basic and diluted earnings per share (EPS):

    (In Thousands, except share amounts)                    1997          1996           1995
                                                            ----          ----           ----
    Basic EPS Computation:
      Numerator - income available to
         common shareholders                             $  3,581         3,444          3,106
                                                         --------       -------        -------
      Denominator - weighted average
         number of common shares
         outstanding                                      536,362       543,116        552,399
                                                         --------       -------        -------

      Basic earnings per common share                    $   6.68          6.34           5.62
                                                         ========       =======        =======
    Diluted EPS Computation:
      Numerator                                          $  3,581         3,444          3,106
                                                         --------       -------        -------
      Denominator:
         Weighted average number of
           common shares outstanding                      536,362       543,116        552,399
         Dilutive effect of stock options                     154            --             --
                                                         --------       -------        -------
                                                          536,516       543,116        552,399
                                                         --------       -------        -------

    Diluted earnings per common share                    $   6.67          6.34           5.62
                                                         ========       =======        =======

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(17)     Stock Option Plan

         In April, 1997, the stockholders of the Company approved the First McMinnville Corporation 1997 Stock Option Plan (The "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options for up to 57,500 shares of common stock to directors and employees of the Company.

         Under the Stock Option Plan awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

         In 1995, SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123) changed the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below:

    (In Thousands)                                         1997         1996        1995
                                                           ----         ----        ----
    Net earnings:
      As Reported                                       $  3,581         3,444       3,106
      Proforma                                          $  3,569         3,444       3,106

    Basic earnings per common share:
      As Reported                                       $   6.68          6.34        5.62
      Proforma                                          $   6.65          6.34        5.62

    Diluted earnings per common share:
      As Reported                                       $   6.67          6.34        5.62
      Proforma                                          $   6.65          6.34        5.62


         Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net income for future years.

                          FIRST MCMINNVILLE CORPORATION

                        December 31, 1997, 1996 and 1995


(17)     Stock Option Plan, Continued

         A summary of the stock option activity for 1997 is as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                                 Shares         Price
                                                -------        ---------
     Outstanding at beginning of year                --        $      --
     Granted                                     41,000            58.15
     Exercised                                   (1,000)           58.15
     Forfeited                                       --               --
                                                -------        ---------
     Outstanding at end of year                  40,000        $   58.15
                                                =======        =========
     Options exercisable at year end              5,400
                                                =======

         The following table summarizes information about fixed stock options at December 31, 1997:

                                    Options Outstanding                                Options Exercisable
               --------------------------------------------------------------     ---------------------------
                                                                 Weighted
                                                  Weighted        Average                            Weighted
                  Range of         Number         Average        Remaining            Number         Average
                  Exercise      Outstanding       Exercise      Contractual        Exercisable       Exercise
                   Prices       at 12/31/97         Price           Life           at 12/31/97         Price
                  --------      -----------       --------      -----------        -----------       --------
                  $  58.15         40,000         $  58.15       6.3 years             5,400          $ 58.15

                                LINE OF BUSINESS

During 1997, the Company and its subsidiary, First National Bank of McMinnville (the "Bank"), were engaged primarily in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and the State of Tennessee and regulations pursuant thereto. Services offered by the Bank include checking, passbook savings an certificate accounts, safe deposit box rental, personal, commercial, agricultural, construction and real estate loans, traveler's checks, cashier's checks, bank drafts, discount brokerage services, trust services, estate planning and other banking services. The Bank renders other services in connection with its general banking business such as individual credit and financial counseling, automatic teller services, and credit card accounts.


                         DIVIDEND AND MARKET INFORMATION

As of December 31, 1997, there were 463 holders of First McMinnville Corporation Common Stock. The following table sets forth the approximate prices at which First McMinnville Corporation Common Stock was purchased and sold in privately negotiated transactions in the Company's service area as reported to the Company or as estimated by the Company during each calendar quarter in the preceding two years.

                                              1997                               1996
                                   --------------------------         --------------------------
                                    I      II     III     IV           I      II     III     IV
         Representative Price      $57     59     60      61          $53     55     56      57

Holders of Company Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. First McMinnville Corporation paid cash dividends of $2.40 and $2.50 per share during 18996 and 1997, respectively. First McMinnville Corporation expects comparable cash dividends in the future. The limitations on the amounts available to First McMinnville Corporation for payment of dividends to stockholders are discussed in Management's Discussion and Analysis or Plan of Operations on page 10 and in the Notes to the Consolidated Financial Statements.

                           ANNUAL REPORT ON FORM 10-K

A copy of the 1997 Annual Report of First McMinnville Corporation, as filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10- K, will be provided to each stockholder free of charge on written request. Copies of any exhibits filed as part of this annual report will be provided on payment of a reasonable fee to cover reproduction cost. All requests should be addressed to: Charles C. Jacobs, President, First McMinnville Corporation, 200 East Main Street, McMinnville, TN 37110.

                                   MAIN OFFICE
                              200 EAST MAIN STREET




                                    BRANCHES

           SMITHVILLE HWY.                          SPARTA STREET
           917 SMITHVILLE HWY.                      1408 SPARTA STREET


           FARMERS & MERCHANTS                      MORRISON
           VIOLA, TENNESSEE                         9970 MANCHESTER HWY.





               OUR FIVE AUTOMATIC TELLER MACHINES MAKE IT POSSIBLE
                   FOR YOU TO DO YOUR BANKING 24 HOURS A DAY.
           AND NOW WITH THE CIRRUS NETWORK YOU HAVE NATIONWIDE ACCESS.
                  OUR ATMS ARE LOCATED AT 200 EAST MAIN STREET,
                   917 SMITHVILLE HIGHWAY, 1408 SPARTA STREET,
                           9970 MANCHESTER HIGHWAY AND
                        THE LOBBY OF RIVER PARK HOSPITAL.












                                   MEMBER FDIC