Form 10-Q
period 1998-03-31
FIRST MCMINNVILLE CORP
filed 1998-05-13
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE
--------
   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


                                 (931) 473-4402
              -----------------------------------------------------
              (Registrant's Telephone Number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X    NO
                                  ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock outstanding: 535,712 shares at April 27, 1998
                                     -------

PART I: FINANCIAL INFORMATION


Item 1. Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank"), are as follows:

      Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.

      Consolidated Statements of Earnings - For the three months ended March 31, 1998 and 1997.

      Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 1998 and 1997.

      Consolidated Statements of Cash Flows - For the three months ended March 31, 1998 and 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Disclosures required by Item 3. are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                                       March 31,      December 31,
                                                                          1998            1997
                                                                       ---------        --------
                                                                             (In Thousands)
                                      Assets
                                     -------
Loans                                                                  $ 112,226         111,473
   Less: Allowance for loan losses                                        (1,373)         (1,314)
                                                                       ---------        --------
                Net loans                                                110,853         110,159

Securities:
   Held to maturity, at cost (market value - $50,949,000 and
     $47,584,000, respectively)                                           49,789          46,495
   Available-for-sale, at market (amortized cost - $45,491,000
     and $43,513,000, respectively)                                       45,850          43,868
Interest-bearing deposits in other banks                                     100             100
Federal funds sold                                                          --             2,650
                                                                       ---------        --------
                Total earning assets                                     206,592         203,272

Cash and due from banks                                                    5,063           4,461
Bank premises and equipment, net of accumulated depreciation               2,177           2,230
Accrued interest receivable                                                2,220           2,020
Deferred tax asset                                                            37              39
Other real estate                                                             11              11
Other assets                                                                 506             732
                                                                       ---------        --------

                Total assets                                           $ 216,606         212,765
                                                                       =========        ========

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Deposits                                                               $ 175,666         172,891
Securities sold under repurchase agreements                                5,158           4,350
Accrued interest and other liabilities                                     2,301           2,967
                                                                       ---------        --------
                Total liabilities                                        183,125         180,208
                                                                       ---------        --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 606,600 shares and 605,800, respectively                       1,517           1,514
Additional paid-in capital                                                 1,612           1,568
Retained earnings                                                         32,507          31,561
Accumulated other comprehensive earnings:
   Net unrealized gains on available-for-sale securities, net of
     income taxes of $136,000 and $135,000, respectively                     223             220
                                                                       ---------        --------
                                                                          35,859          34,863
Less cost of treasury stock of 70,888 shares at March 31, 1998
   and 69,696 shares at December 31, 1997                                 (2,378)         (2,306)
                                                                       ---------        --------
                Total stockholders' equity                                33,481          32,557
                                                                       ---------        --------

                                                                       $ 216,606         212,765
                                                                       =========        ========

See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                           1998        1997
                                                                          ------       -----
                                                                        (Dollars In Thousands
                                                                       Except Per Share Amount)
Interest income:
   Interest and fees on loans                                             $2,392       2,364
   Interest and dividends on securities:
     Taxable securities                                                    1,234       1,001
     Exempt from Federal income taxes                                        319         305
   Interest on federal funds sold                                             27          29
   Interest on interest-bearing deposits in other banks and other
     interest                                                                  2           2
                                                                          ------       -----
                Total interest income                                      3,974       3,701
                                                                          ------       -----

Interest expense:
   Interest on negotiable order of withdrawal accounts                       120         117
   Interest on money market demand and savings accounts                      278         272
   Interest on certificates of deposit                                     1,383       1,253
   Interest on securities sold under repurchase agreements and
     short term borrowings                                                    42          22
   Interest on Federal funds purchased                                         2          10
                                                                          ------       -----
                Total interest expense                                     1,825       1,674
                                                                          ------       -----
                Net interest income                                        2,149       2,027
Provision for loan losses                                                     45          30
                                                                          ------       -----
                Net interest income after provision for loan losses        2,104       1,997
                                                                          ------       -----

Non-interest income:
   Service charges on deposit accounts                                       119         121
   Other fees and commissions                                                 60          59
   Commissions and fees on fiduciary activities                               12          11
   Security gains related to available-for-sale securities                    --           9
   Other income                                                               13          10
                                                                          ------       -----
                                                                             204         210
                                                                          ------       -----

Non-interest expense:
   Salaries and employee benefits                                            634         553
   Occupancy expenses, net                                                    58          55
   Furniture and equipment expense                                            22          21
   Data processing expense                                                    51          54
   FDIC insurance                                                              5           5
   Other operating expenses                                                  202         206
                                                                          ------       -----
                                                                             972         894
                                                                          ------       -----

Earnings before income taxes                                               1,336       1,313
Income taxes                                                                 390         386
                                                                          ------       -----
Net earnings                                                              $  946         927
                                                                          ======       =====

Basic earnings per common share                                           $ 1.77        1.73
                                                                          ======       =====

Diluted earnings per common share                                         $ 1.77        1.73
                                                                          ======       =====

Dividends per share                                                       $   --       $  --
                                                                          ======       =====


    See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)




                                                                        1998           1997
                                                                      --------        -------
                                                                          (In Thousands)

Net earnings                                                          $    946            927
                                                                      --------        -------
Other comprehensive earnings, net of tax:
   Unrealized gains (losses) on available-for-sale securities arising during period, net of taxes of $1,000 and
     $79,000, respectively                                                   3           (129)
   Less: reclassification adjustment for gains included in
     net earnings, net of taxes of $3,000                                 --               (6)
                                                                      --------        -------
                Other comprehensive earnings (loss)                          3           (135)
                                                                      --------        -------

                Comprehensive earnings                                $    949            792
                                                                      ========        =======



    See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                        1998           1997
                                                                      --------        -------
                                                                          (In Thousands)
Cash flows from operating activities:
   Interest received                                                  $  3,762          3,356
   Fees and commissions received                                           204            201
   Interest paid                                                        (1,533)        (1,330)
   Cash paid to suppliers and employees                                   (902)          (869)
   Income taxes paid                                                       (67)           (94)
                                                                      --------        -------
                Net cash provided by operating activities                1,464          1,264
                                                                      --------        -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities               7,807          4,644
   Proceeds from maturities of available-for-sale securities             7,578            163
   Proceeds from sales of available-for-sale securities                   --            1,323
   Purchase of held-to-maturity securities                             (11,101)        (1,679)
   Purchase of available-for-sale securities                            (9,543)        (4,516)
   Loans made to customers, net of repayments                             (739)          (500)
   Purchase of premise and equipment                                      --              (15)
                                                                      --------        -------
                Net cash used in investing activities                   (5,998)          (580)
                                                                      --------        -------

Cash flows from financing activities:
   Net (decrease) increase in non-interest bearing, savings and
     NOW deposit accounts                                                 (580)         2,577
   Net increase in time deposits                                         3,355          5,137
   Increase in securities sold under repurchase agreement                  808          1,022
   Decrease in Federal funds purchased                                    --             (500)
   Dividends paid                                                       (1,072)        (1,020)
   Proceeds from issuance of common stock                                   47           --
   Payments to acquire treasury stock                                      (72)           (24)
                                                                      --------        -------
                Net cash provided by financing activities                2,486          7,192
                                                                      --------        -------

Net (decrease) increase in cash and cash equivalents                    (2,048)         7,876

Cash and cash equivalents at beginning of period                         7,111          3,532
                                                                      --------        -------

Cash and cash equivalents at end of period                            $  5,063         11,408
                                                                      ========        =======


    See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                        1998           1997
                                                                      --------        -------
                                                                          (In Thousands)

Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                     $    946            927
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                       53             57
         Provision for loan losses                                          45             30
         Gain on sale of available-for-sale securities                    --               (9)
         FHLB dividend reinvestment                                        (12)           (11)
         Decrease (increase) in other assets, net                          226            (38)
         Increase in other liabilities                                     114            296
         Increase in interest receivable                                  (200)          (332)
         Increase in interest payable                                      292            344
                                                                      --------        -------
                Total adjustments                                          518            337
                                                                      --------        -------

                Net cash provided by operating activities             $  1,464          1,264
                                                                      ========        =======




Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities
       available-for- sale, net of income tax benefit
       of $1,000 and $82,000 for the quarters ended
       March 31,1998 and 1997, respectively                           $      3           (135)
                                                                      ========        =======

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company) and its wholly-owned subsidiary, First National Bank of McMinnville (Bank).

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997, comprehensive earnings for the three months ended March 31, 1998 and 1997 and changes in cash flows for the three months ended March 31, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                        Three Months Ended
                                                                              March 31,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------        -------
                                                                          (In Thousands)

Balance, January 1, 1998 and 1997, respectively                       $  1,314          1,724
Add (deduct):
   Losses charged to allowance                                              (5)           (12)
   Recoveries credited to allowance                                         19              7
   Provision for loan losses                                                45             30
                                                                      --------        -------
Balance, March 31, 1998 and 1997, respectively                        $  1,373          1,749
                                                                      ========        =======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a complete discussion of factors that impact liquidity, capital and the results of operations.

        Management's discussion and analysis may include forward-looking statements. Many factors affect First McMinnville Corporation's (the "Company") financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. There can be no assurance that any forward-looking results will be realized. The purpose of this discussion and analysis is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company.

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

        The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $6.1 million mature or reprice within the next twelve months.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1998 commercial loans of approximately $30.5 million and other loans (mortgage and consumer) of approximately $8.5 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis is placed on structuring adjustable rate loans.

        As for liabilities, certificates of deposit of $100,000 or greater of approximately $27.9 million will become due during the next twelve months. The Bank's deposit base increased approximately $2.8 million during the quarter ended March 31, 1998. Securities sold under repurchase agreements also increased approximately $800,000 during the first three months of 1998.

        Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

        The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At March 31, 1998, the Bank can declare during the remainder of 1998 cash dividends in an aggregate amount not to exceed approximately $5.6 million, exclusive of any 1998 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

        A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 15.5% at March 31, 1998 and 15.3% at December 31, 1997. Total assets increased 1.8% during the three months ended March 31, 1998. The annualized rate of return on stockholders' equity for the three months ended March 31, 1998 was 11.8% compared to 12.5% for the comparable period in 1997. The high percentage of equity capital to total assets contributes to a return on equity lower than the average for banks in the Bank's peer group. Cash dividends will be paid in the remainder of 1998 over 1997 only in the discretion of the Board of Directors and to the extent of available profits increase. Dividends paid during 1997 were $2.50 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

        Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.2%, a total capital to risk-based ratio of 28.3% and a Tier 1 leverage ratio of 15.5%, and fell within the category of "well capitalized" under the regulations.

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

        On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At March 31, 1998, 1,800 shares had been obtained through exercise and 4,600 options remained exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

RESULTS OF OPERATIONS

        Net earnings were $946,000 for the three months ended March 31, 1998 as compared to $927,000 for the same period in 1997.

        As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The Company's interest income, excluding tax equivalent adjustments, increased by $273,000 or 7.4% during the three months ended March 31, 1998 as compared to an increase of $132,000 or 3.7% for the same period in 1997. The increase in 1998 was attributable primarily to an increase in average earning assets together with a change in the mix of average earning assets with a higher volume of loans. The ratio of average earning assets to total average assets was 95.5% for the quarter ended March 31, 1998 and 96.1% for the quarter ended March 31, 1997.

        Interest expense increased by $151,000 for the three months ended March 31, 1998 or 9.0% compared to an increase of $28,000 or 1.7% for the same period in 1997. Such increases in interest expense can be attributable primarily to an increase in interest bearing liabilities.

        The foregoing resulted in net interest income of $2,149,000 for the three months ended March 31, 1998 an increase of $122,000 or 6.0% compared to the same period in 1997.

        The provision for loan losses was $45,000 and $30,000 for the first three months of 1998 and 1997, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problems on a timely basis.

        Effective January 1, 1995, the Company adopted on a prospective basis Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

       The Company's first mortgage single family residential, consumer and credit card loans which total approximately $52,000,000, $2,400,000 and $304,000, respectively at March 31, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

       Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 1998, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 1998 and December 31, 1997, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

       Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 1998, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at March 31, 1998 and December 31, 1997 were as follows:

                                          March 31, 1998        December 31, 1997
                                     -----------------------  ---------------------
                                                   Allowance              Allowance
                                      Recorded        for      Recorded      for
          (In Thousands)             Investment    Loan Loss  Investment  Loan Loss
                                     ----------    ---------  ----------  ---------

Impaired loans with allowance for
  loan loss                             $3,391         675       3,454       675

Impaired loans with no allowance
for loan loss                               --          --          --        --
                                        ------       -----       -----      ----
                                        $3,391         675       3,454       675
                                        ======       =====       =====      ====


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the three months ended March 31, 1998 and 1997 was $3,423,000 and $4,170,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $81,000 and $99,000 for 1998 and 1997, respectively.

        The following schedule details selected information as to non-performing loans of the Company at March 31, 1998:

                                           Past Due
                                            90 Days        Non-Accrual
                                            -------        -----------
                                                 (In Thousands)

Real estate loans                           $ --               --
Installment loans                              1               --
Commercial                                     5               --
                                            ----              ---
                                            $  6               --
                                            ====              ===

Renegotiated loans                          $ --               --
                                            ====              ===

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        At March 31, 1998, loans which include the above, totaling $5,620,000 were included in the Company's internal classified loan list. Of these loans $1,166,000 are real estate and $4,454,000 are commercial and other. The collateral values securing these loans total approximately $8,795,000 ($1,676,000 related to real property and $7,119,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

        Non-interest income excluding securities transactions increased $3,000 or 1.5% during the three months ended March 31, 1998 compared to an increase of $26,000 or 14.9% for the same period in 1997. The increase in 1997 was due primarily to increases in service charges on deposit accounts.

        There were no securities gains or losses during the three months ended March 31, 1998. Securities gains during the three months ended 1997 amounted to $9,000, and related to transactions in the available-for-sale category. The gains during 1997 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

        Non-interest expense increased $78,000 or 8.7% during the first three months of 1998 compared to an increase of $54,000 or 6.5% during the same period in 1997. The increases in 1998 and 1997 were due primarily to increases in salaries and employee benefits. These increases relate to normal cost of living and performance increases.

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

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 1998 and 1997:


(In Thousands, except share amounts)                                    1998           1997
                                                                      --------        -------

Basic EPS Computation:
  Numerator - income available to common
     shareholders                                                     $    946            927
                                                                      --------        -------
  Denominator - weighted average number of
     common shares outstanding                                         535,426        536,411
                                                                      --------        -------

  Basic earnings per common share                                     $   1.77           1.73
                                                                      ========        =======

Diluted EPS Computation:
  Numerator                                                           $    946            927
                                                                      --------        -------

  Denominator:
     Weighted average number of common shares
       outstanding                                                     535,426        536,411
     Dilutive effect of stock options                                      192           --
                                                                      --------        -------
                                                                       535,618        536,411
                                                                      --------        -------

Diluted earnings per common share                                     $   1.77           1.73
                                                                      ========        =======


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

                  None

Item 5.       OTHER INFORMATION

                  None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at March 31, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 1998.

               (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST MCMINNVILLE CORPORATION
                                          -----------------------------
                                                   (Registrant)




DATE:       May 8, 1998                   /s/   Charles C. Jacobs
       ----------------------             -----------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer



DATE:       May 8, 1998                   /s/   Kenny D. Neal
       ----------------------             -------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer