Form 10-Q
period 1998-06-30
FIRST MCMINNVILLE CORP
filed 1998-08-14
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  MARK ONE

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

    [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200
                                                ---------


                          FIRST MCMINNVILLE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


            Tennessee                                      62-1198119
--------------------------------                   ----------------------------
(State or Other Jurisdiction of                    (IRS Employer Identification
   Incorporation or Organization)                    Number)


                   200 East Main Street, McMinnville, TN 37110
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (931) 473-4402
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)


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

           Common stock outstanding: 533,541 shares at August 3, 1998
                                     -------

                         PART I - FINANCIAL INFORMATION





ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank"), are as follows:

      Consolidated Balance Sheets - June 30, 1998 and December 31, 1997.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 1998 and 1997.

      Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 1998 and 1997.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                                            June 30,       December 31,
                                                                              1998             1997
                                                                            --------       ------------
                                                                                  (In Thousands)
                                      Assets
                                      ------
Loans                                                                       $111,946         111,473
   Less: Allowance for loan losses                                            (1,416)         (1,314)
                                                                            --------        --------
              Net loans                                                      110,530         110,159

Securities:
   Held to maturity, at cost (market value $50,849,000 and
     $47,584,000, respectively)                                               50,101          46,495
   Available-for-sale, at market (amortized cost $77,067,000
     and $43,513,000, respectively)                                           77,452          43,868
Interest-bearing deposits in other banks                                         100             100
Federal funds sold                                                              --             2,650
                                                                            --------        --------
              Total earning assets                                           238,183         203,272

Cash and due from banks                                                        4,727           4,461
Bank premises and equipment, net of accumulated depreciation                   2,149           2,230
Accrued interest receivable                                                    2,314           2,020
Deferred tax asset                                                                28              39
Other real estate                                                                 11              11
Other assets                                                                     463             732
                                                                            --------        --------

                                                                            $247,875         212,765
                                                                            ========        ========

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Deposits                                                                    $197,998         172,891
Securities sold under repurchase agreements                                    9,622           4,350
Advances from Federal Home Loan Bank                                           4,000            --
Accrued interest and other liabilities                                         2,126           2,967
                                                                            --------        --------
              Total liabilities                                              213,746         180,208
                                                                            --------        --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares, issued 606,615 shares and 605,800 shares at June 30, 1998
     and December 31, 1997, respectively                                       1,517           1,514
Additional paid-in capital                                                     1,613           1,568
Retained earnings                                                             33,208          31,561
Net unrealized gains on available-for-sale securities, net of
   income taxes of $146,000 and $135,000, respectively                           239             220
                                                                            --------        --------
                                                                              36,577          34,863
Less cost of treasury stock of 72,010 shares at June 30, 1998
   and 69,696 shares at December 31, 1997                                     (2,448)         (2,306)
                                                                            --------        --------
              Total stockholders' equity                                      34,129          32,557
                                                                           ---------        --------

                                                                            $247,875         212,765
                                                                            ========        ========

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                 Three Months Ended      Six Months Ended
                                                                       June 30,              June 30,
                                                               ---------------------    --------------------
                                                                 1998         1997        1998        1997
                                                                 ----         ----        ----        ----
                                                              (Dollars In Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                    $2,398       2,410      $4,790       4,774
   Interest and dividends on securities:
     Taxable securities                                           1,520       1,114       2,754       2,115
     Tax exempt from Federal income taxes                           336         272         655         577
   Interest on federal funds sold                                    59          81          86         110
   Interest on interest-bearing deposits in other banks and
     other interest                                                   1           1           3           3
                                                                 ------      ------      ------      ------
              Total interest income                               4,314       3,878       8,288       7,579
                                                                 ------      ------      ------      ------
Interest expense:
   Interest on negotiable order of withdrawal accounts              126         120         246         237
   Interest on money market demand and savings accounts             280         287         558         559
   Interest on certificates of deposit                            1,627       1,331       3,010       2,584
   Interest on securities sold under repurchase agreements
     and short term borrowings                                       57          25          99          47
   Interest on Federal funds purchased                             --          --             2          10
   Interest on advances from Federal Home Loan Bank                  41        --            41        --
                                                                 ------      ------      ------      ------
              Total interest expense                              2,131       1,763       3,956       3,437
                                                                 ------      ------      ------      ------

              Net interest income                                 2,183       2,115       4,332       4,142
Provision for loan losses                                            45          30          90          60
                                                                 ------      ------      ------      ------
              Net interest income after provision for loan
                  losses                                          2,138       2,085       4,242       4,082
                                                                 ------      ------      ------      ------

Other income:
   Service charges on deposit accounts                              131         126         250         247
   Other fees and commissions                                        60          60         120         119
   Commissions and fees on fiduciary activities                       5           6          17          17
   Security gains related to available-for-sale securities         --          --          --             9
   Other income                                                      12          10          25          20
                                                                 ------      ------      ------      ------
                                                                    208         202         412         412
                                                                 ------      ------      ------      ------
Other expenses:
   Salaries and employee benefits                                   581         625       1,215       1,178
   Occupancy expenses, net                                           55          55         113         110
   Furniture and equipment expense                                   22          24          44          45
   Data processing expense                                           46          53          97         107
   Security losses related to available-for-sale securities           4        --             4        --
   FDIC insurance                                                     6           5          11          10
   Other operating expenses                                         214         207         416         413
                                                                 ------      ------      ------      ------
                                                                    928         969       1,900       1,863
                                                                 ------      ------      ------      ------
              Earnings before income taxes                        1,418       1,318       2,754       2,631
Income taxes                                                        422         413         812         799
                                                                 ------      ------      ------      ------
              Net earnings                                       $  996         905      $1,942       1,832
                                                                 ======      ======      ======      ======
Basic earnings per common share                                  $ 1.86        1.69      $ 3.63        3.42
                                                                 ======      ======      ======      ======
Diluted earnings per common share                                $ 1.86        1.69      $ 3.62        3.42
                                                                 ======      ======      ======      ======
Dividends per share                                              $  .55         .50      $  .55         .50
                                                                 ======      ======      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                          Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                          ------------------       -----------------
                                                                        (In Thousands)
                                                           1998        1997        1998        1997
                                                           ----        ----        ----        ----

Net earnings                                              $  996         905       1,942       1,832
                                                          ------      ------      ------      ------
Other comprehensive earnings, net of tax:
   Unrealized gains on available-for-sale securities
     arising during period, net of taxes of $2,000,
     $122,000, $10,000 and $43,000, respectively               4         200          17          71
   Less: reclassification adjustment for losses
     (gains) included in net earnings, net of taxes of
     $2,000, $2,000 and $3,000, respectively                   2        --             2          (6)
                                                          ------      ------      ------      ------
             Other comprehensive earnings                      6         200          19          65
                                                          ------      ------      ------      ------
             Comprehensive earnings                       $1,002       1,105       1,961       1,897
                                                          ======      ======       =====       =====



See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                       1998           1997
                                                                       ----           ----
                                                                          (In Thousands)
Cash flows from operating activities:
   Interest received                                                 $  7,970          7,427
   Fees and commissions received                                          408            403
   Interest paid                                                       (3,827)        (3,119)
   Cash paid to suppliers and employees                                (1,614)        (1,614)
   Income taxes paid                                                     (612)          (822)
                                                                     --------       --------
                Net cash provided by operating activities               2,325          2,275
                                                                     --------       --------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities             11,893          8,027
   Proceeds from maturities of available-for-sale securities           41,750          3,133
   Proceeds from sales of available-for-sale securities                 8,437          1,323
   Purchase of held-to-maturity securities                            (15,499)        (2,809)
   Purchase of available-for-sale securities                          (83,722)       (15,521)
   Loans made to customers, net of repayments                            (461)          (689)
   Purchase of premise and equipment                                      (25)           (16)
   Proceeds from sales of other real estate                              --               14
                                                                     --------       --------
                Net cash used in investing activities                 (37,627)        (6,538)
                                                                     --------       --------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                              (1,233)         1,570
   Net increase in time deposits                                       26,340          8,348
   Increase in securities sold under repurchase agreement               5,272          1,960
   Increase (decrease) in Federal funds purchased                       4,000           (500)
   Dividends paid                                                      (1,366)        (1,290)
   Payments to acquire treasury stock                                    (142)           (49)
   Proceeds from sales of common stock                                     47             58
                                                                     --------       --------
                Net cash provided by financing activities              32,918         10,097
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                   (2,384)         5,834

Cash and cash equivalents at beginning of period                        7,111          3,532
                                                                     --------       --------
Cash and cash equivalents at end of period                           $  4,727          9,366
                                                                     ========       ========

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                 1998         1997
                                                                 ----         ----
                                                                  (In Thousands)
Reconciliation of net earnings to net cash provided
   by operating activities:
     Net earnings                                              $ 1,942        1,832
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                              106          115
         Provision for loan losses                                  90           60
         Securities losses related to available-for-sale             4         --
         Security gains related to available-for-sale             --             (9)
         FHLB dividend reinvestment                                (24)         (22)
         Decrease in other assets, net                             269           16
         Increase in other liabilities                             103           91
         Increase in interest receivable                          (294)        (126)
         Increase in interest payable                              129          318
                                                               -------      -------
                Total adjustments                                  383          443
                                                               -------      -------
                Net cash provided by operating activities      $ 2,325        2,275
                                                               =======      =======


Supplemental schedule of non-cash activities:

     Unrealized gain in value of securities available-for-
       sale, net of income taxes of $11,000 in 1998 and
       $40,000 in 1997                                         $    19      $    66
                                                               =======      =======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation ("Company") and its wholly-owned subsidiary, First National Bank of McMinnville ("Bank").

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997, comprehensive earnings for the three months and six months ended June 30, 1998 and 1997 and changes in cash flows for the six months ended June 30, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                 Six Months Ended
                                                                      June 30,
                                                               --------------------
                                                                  1998       1997
                                                                  ----       ----
                                                                   (In Thousands)

       Balance, January 1, 1998 and 1997, respectively         $  1,314      1,724
       Add (deduct):
          Losses charged to allowance                               (11)       (22)
          Recoveries credited to allowance                           23         13
          Provision for loan losses                                  90         60
                                                               --------    -------
       Balance, June 30, 1998 and 1997, respectively           $  1,416      1,775
                                                               ========    =======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.


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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $18.4 million mature or reprice within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1998 commercial, consumer and other loans of approximately $27.7 million and mortgage loans of approximately $5.7 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $51.9 million will become due during the next twelve months. The Bank's deposit base increased approximately $25.1 million during the six months ended June 30, 1998. Securities sold under repurchase agreements increased approximately $5.3 million during the six months ended June 30, 1998. The deposit base increased approximately $22.3 million during the second quarter of 1998. Securities sold under repurchase agreements also increased approximately $4.5 million during the second three months of 1998. There were no Federal funds sold or purchased at June 30, 1998 as compared to Federal funds sold of $2,650,000 at December 31, 1997. Advances from the Federal Home Loan Bank were $4,000,000 at June 30, 1998. These advances are scheduled to mature over periods ranging from one to three years. The significant increase in deposits during the three months ended June 30, 1998 was due primarily to a deposit by one customer totaling approximately $21,000,000. Management anticipates that these funds will be withdrawn on September 30, 1998 and distributed to members of the customer's family. It is not known what amount, if any, of this distribution will be redeposited in the Bank.

              Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future except as discussed in the preceding paragraph.

              The subsidiary bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At June 30, 1998, the Bank can declare during the remainder of 1998 cash dividends in an aggregate amount not to exceed approximately $5.3 million, exclusive of any 1998 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 13.8% at June 30, 1998 and 15.3% at December 31, 1997. Total assets increased 16.5% during the six months ended June 30, 1998. The annualized rate of return on stockholders' equity for the first six months of 1998 was 11.7% compared to 12.3% for the comparable period in 1997. Because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $294,000 and $269,000 or $.55 and $.50 per share were declared in the six months ended June 30, 1998 and 1997, respectively. Cash dividends will be increased in the remainder of 1998 over 1997 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1997 were $2.50 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.4%, a total capital to risk-based ratio of 27.5% and a leverage ratio of 14.1%, and is classified as "well capitalized" under the regulations.

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

              On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At June 30, 1998, 1,815 shares had been issued through exercise and 12,445 options remained exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less.

RESULTS OF OPERATIONS

              Net earnings were $1,942,000 for the six months ended June 30, 1998 as compared to $1,832,000 for the same period in 1997. Net earnings were $996,000 for the quarter ended June 30, 1998 as compared to $905,000 during the same quarter in 1997.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Registrant's interest income, excluding tax equivalent adjustments, increased by $709,000 or 9.4% and $415,000 or 5.8% during the six months ended June 30, 1998 and 1997, respectively. Interest income for the quarter ended June 30, 1998 increased $436,000 or 11.2% over the quarter ended June 30, 1997, and $340,000 or 8.6% from the first quarter of 1998. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.3% for the six months ended June 30, 1998 and 96.3% for the same period in 1997.

              Interest expense increased by $519,000 for the six months ended June 30, 1998 or 15.1% compared to the same period in 1997. Interest expense for the quarter ended June 30, 1998 increased $368,000 or 20.9% as compared to the quarter ended June 30, 1997. Interest expense for the quarter ended June 30, 1998 increased $306,000 or 16.8% compared to the first quarter of 1998. The increase in interest expense can be attributable to an increase in average interest bearing liabilities.

              The foregoing resulted in net interest income of $4,332,000 for the six months ended June 30, 1998, an increase of $190,000 or 4.6% compared to the prior year period. Net interest income for the quarter ended June 30, 1998 increased $68,000 or 3.2% over the second quarter of 1997 and $34,000 or 1.6% over the first quarter in 1998.

              The provision for loan losses was $90,000 for the first six months of 1998. The Bank had a $60,000 provision for the first six months of 1997. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $53,500,000, $2,639,000 and $257,000, respectively at June 30, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

              The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan should be considered to be impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 1998, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the six months ended June 30, 1998 and year ended December 31, 1997, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 1998, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at June 30, 1998 and December 31, 1997 were as follows:

                                                       June 30, 1998             December 31, 1997
                                                 ------------------------   ------------------------
                                                                Allowance                  Allowance
                                                   Recorded        for        Recorded        for
                        (In Thousands)            Investment    Loan Loss    Investment    Loan Loss
                                                  ----------    ---------    ----------    ---------
              Impaired loans with allowance for
                loan loss                           $2,727         600        3,454           675

              Impaired loans with no allowance
                for loan loss                         --           --           --             --
                                                    ------       -----        -----         -----

                                                    $2,727         600        3,454           675
                                                    ======       =====        =====         =====


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the six months ended June 30, 1998 and 1997 was $3,386,000 and $4,153,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $163,000 and $198,000 for 1998 and 1997, respectively.

              The following schedule details selected information as to non-performing loans of the Company at June 30, 1998:

                                                   June 30, 1998
                                            ---------------------------
                                              Past Due
                                              90 Days       Non-Accrual
                                              -------       -----------
                                                  (In Thousands)
       Real estate loans                    $ 101,000          --

       Installment loans                         --            --

       Commercial                                --            --
                                            ---------      --------
                                            $ 101,000          --
                                            =========      ========
       Renegotiated loans                   $    --            --
                                            =========      ========

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              At June 30, 1998, loans which include the above, totaling $5,611,000, were included in the Company's internal classified loan list. Of these loans $1,117,000 are real estate and $4,494,000 are commercial and other. The collateral values securing these loans are estimated at approximately $8,963,000, ($1,644,000 related to real property and $7,319,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income excluding securities transactions was $412,000 for the six months ended June 30, 1998 as compared to $403,000 in 1997. The increase for the quarter ended June 30, 1998 was $6,000 or 3.0% as compared to the comparable quarter in 1997. The increase in the quarter ended June 30, 1998 was primarily in service charges on deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

              There were no securities gains during the six months ended June 30, 1998. Securities gains during the six months ended June 30, 1997 amounted to $9,000 and related to transactions in the available-for-sale category. The gains and losses during 1998 and 1997 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

              Non-interest expense excluding securities transactions increased $33,000 or 1.8% during the first six months of 1998 as compared to the same period in 1997. There was a decrease of $41,000 or 4.2% for the three months ended June 30, 1998 as compared to the same period in 1997 and a $44,000 decrease or 4.5% from $972,000 for the quarter ended March 31, 1998. These decreases were primarily in salaries and employee benefits. Fixed assets costs should increase slightly with the opening of the new branch.

              Securities losses of $4,000 during the six months ended June, 1998 related to transactions in the available-for-sale category. The losses during 1998 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions. There were no securities losses during the six months ended June 30, 1997.

              Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 1998 and 1997:


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                    -------------------------      ------------------------
        (In Thousands, except share amounts)           1998         1997             1998          1997
                                                       ----         ----             ----          ----
        Basic EPS Computation:
          Numerator - income available to common
             shareholders                           $      996           905           1,942         1,832
                                                    ----------    ----------      ----------    ----------
          Denominator - weighted average number
             of common shares outstanding              535,319       536,122         535,373       536,267
                                                    ----------    ----------      ----------    ----------
          Basic earnings per common share           $     1.86          1.69            3.63          3.42
                                                    ==========    ==========      ==========    ==========
        Diluted EPS Computation:
          Numerator                                 $      996           905           1,942         1,832
                                                    ----------    ----------      ----------    ----------
          Denominator:
             Weighted average number of common
               shares outstanding                      535,319       536,122         535,373       536,267
             Dilutive effect of stock options              680            30             680            30
                                                    ----------    ----------      ----------    ----------
                                                       535,999       536,152         536,053       536,297
                                                    ----------    ----------      ----------    ----------
          Diluted earnings per common share         $     1.86          1.69            3.62          3.42
                                                    ==========    ==========      ==========    ==========


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

                          FIRST MCMINNVILLE CORPORATION

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk.

              Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus the spread between the cost of funds and interest yields generated primarily through loans and investments.

              There have been no material changes in reported market risks during the six months ended June 30, 1998.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:


         Date of Sale     Number of Shares of Common Stock Sold      Price Per Share
         ------------     -------------------------------------      ---------------
         May 29, 1998                       15                           $58.15


         The aggregate proceeds of the shares sold were $872.25

         There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

         The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

             The securities sold are not convertible.

             The proceeds of the sales are being used by the Company for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of stockholders was held April 14, 1998.

(b)      Election of the following members of the board of directors:

             Robert W. Jones, J.G. Brock and G.B. Greene

(c)      (1) Each of the above directors were elected by the following tabulation:


                Number of                                                  Broker
              Shares Voting        For        Against     Withheld        Non-Votes
              -------------        ---        -------     --------        ---------
                 343,820         343,636            0       184                  0

         The following directors terms of office were continued after the meeting:

              Charles C. Jacobs, Doug Milner, John J. Savage, Jr., Carl M. Stanley, Paul O. Barnes, Henry N. Boyd, Dean I. Gillespie and W.B. Whitson

         (2) The ratification of the selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 1998 was as follows:


                 Number of                                                  Broker
               Shares Voting       For        Against     Withheld        Non-Votes
               -------------       ---        -------     --------        ---------
                 343,820         342,230          440       1,150                  0

(d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 1998.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIRST MCMINNVILLE CORPORATION
                                          -----------------------------
                                                  (Registrant)




DATE:       August 7, 1998                /s/  Charles C. Jacobs
       --------------------------         -------------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer



DATE:       August 7, 1998                /s/  Kenny D. Neal
       --------------------------         -------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer