Form 10-Q
period 1998-09-30
FIRST MCMINNVILLE CORP
filed 1998-11-12
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



MARK ONE

 [X]             QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

 [ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200

                          FIRST MCMINNVILLE CORPORATION
           -----------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

           Tennessee                                       62-1198119
---------------------------------                 -----------------------------
(State or Other Jurisdiction of                   (IRS Employer Identification
   Incorporation or Organization)                    Number)

                   200 East Main Street, McMinnville, TN 37110
             -------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: October 29, 1998 - 533,371.
                                               ---------------------------

                         PART I - FINANCIAL INFORMATION





Item 1.    Financial Statements


                 The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank") are as follows:

                 Consolidated Balance Sheets - September 30, 1998 and December 31, 1997.

                 Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1998 and 1997.

                 Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 1998 and 1997.

                 Consolidated Statements of Cash Flows - For the nine months ended September 30, 1998 and 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                                       September 30       December 31,
                                                                           1998               1997
                                                                           ----               ----
                                                                                (In Thousands)
                            Assets
Loans                                                                   $ 119,897             111,473
   Less: Allowance for loan losses                                         (1,470)             (1,314)
                                                                        ---------          ----------
                Net loans                                                 118,427             110,159

Securities:
   Held to maturity, at cost (market value $49,087,000 and
     $47,584,000, respectively)                                            47,726              46,495
   Available-for-sale, at market (amortized cost $56,710,000
     and $43,513,000, respectively)                                        57,655              43,868
Interest-bearing deposits in other banks                                      100                 100
Federal funds sold                                                         22,600               2,650
                                                                        ---------          ----------
                Total earning assets                                      246,508             203,272

Cash and due from banks                                                     6,087               4,461
Bank premises and equipment, net of accumulated depreciation                2,096               2,230
Accrued interest receivable                                                 2,419               2,020
Deferred tax asset                                                           --                    39
Other real estate                                                              11                  11
Other assets                                                                  454                 732
                                                                        ---------          ----------
                                                                        $ 257,575             212,765
                                                                        =========          ==========

             Liabilities and Stockholders' Equity
Deposits                                                                $ 199,796             172,891
Securities sold under repurchase agreements                                15,820               4,350
Advances from Federal Home Loan Bank                                        4,000                --
Deferred tax liability                                                        185                --
Accrued interest and other liabilities                                      2,403               2,967
                                                                        ---------          ----------
                Total liabilities                                         222,204             180,208
                                                                        ---------          ----------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 606,740 shares and 605,800 shares, respectively                 1,517               1,514
Additional paid-in capital                                                  1,620               1,568
Retained earnings                                                          34,169              31,561
Net unrealized gains on available-for-sale securities,
   net of income taxes of $359,000 and $135,000, respectively                 587                 220
                                                                        ---------          ----------
                                                                           37,893              34,863
Less cost of treasury stock of 73,169 shares and 69,696 shares,
   respectively                                                            (2,522)             (2,306)
                                                                        ---------          ----------
                Total stockholders' equity                                 35,371              32,557
                                                                        ---------          ----------

                                                                        $ 257,575             212,765
                                                                        =========          ==========


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                       ---------------------     --------------------
                                                                          1998        1997        1998        1997
                                                                       (Dollars In Thousands, Except Per Share Amount)
     Interest income:
        Interest and fees on loans                                       $2,458       2,447       7,248       7,221
        Interest and dividends on securities:
          Taxable securities                                              1,654       1,126       4,408       3,241
          Tax exempt from Federal income taxes                              355         298       1,010         875
        Interest on federal funds sold                                       27          56         113         166
        Interest on interest-bearing deposits in other banks and
          other interest                                                      2           2           5           5
                                                                         ------      ------      ------      ------
                Total Interest income                                     4,496       3,929      12,784      11,508
                                                                         ------      ------      ------      ------
     Interest expense:
        Interest on negotiable order of withdrawal accounts                 125         119         371         356
        Interest on money market demand and savings accounts                191         284         749         843
        Interest on certificates of deposit                               1,846       1,375       4,856       3,959
        Interest on securities sold under repurchase agreements
          and short term borrowings                                         114          34         213          81
        Interest on Federal funds purchased                                  12        --            14          10
        Interest on advances from Federal Home Loan Bank                     53        --            94        --
                                                                         ------      ------      ------      ------
                Total interest expense                                    2,341       1,812       6,297       5,249
                                                                         ------      ------      ------      ------

                Net interest income                                       2,155       2,117       6,487       6,259
     Provision for loan losses                                               45          30         135          90
                                                                         ------      ------      ------      ------
                Net interest Income after provision for loan losses       2,110       2,087       6,352       6,169
                                                                         ------      ------      ------      ------
     Other income:
        Service charges on deposit accounts                                 137         119         387         366
        Other fees and commissions                                           77          58         197         177
        Commissions and fees on fiduciary activities                          8           8          25          25
        Security gains related to available-for-sale securities              26        --            26           9
        Other income                                                         33          12          58          32
                                                                         ------      ------      ------      ------
                Total other income                                          281         197         693         609
                                                                         ------      ------      ------      ------

     Other expenses:
        Salaries and employee benefits                                      650         628       1,865       1,806
        Occupancy expenses, net                                              61          82         174         192
        Furniture and equipment expense                                      19          24          63          69
        Data processing expense                                              50          50         147         157
        Security losses related to available-for-sale securities           --            18           4          18
        Other operating expenses                                            228         224         655         647
                                                                         ------      ------      ------      ------
                Total other expenses                                      1,008       1,026       2,908       2,889
                                                                         ------      ------      ------      ------
                Earnings before income taxes                              1,383       1,258       4,137       3,889
     Income taxes                                                           423         370       1,235       1,169
                                                                         ------      ------      ------      ------
                Net earnings                                             $  960         888       2,902       2,720
                                                                         ======      ======      ======      ======
     Basic earnings per common share                                     $ 1.80        1.65        5.43        5.07
                                                                         ======      ======      ======      ======
     Diluted earnings per common share                                   $ 1.80        1.65        5.42        5.07
                                                                         ======      ======      ======      ======
     Dividends per share                                                 $ --          --           .55         .50
                                                                         ======      ======      ======      ======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)


                                                              Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                          -------------------------      -----------------------
                                                                                (In Thousands)
                                                            1998             1997          1998            1997
                                                            ----             ----          ----            ----

Net earnings                                              $     960             888         2,902           2,720
                                                          ---------        --------      --------       ---------

Other comprehensive earnings, net of tax:
   Unrealized gains on available-for-sale securities
     arising during period, net of taxes of $223,000,
     $118,000, $233,000 and $161,000, respectively              364             193           381             263
   Less:  reclassification adjustment for losses
     (gains) included in net earnings, net of tax
     (expense) benefit of $10,000, $7,000, $8,000
     and $3,000, respectively                                   (16)             11           (14)              6
                                                          ---------        --------      --------       ---------
              Other comprehensive earnings                      348             204           367             269
                                                          ---------        --------      --------       ---------

              Comprehensive earnings                      $   1,308           1,092         3,269           2,989
                                                          =========        ========      ========       =========




 See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     1998           1997
                                                                     ----           ----
                                                                        (In Thousands)
Cash flows from operating activities:
   Interest received                                              $  12,333          11,191
   Fees and commissions received                                        667             600
   Interest paid                                                     (5,981)         (4,769)
   Cash paid to suppliers and employees                              (2,448)         (2,429)
   Income taxes paid                                                 (1,061)         (1,260)
                                                                  ---------       ---------
                Net cash provided by operating activities             3,510           3,333
                                                                  ---------       ---------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities           18,459          17,216
   Proceeds from maturities of available-for-sale securities        146,950          10,313
   Proceeds from sales of available-for-sale securities              17,383           5,284
   Purchase of available-for-sale securities                       (177,471)        (31,153)
   Purchase of held-to-maturity securities                          (19,675)         (9,644)
   Loans made to customers, net of repayments                        (8,403)         (3,494)
   Purchase of premise and equipment                                    (25)            (96)
   Proceeds from sales of other real estate                            --                58
                                                                  ---------       ---------
                Net cash used in investing activities               (22,782)        (11,516)
                                                                  ---------       ---------
Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                22,744             435
   Net increase in time deposits                                      4,161          10,043
   Increase in securities sold under repurchase agreement            11,470           1,658
   Decrease in Federal funds purchased                                 --              (500)
   Dividends paid                                                    (1,366)         (1,290)
   Payments to acquire treasury stock                                  (216)            (88)
   Advances from Federal Home Loan Bank                               4,000            --
   Proceeds from sales of common stock                                   55              58
                                                                  ---------       ---------
                Net cash provided by financing activities            40,848          10,316
                                                                  ---------       ---------

Net increase in cash and cash equivalents                            21,576           2,133

Cash and cash equivalents at beginning of period                      7,111           3,532
                                                                  ---------       ---------

Cash and cash equivalents at end of period                        $  28,687           5,665
                                                                  =========       =========



See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                       1998             1997
                                                                       ----             ----
                                                                           (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                    $   2,902           2,720
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                      159             173
         Provision for loan losses                                         135              90
         Securities losses related to available-for-sale                     4              18
         Security gains related to available-for-sale                      (26)             (9)
         FHLB dividend reinvestment                                        (37)            (33)
         Decrease in refundable income taxes                               226              15
         Increase in interest receivable                                  (399)           (272)
         Decrease in taxes payable                                         (53)           (106)
         Increase in interest payable                                      316             480
         Increase in other assets                                           76               2
         Increase in other liabilities                                     207             255
                                                                     ---------       ---------
                Total adjustments                                          608             613
                                                                     ---------       ---------

                Net cash provided by operating activities            $   3,510           3,333
                                                                     =========       =========



Supplemental schedule of non-cash activities:

     Unrealized gain in value of securities available-for-sale, net of income taxes of $224,000 in 1998 and $165,000
       in 1997                                                       $ 367,000         269,000
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of operations for the nine months and three months ended September 30, 1998 and 1997, comprehensive earnings for the nine months and three months ended September 30, 1998 and 1997 and changes in cash flows for the nine months ended September 30, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                Nine Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1998            1997
                                                              ----            ----
                                                                  (In Thousands)

   Balance, January 1, 1998 and 1997, respectively         $    1,314        1,724
   Add (deduct):
      Losses charged to allowance                                 (14)         (24)
      Recoveries credited to allowance                             35           25
      Provision for loan losses                                   135           90
                                                           ----------     --------
   Balance, September 30, 1998 and 1997, respectively      $    1,470        1,815
                                                           ==========     ========

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

FORWARD - LOOKING STATEMENTS

              Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $5.4 million mature or reprice within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1998 commercial loans of approximately $28.7 million and other loans (mortgage and consumer) of approximately $5.7 million either will become due or will be subject to rate adjustments within twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $28.0 million will become due during the next twelve months. The Bank's deposit base increased approximately $26.9 million during the nine months ended September 30, 1998. Securities sold under repurchase agreements increased approximately $11.5 million during the nine months ended September 30, 1998 and approximately $6.2 million during the three months ended September 30, 1997. The deposit base increased approximately $10.5 million during the nine months ended September 30, 1997. Federal funds sold were $22,600,000 at September 30, 1998 as compared to $2,650,000 at December 31, 1997. The increase in Federal funds sold was due primarily to funds being made available to distribute approximately $21,000,000 to members of a customer's in early October, 1998. The customer purchased a certificate of deposit earlier in the year to be used for the eventual distribution and the Bank invested the funds in short-term securities during this period. It is not known what amount, if any, of this distribution will be redeposited in the Bank on a long-term basis.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At September 30, 1998, the Bank can declare during the remainder of 1998 cash dividends in an aggregate amount not to exceed approximately $5.3 million, exclusive of any 1998 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholder's equity to total assets was 13.7% at September 30, 1998 and 15.3% at December 31, 1997. The decline in the ratio results from the large increase in federal funds sold discussed above. Total assets increased 21.1% during the nine months ended September 30, 1998. The annualized rate of return on stockholders' equity for the first nine months of 1998 was 11.4% compared to 12.1% for the comparable period in 1997. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $294,000 and $269,000 or $.55 and $.50 per share were declared in the nine months ended September 30, 1998 and 1997, respectively. Cash dividends will be increased in the remainder of 1998 over 1997 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1997 were $2.50 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.

              Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.7%, a total capital to risk-based ratio of 27.9% and a Tier 1 leverage ratio of 13.6%, and was thus in the "well capitalized" category under the regulations.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
              CONTINUED

CAPITAL RESOURCES, CONTINUED

              The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 1998.

              On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At September 30, 1998 1,940 shares had been exercised and 12,320 shares were exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or the number of years until the optionee reaches age 65, whichever is less.

YEAR 2000 ISSUES

              The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). To address the Year 2000 issue, the Company has adopted a broad-based approach designed to encompass the Company's total environment.

              The Company has appointed a Year 2000 Steering Committee which was established in mid-1997. The Y2K Steering Committee has representation from all affected areas for the purpose of managing the process of assessing and correcting non-compliance throughout the organization. Areas being addressed by the Y2K Steering Committee include:

              - Bank's primary data processing system. BancTech Financial, Inc., a major data processor, provides the primary software and hardware for the data processing system of the Bank. This is of the highest priority for day to day operations, accounting and success of the Bank.

              - Government systems, such as the Federal Reserve Bank for check clearing, wire transfers, and the free flow and exchange of funds between institutions are absolutely critical.

              - The internal PC hardware and software systems within the Bank, along with telecommunications systems.

              - The primary securities portfolio accounting and safekeeping system for the Bank.

              - Credit administration - the committee is reviewing the risk associated with Year 2000 status of Bank's loan customers and depositors.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 ISSUES, CONTINUED

              The Company's Y2K Steering Committee is using a 4-phase approach in its Year 2000 project made up of awareness, assessment, renovation, and validation-testing. The Company has contacted its primary data processing supplier together with all other vendor supplied systems and determined compliance of these systems. The Y2K Steering Committee is in the process of testing these systems, and anticipates having substantially completed the testing of all critical applications by the end of 1998.

              The Company estimates that the cost of its Year 2000 project will not exceed $200,000 in the aggregate and that the cost will not be material to earnings. Actual expenditures to date and currently anticipated future expenditures are within this estimate. The Company's management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the widespread nature of the problem, and the number of factors outside of the Company's direct control, management is continuously evaluating the risks associated with Year 2000. Management believes, however, that the Company's ultimate ability to successfully address Year 2000 issues will be significantly affected by external factors such as the success of government agencies, suppliers, and customers to address their own respective Year 2000 issues. Although management is actively addressing and establishing contingency plans to deal with these external factors, they utlimately are beyond managements' control.

RESULTS OF OPERATIONS

              Net earnings were $2,902,000 for the nine months ended September 30, 1998 as compared to $2,720,000 for the same period in 1997. Net earnings were $960,000 for the quarter ended September 30, 1998 as compared to $888,000 during the same quarter in 1997.

              As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. This is particularly true with the volatility of interest rates encountered in recent years.

              The Company's interest income, excluding tax equivalent adjustments, increased by $1,276,000 or 11.1% during the nine months ended September 30, 1998 as compared to the comparable period in 1997. Interest income for the quarter ended September 30, 1998 increased $567,000 or 14.4% when compared to the quarter ended September 30, 1997 and $182,000 or 4.2% as compared to the second quarter of 1998. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.4% for the nine months ended September 30, 1998 as compared to 96.2% for the same period in 1997.

              Interest expense increased by $1,048,000 for the nine months ended September 30, 1998 or 20.0% as compared to the same period in 1997. Interest expense for the quarter ended September 30, 1998 increased $529,000 or 29.2% as compared to the quarter ended September 30, 1997. Interest expense for the quarter ended September 30, 1998 increased $210,000 or 9.9% over the quarter ended June 30, 1998. Such increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The foregoing resulted in net interest income of $6,487,000 for the nine months ended September 30, 1998, an increase of $228,000 or 3.6% compared to the prior year period. Net interest income for the quarter ended September 30, 1998 increased $38,000 or 1.8% as compared to the third quarter of 1997 and decreased $28,000 or 1.3% over the quarter ended June 30, 1998.

              The provision for loan losses was $135,000 and $90,000 for the first nine months of 1998 and 1997, respectively. The provision was $45,000 and $30,000 for each of the quarters ended September 30, 1998 and 1997, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

              The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $56,987,000, $2,890,000 and $303,000, respectively at September 30, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1998, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the nine months and year ended September 30, 1998 and December 31, 1997, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

              Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 1998, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Impaired loans and related allowance for loan loss amounts at September 30, 1998 and December 31, 1997 were as follows:

                                                              1998                      1997
                                                   ------------------------    ----------------------
                                                                  Allowance                 Allowance
                                                     Recorded        for        Recorded       for
                       (In Thousands)               Investment    Loan Loss    Investment   Loan Loss
                                                    ----------    ---------    ----------   ---------
            Impaired loans with allowance for
              loan loss                            $    2,886          600         3,454          675
            Impaired loans with no allowance for
              loan loss                                  --            --           --           --
                                                   ----------    ---------      --------    ---------
                                                   $    2,886          600         3,454          675
                                                   ==========    =========      ========    =========

              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The estimation of collateral "fair value" is not an exact science and involves subjective judgments which are not guaranteed.

              The average recorded investment in impaired loans for the nine months ended September 30, 1998 and 1997 was $3,142,000 and $4,133,000,
respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $227,000 and $297,000 for 1998 and 1997, respectively.

              The following schedule details selected information as to non-performing loans of the Company at September 30, 1998:

                                                  September 30, 1998
                                                -----------------------
                                                Past Due
                                                90 Days     Non-Accrual
                                                --------    -----------
                                                    (In Thousands)

     Real estate loans                           $   162         --
     Installment loans                                 6         --
     Commercial                                     --           --
                                                 -------      --------
                                                 $   168         --
                                                 =======      ========

     Renegotiated loans                          $  --           --
                                                 =======      ========


              At September 30, 1998, loans which include the above, totaling $5,847,000 were included in the Company's internal classified loan list. Of these loans $1,335,000 are real estate and $4,512,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $8,722,000 ($1,927,000 related to real property and $6,795,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income excluding securities transactions increased $67,000 or 11.2% during the nine months ended September 30, 1998 as compared to the same period in 1997. The increase for the quarter ended September 30, 1998 was $58,000 or 29.4% as compared to the comparable quarter in 1997. The increases were due primarily to an increase in other fees and commissions of $20,000 or 11.3%, an increase of $21,000 or 5.7% in service charges on deposit accounts and a $20,000 gain on disposal of equipment included in other income. The increases in other fees and commissions consisted primarily of increases in document preparation fees and abstract title fees. This was the result of the employment of an in-house attorney who performs title related work related to mortgage loans. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

              Securities gains and losses during the nine months ended September 30, 1998 amounted to $26,000 and $4,000, respectively, as compared to gains of $9,000 and $18,000 for the comparable period in 1997. The gains during 1998 and 1997 related to transactions in the available-for-sale category. These gains and losses were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

              Non-interest expense, excluding securities transactions, increased $33,000 or 1.1% during the first nine months of 1998 as compared to the same period in 1997. Non-interest expense excluding securities transactions was $1,008,000 for each quarter ended September 30, 1998 and 1997. The increase during the nine months ended September 30, 1998 resulted primarily from an increase in salary and employee benefits which was partially offset by a decrease in occupancy expenses. The increases in salaries and employee benefits relate to normal cost of living and performance increases along with increases related to the opening of a new branch. Occupancy expenses decreased due to reduced repairs and maintenance expenses.

              Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 1998 and 1997:

                                                      Three Months Ended           Nine Months Ended
                                                          September 30,              September 30,
                                                    -----------------------     ----------------------
      (In Thousands, except share amounts)            1998          1997          1998         1997
                                                      ----          ----          ----         ----
      Basic EPS Computation:
        Numerator - income available to common
           shareholders                             $    960           888         2,902         2,720
                                                    --------      --------      --------      --------
        Denominator - weighted average number
           of common shares outstanding              533,753       536,863       534,825       536,626
                                                    --------      --------      --------      --------

        Basic earnings per common share             $   1.80          1.65          5.43          5.07
                                                    ========      ========      ========      ========

      Diluted EPS Computation:
        Numerator                                   $    960           888         2,902         2,720
                                                    --------      --------      --------      --------

        Denominator:
           Weighted average number of common
             shares outstanding                      533,753       536,863       534,825       536,626
           Dilutive effect of stock options              824            84           824            84
                                                    --------      --------      --------      --------
                                                     534,577       536,947       535,649       536,710
                                                    --------      --------      --------      --------

        Diluted earnings per common share           $   1.80          1.65          5.42          5.07
                                                    ========      ========      ========      ========


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

              There have been no material changes in reported market risks during the nine months ended September 30, 1998. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

                          PART II. OTHER INFORMATION



Item 1.      LEGAL PROCEEDINGS

                None

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             (a)    Not Applicable

             (b)    Not Applicable

             (c) Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                                                      Number of
                                                      Shares of
                                                        Common           Price
                      Date of Sale                    Stock Sold       Per Share
                      ------------                    ----------       ---------
                      September 23, 1998                  55          $    58.15
                      September 24, 1998                  55          $    58.15
                      September 29, 1998                  15          $    58.15

                    The aggregate proceeds of the shares sold were $7,268.75.

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

             (d) The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             (a)    Not Applicable

             (b)    Not Applicable

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

             (a)    None

             (b)    Not Applicable

             (c)    Not Applicable

             (d)    Not Applicable

Item 5.      OTHER INFORMATION

                Not Applicable

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 1997 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 1998.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST MCMINNVILLE CORPORATION
                                      ----------------------------------------
                                                (Registrant)




DATE:    November 9, 1998              /s/ Charles C. Jacobs
     --------------------------        ----------------------------------------
                                       Charles C. Jacobs
                                       President and Chief Executive Officer



DATE:    November 9, 1998              /s/ Kenny D. Neal
     --------------------------        ---------------------------------------
                                       Kenny D. Neal
                                       Chief Financial and Accounting Officer