Form 10-K405
period 1998-12-31
FIRST MCMINNVILLE CORP
filed 1999-03-19
CIK 743397

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K
                             ----------------------


(Mark One)


[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 1998
                                                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         _______________

Commission File Number:  2-90200

                          FIRST MCMINNVILLE CORPORATION
             (Exact name of registrant as specified in its charter)


         Tennessee                                         62-1198119
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

     200 East Main Street
McMinnville, Tennessee                                      37110
(Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number                          (931) 473-4402

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                          Name of each exchange on which
                                                         registered:
     None                                                   None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established public trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common voting stock held by nonaffiliates as of February 28, 1999 is approximately $30,778,495. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 474,318 shares held by non-affiliates at February 28, 1999.

The number of shares outstanding for each of the Registrant's classes of common stock, as of February 28, 1999: 533,234.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to security holders for fiscal year ended December 31, 1998, as set forth in the Exhibit Index.

================================================================================

                          FIRST MCMINNVILLE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I.........................................................................................................................  1

      ITEM 1.     DESCRIPTION OF BUSINESS......................................................................................  1
      ITEM 2.     DESCRIPTION OF PROPERTY...................................................................................... 35
      ITEM 3.     LEGAL PROCEEDINGS............................................................................................ 35
      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................... 35

PART II........................................................................................................................ 35

      ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................................... 35
      ITEM 6.     SELECTED FINANCIAL DATA...................................................................................... 40
      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION......................... 40
      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK ........................................................................................... 40
      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................. 40
      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE ...................................................................... 41

PART III ...................................................................................................................... 41

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......................................................... 41
      ITEM 11.    EXECUTIVE COMPENSATION ...................................................................................... 44
      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT ....................................................................................... 48
      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............................................................. 50

PART IV........................................................................................................................ 50

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K ..................................................................................... 50

      Signatures............................................................................................................... 52

      Supplemental Information................................................................................................. 53

      Exhibit Index............................................................................................................ 54





                                      (ii)

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

THE COMPANY

         First McMinnville Corporation (the "Company") is a bank holding company that, at February 28, 1999, owned all of the stock of The First National Bank of McMinnville (the "Bank" or "The First National Bank"). The Company's principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 1998, the Company had total assets of approximately $243,027,000 and total Shareholders' equity of $34,886,000. The Company reported net earnings of approximately $3,870,000 for fiscal 1998. The Company, a financial services corporation incorporated under the laws of the State of Tennessee, was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of The First National Bank. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). At December 31, 1998, the Bank's total loans (net of allowance for possible loan losses of $1,495,000) were $125,170,000 and its total deposits were $185,305,000.

         The principal executive offices of the Company and The First National Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

(a)      Business Development.

         During 1998 the Company and the Bank have focused on developing the financial services of the Bank in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County). Additional information concerning the general development of the Company's business since the beginning of the last fiscal year for which this Annual Report on Form 10-K (this "Report") is filed is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("Management's Discussion"), and in Item 8, "Financial Statements and Supplementary Data" (the "Consolidated Financial Statements"), in this Report as well as in "Business of the Company" below in this Item. CERTAIN OF THE STATEMENTS IN THIS REPORT AND IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE "FORWARD LOOKING," AND THE COMPANY'S ACTUAL COSTS, EXPERIENCE, AND RESULTS MAY DIFFER DUE TO, AMONG OTHER THINGS, ACTUAL EXPERIENCE, GOVERNMENTAL REGULATIONS, OVERALL ECONOMIC CONDITIONS, AND OTHER FACTORS THAT, AS TO OCCURRENCE OR IMPACT, CANNOT BE RELIABLY PREDICTED.

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

         The Company's principal source of income in 1998 was the earnings of the Bank. The First National Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted to bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Tennessee, primarily in the Warren County trade area, through the Bank's operations.

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

FINANCIAL SUMMARY OF THE COMPANY

         A financial summary of the Company and its consolidated subsidiary, The First National Bank, is detailed below (amounts are rounded):


                                   DECEMBER 31
                     (Dollars in Thousands Except Per Share)

                              -------------------------------------------------------------
                                 1998              1997             1996              1995             1994
Total Assets                  $ 243,027         $ 212,765       $   195,732        $ 190,663        $  180,486
Total Earning Assets            233,130           203,272           186,849          180,803           171,121

Deposits                        185,305           172,891           159,746          154,551           148,631

Stockholders' Equity             34,886            32,557            30,025           28,889            26,452
Gross Revenues                   18,078            16,309            15,329           14,526            13,102
Net Earnings                      3,870             3,581             3,444            3,106             3,077
Basic Earnings Per Share      $    7.24         $    6.68       $      6.34        $    5.62        $     5.55
Diluted Earnings Per Share    $    7.23         $    6.67       $      6.34        $    5.62        $     5.55

THE BANK'S COMMERCIAL BANKING BUSINESS

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

FORWARD-LOOKING STATEMENTS



         In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, Year 2000 issues and unforeseen or unanticipated costs associated with Year 2000 compliance, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide Form 10-K readers with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

SUPERVISION AND REGULATION

         The commercial banking business is highly regulated. Both the Company and The First National Bank are subject to the supervision, examination, and regulation of various federal and state agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "OCC"). The requirements and restrictions imposed by the laws of the United States and the State of Tennessee on the Bank and/or on the Company include requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, and regulation of consumer lending practices.

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

Bank Holding Company Act

         As a registered bank holding company, the financial condition and operations of the Company as well as those of its subsidiary (the Bank) are subject to examination and supervision by the Federal Reserve Board. The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and prohibits a bank holding company from engaging in any business other than banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls.

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

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act ("FDIA") as well as several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure and significantly undercapitalized if it is significantly below such measure. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

         The five FDICIA capital categories described above will be used by the banking regulators to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., bank holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions. Further, these institutions will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In order to comply with the FDICIA, the Federal Reserve Board and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting criteria, interest rate exposure, asset growth, and compensation, fees and benefits.

CAPITAL ADEQUACY

         Under the Federal Reserve Board's risk-based capital guidelines applicable to the Company, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a "well capitalized" bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital and a limited amount of loan loss reserves ("Tier 2 capital"). Bank is subject to similar capital requirements adopted by the OCC. In addition, the Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation ("FDIC") have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarter average assets) of 4%. Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 4% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

         On December 31, 1998 the Company's subsidiary bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 26.3%, a total risk-based capital ratio of 27.4%, and a leverage ratio of 14.1%.

THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

         In September 1994, the Interstate Banking Act became law. The Interstate Banking Act provides that as of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date, although states were permitted to require that target banks located within the state be in existence for a period of up to five years before such banks may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

         In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and allowing banks to maintain branches in states other than the states where they maintain their principal place of business. Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act, as well as in response to other legal, regulatory, interest group, and economic developments, the form or impact of which cannot be reliably predicted.

CHANGES IN LAWS AND REGULATIONS

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

COMPETITION

         The commercial banking business is highly competitive and the Company and First National Bank compete actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services.

DEPOSIT INSURANCE

         The First National Bank is subject to charges for deposit insurance coverage by the FDIC. The Bank's deposits are insured under the Bank Insurance Fund, which is administered by the FDIC. The rates charged to the Bank for deposit insurance vary from year to year and are expected to increase for the year 1999.

BANK AND BANK HOLDING COMPANY REGULATION; RESTRICTIONS ON DIVIDENDS

         Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, both a bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least five (5) years. Notwithstanding the above-described prohibition(s), a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least five (5) years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Tennessee Department of Financial Institutions, the OCC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the OCC pursuant to certain state and federal law requirements and the Interstate Banking Act.

         A bank chartered under the National Bank Act, such as The First National Bank, is subject to the applicable provisions of that Act and, to a lesser degree, to certain of the limitations created by Tennessee law (such as, solely by way of example and not limitation, in respect of usury and branching). All national banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the FDIA. As a national bank The First National Bank is required to be a member of the Federal Reserve System. The First National Bank is subject to the provisions of FDIA and to supervision and regular examination by the OCC. Such examinations, however, are for the protection of the bank insurance fund and, indirectly, for depositors, and are not for the protection of investors and shareholders. Certain provisions of Tennessee law may be preempted by the Interstate Banking Act and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

         The Company is a legal entity separate and distinct from the Bank, its sole financial institution subsidiary. The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from The First National Bank. Both federal and state laws impose restrictions on the ability of banks and bank holding companies to pay dividends. State law restricts the ability of corporations (such as the Company) to pay dividends, and federal law limits dividends by the Bank. For example, prior regulatory approval must be obtained before declaring any dividends if the amount of capital, and surplus is below certain statutory limits. In addition, the approval of the OCC is required for any dividend if the total of all dividends declared in any calendar year would exceed the total of the institution's net profits, as defined by the OCC, for such year combined with its retained net profits for the preceding two years. In addition, a national bank may not pay a dividend in an amount greater than its net profits then on hand. The payment of dividends by any financial institution subsidiary may also be affected by other factors, such as the maintenance of adequate capital. Please refer to the Consolidated Financial Statements and to
Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends. See also the section of this Report entitled "Capital Adequacy."

         Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and the Bank. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1998, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

         The Company and the Bank are subject to various legal restrictions on the extent to which a bank holding company (such as the Company) and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from any bank subsidiary such as the Bank. For example, The First National Bank is subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on "non-credit" transactions between the Bank and the Company (and nonbank Company affiliates).

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

USURY PROVISIONS

         The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of March 9, 1999, the maximum "formula rate" of interest was 11.5%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

         The relative importance of the usury laws to the financial operations of the Company and The First National Bank varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Company is unable to state whether existing usury laws have had or will have a material effect on its businesses or earnings.

RECENT DEVELOPMENTS

         As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Company and the Bank. For example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It is now possible to have "S corporation" tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to financial institutions.

         Other developments include certain new accounting proposals. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this Statement to have a material impact on financial condition or results of operation. At the initial application of this Statement, the Company may elect to transfer any security classified by the Company as held-to-maturity to the available-for-sale or trading classification. In addition, the Company may elect to transfer any security classified as available-for-sale to the trading classification. Presently, management does not expect to elect these options.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. The statement does not change the measurement or recognition of those plans, but requires additional information on changes in benefits obligations and fair values of plan assets, and eliminates certain disclosures previously required by SFAS Nos. 87, 88 and 106. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of this Statement to have a material effect on the Company's financial reporting.

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

         The principal geographic area of the Company's and The First National Bank's operations encompasses McMinnville, other areas of Warren County, and surrounding areas of Tennessee. In this area, there are various commercial banks and other financial institutions operating more than ten offices and branches (exclusive of free-standing ATM's) and holding an aggregate (reportedly) of more than $400 million in deposits as of approximately December 31, 1998. The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., Star Bank, and First American National Bank, as well as with a variety of local and regional banks.

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

EMPLOYEES

         At January 1, 1999, the Registrant and its banking subsidiary (the
Bank) employed fifty seven persons on a full-time, and fifteen persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First

National Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company believes its relations with its employees are satisfactory.

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

COMPUTERS AND THE YEAR 2000 - THE "Y2K" ISSUE

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

         Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. The Company has appointed a Year 2000 committee which was established in mid-1997. The Y2K Committee has representation from all affected areas for the purpose of managing the process of assessing and correcting non-compliance throughout the organization. Areas being addressed by the Y2K Committee include:

    - Subsidiary bank's primary data processing system. Banctec, Inc., a major data processor, provides the primary software and hardware for the data processing system of the subsidiary banks. This software and hardware is of the highest priority for day to day operations, accounting and success of the subsidiary banks.

    - Government systems, such as the Federal Reserve Bank for check clearing, wire transfers, and the free flow and exchange of funds between institutions are absolutely critical.

    - The internal PC hardware and software systems within the subsidiary banks, along with telecommunications systems.

    - The primary securities portfolio accounting and safekeeping system for the subsidiary banks.

    - Credit administration-the committee is reviewing the risk associated with Year 2000 status of the subsidiary bank's loan customers and depositors.

       The Company's Y2K Committee is using a 4-phase approach in its Year 2000 project made up of awareness, assessment, renovation, and validation-testing. The Company is currently in the final phase of the Y2K Plan.

       The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware that is compliant. As of December 31, 1998 the Y2K committee has determined that substantially all of the Company's systems will operate properly in the Year 2000.

       The Company expects that programming changes and software replacement for systems that are not Year 2000 compliant will be completed during the first quarter of 1999. Banctec, Inc. has tested the Access 8.0 Operating system and the Company has documentation on file that the operating system is Y2K compliant. However, the Company tested the software using its own database to ensure the readiness of the Company to service its customer base into the Year 2000. The testing was completed during 1998.

       The Company has requested written documentation from vendors and suppliers with whom the Company has a material relationship regarding their ability to operate properly in the Year 2000. The Company will consider alternatives related to vendors and suppliers that do not confirm their Year 2000 readiness. There can be no assurance however, that all of the Company's significant vendors and suppliers will have remedied their Year 2000 issues. The Company will continue to monitor its significant vendors and suppliers to seek to minimize the Company's risk.

       The Company is requiring Y2K readiness information from all of its major borrowers. The Company believes commercial borrowers must realize the impact that the Y2K could have on their respective businesses. Seminars, questionnaires and individual contact with loan customers will be continued as an ongoing prevention measure during the 1999 year. The Company realizes the materially adverse impact that the lack of Y2K preparation of loan customers would have on the Company during the Year 2000.

       Customer awareness of the Company's Y2K readiness is critical. The steps taken by the Company to prepare for the Year 2000 will be shared with customers through Quarterly Newsletters, statement stuffers and the Y2K training of employees. The Company believes customers must have a high confidence level in the Company at the end of 1999 to avoid mass withdrawals of funds from the Company. The Company is working toward a comprehensive customer awareness program during the 1999 year.

       The Company estimates that the cost of its Year 2000 project will not exceed $200,000 in the aggregate and that the cost will not be material to earnings. Actual expenditures to date and currently anticipated future expenditures are within this estimate. The Company's management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the widespread nature of the problem, and the number of factors outside of the Company's direct control, management is continuously evaluating the risks associated with Year 2000. Management believes, however, that the Company's ultimate ability to successfully address Year 2000 issues will be significantly affected by external factors such as the success of government agencies, suppliers, and customers to address their own respective Year 2000 issues. Although management is actively addressing and establishing contingency plans to deal with these external factors, they ultimately are beyond management's control.


       The Board of Directors is aware of the Y2K problem and is receiving monthly updates on the Y2K Committee's progress. The board has approved the Company's written contingency plan. The plan addresses all aspects of the Company's operation systems identifying alternative solutions. The contingency plan identifies all of the subsidiary banks' major processing systems as critical, semi-critical and non-critical. A processing solution is in place on each of these applications detailing information on alternative processors and their capabilities. This plan will continually be updated as each critical and semi-critical application has completed its final testing phase.

       Of course, the ultimate effect of the Y2K issues on the Company and the Bank will depend not only on the Company's response, for itself and the Bank, but also on the efforts of the Bank's vendors, customers, government agencies, unaffiliated financial services companies (including other banks and including those in the securities markets) and others. The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation, or replacement of the Company's systems, or the potential failure of third parties' systems will have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

       Effective for periods ending after December 15, 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company plans to adopt the provisions of this statement and it has determined that the adoption of this statement is not expected to have a material impact on the Company.

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

LINE OF BUSINESS

       The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1998.

               SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

       Certain selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" is set forth in the following pages.


                  [Remainder of page intentionally left blank.]

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1998


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

Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $37,000, $39,000 and $42,000 for 1998, 1997 and 1996, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans. In 1996 loan fees of $11,000 are included in real estate loan income and represent an adjustment of the yield on these loans.

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1998


                                                                      In Thousands, Except Interest Rates
                                          -----------------------------------------------------------------------------------------
                                                       1998                           1997                    1998/1997 Change
                                          -----------------------------  ------------------------------  --------------------------
                                           Average   Interest  Income/    Average   Interest   Income/   Due to   Due to
                                           Balance     Rate    Expense    Balance     Rate     Expense   Volume    Rate     Total
                                          ---------  --------  --------  ---------  --------   --------  -------  ------   --------
Loans, net of unearned interest           $ 115,394      8.74%   10,087    111,177      8.89%     9,878      375    (166)       209

Investment securities - taxable              83,366      6.92     5,773     61,248      7.18      4,396    1,588    (211)     1,377
                                          ---------  --------  --------  ---------  --------   --------                    --------

Investment securities - tax exempt           26,378      5.19     1,369     22,113      5.34      1,180      228     (39)       189
Taxable equivalent adjustment                     -      2.67       705          -      2.75        608      117     (20)        97
                                          ---------  --------  --------  ---------  --------   --------                    --------
   Total tax-exempt investment securities    26,378      7.86     2,074     22,113      8.09      1,788      345     (59)       286
                                          ---------  --------  --------  ---------  --------   --------                    --------

   Total investment securities              109,744      7.15     7,847     83,361      7.42      6,184    1,958    (295)     1,663
                                          ---------  --------  --------  ---------  --------   --------

Federal funds sold                            3,330      5.17       172      4,203      5.50        231      (48)    (11)       (59)

Interest-bearing deposits in banks               82      6.10         5        100      6.00          6       (1)      -         (1)
                                          ---------  --------  --------  ---------  --------   --------                    --------

   Total earning assets                     228,550      7.92    18,111    198,841      8.20     16,299    2,436    (624)     1,812
                                          ---------  --------  --------  ---------  --------   --------                    --------

Cash and due from banks                       4,642                          4,041

Allowance for possible loan losses           (1,417)                        (1,775)

Bank premises and equipment                   2,150                          2,314

Other assets                                  3,005                          3,227
                                          ---------                      ---------

   Total assets                           $ 236,930                        206,648
                                          =========                      =========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1998


                                                                      In Thousands, Except Interest Rates
                                          --------------------------------------------------------------------------------------
                                                       1998                            1997                 1998/1997 Change
                                          ----------------------------   -----------------------------  ------------------------
                                           Average   Interest  Income/    Average    Interest  Income/  Due to   Due to
                                           Balance     Rate    Expense    Balance      Rate    Expense  Volume    Rate     Total
                                          ---------  --------  -------   ---------   --------  -------  ------   -------   -----
    Deposits:
       Negotiable order of withdrawal
         accounts                         $  20,705      2.57%     533      19,309      2.47%      477      34        22      56
       Money market demand accounts           8,988      2.95      265      10,276      2.92       300     (38)        3     (35)
       Other savings accounts                24,688      3.53      872      23,434      3.54       829      44        (1)     43
       Certificates of deposit,
         $100,000 and over                   43,163      5.58    2,408      30,437      5.67     1,726     722       (40)    682
       Certificates of deposit
         under $100,000                      58,329      5.53    3,223      55,676      5.58     3,105     148       (30)    118
       Individual retirement accounts        11,025      5.67      625       9,137      5.65       516     107         2     109
                                          ---------  --------  -------   ---------   -------   -------                     -----
            Total interest-bearing
              deposits                      166,898      4.75     7,926    148,269      4.69     6,953     874        99     973

    Demand                                   20,580         -         -     20,038         -         -                         -
                                          ---------  --------  --------  ---------   -------   -------                     -----
       Total deposits                       187,478      4.23     7,926    168,307      4.13     6,953     779       194     973
                                          ---------  --------  --------  ---------   -------   -------                     -----

    Federal funds purchased, securities
       sold under repurchase agreements
       and short-term debt                    9,542      3.99       381      4,149      3.09       128     167        86     253

    Advances from Federal Home Loan Bank      2,811      5.23       147          -         -         -     147         -     147
                                          ---------  --------  --------  ---------   -------   -------                     -----

            Total deposits and
              borrowed funds                199,831      4.23     8,454    172,456      4.11     7,081   1,134       239   1,373
                                          ---------  --------  --------  ---------   -------   -------                     -----

    Other liabilities                         2,631                          2,496

    Stockholders' equity                     34,468                         31,696
                                          ---------                      ---------

       Total liabilities and
         stockholders' equity             $ 236,930                        206,648
                                          =========                      =========

    Net interest income                                           9,657                          9,218                       439
                                                               ========                       =========                    ======

    Net yield on earning assets                          4.23%                            4.64%
                                                     ========                          ========

    Net interest spread                                  3.69%                            4.09%
                                                     ========                         ========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1998

                                                                      In Thousands, Except Interest Rates
                                            --------------------------------------------------------------------------------------
                                                         1997                            1996                  1997/1996 Change
                                            ------------------------------  ----------------------------  ------------------------
                                             Average   Interest   Income/   Average   Interest   Income/  Due to   Due to
                                             Balance     Rate     Expense   Balance     Rate     Expense  Volume    Rate    Total
                                            ---------  --------   -------  ---------  --------   -------  -------  ------  -------
Loans, net of unearned interest             $ 111,177      8.89%    9,878    103,919      9.03%    9,380      655    (157)    498

Investment securities - taxable                61,248      7.18     4,396     55,731      7.00     3,899      386     111     497
                                            ---------  --------   -------  ---------  --------   -------                   -------

Investment securities - tax exempt             22,113      5.34     1,180     23,994      5.41     1,299     (102     (17)   (119)
Taxable equivalent adjustment                       -      2.75       608          -      2.79       669      (52)      -     (61)
                                            ---------  --------   -------  ---------  --------   -------                   ------
   Total tax-exempt investment securities      22,113      8.09     1,788     23,994      8.20     1,968     (154)    (26)   (180)
                                            ---------  --------   -------  ---------  --------   -------                   ------

   Total investment securities                 83,361      7.42     6,184     79,725      7.36     5,867      267      50     317
                                            ---------  --------   -------  ---------  --------   -------

Federal funds sold                              4,203      5.50       231      1,617      5.32        86      137       8     145

Interest-bearing deposits in banks                100      6.00         6        100      6.00         6        -       -       -
                                            ---------  --------   -------  ---------  --------   -------                   ------

   Total earning assets                       198,841      8.20    16,299    185,361      8.28    15,339    1,116    (156)    960
                                            ---------  --------   -------  ---------  --------   -------                   ------

Cash and due from banks                         4,041                          4,243

Allowance for possible loan losses             (1,775)                        (1,567)

Bank premises and equipment                     2,314                          2,115

Other assets                                    3,227                          3,156
                                            ---------                      ---------

   Total assets                             $ 206,648                        193,308
                                            =========                      =========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1998


                                                                      In Thousands, Except Interest Rates
                                       -----------------------------------------------------------------------------------------
                                                   1997                         1996                       1997/1996 Change
                                       ----------------------------  -------------------------------  --------------------------
                                       Average   Interest   Income/   Average  Interest     Income/    Due to   Due to
                                       Balance     Rate     Expense   Balance    Rate       Expense    Volume    Rate     Total
                                      ---------  --------   -------  --------- --------    ---------  -------  --------   ------
Deposits:
   Negotiable order of withdrawal
     accounts                         $ 19,309       2.47%      477    19,014      2.51%         478        7        (8)      (1)
   Money market demand accounts         10,276       2.92       300    10,249      2.82          289        1        10       11
   Other savings accounts               23,434       3.54       829    23,215      3.55          824        7        (2)       5
   Certificates of deposit,
     $100,000 and over                  30,437       5.67     1,726    26,938      5.71        1,538      200       (12)     188
   Certificates of deposit
     under $100,000                     55,676       5.58     3,105    50,493      5.64        2,847      292       (34)     258
   Individual retirement accounts        9,137       5.65       516     8,593      5.71          492       30        (6)      24
                                     ---------   --------   -------  --------  --------    ---------                      ------
        Total interest-bearing
          deposits                     148,269       4.69     6,953   138,502      4.67        6,468      456        29      485

Demand                                  20,038          -         -    18,375         -            -                           -
                                     ---------   --------   -------  --------  --------    ---------                      ------
   Total deposits                      168,307       4.13     6,953   156,877      4.12        6,468      471        14      485
                                     ---------   --------   -------  --------  --------    ---------                      ------

Federal funds purchased, securities
   sold under repurchase agreements
   and short-term debt                   4,149       3.09       128     4,304      3.04          131       (5)        2       (3)
                                     ---------   --------   -------  --------   -------    ---------                      ------

        Total deposits and
          borrowed funds               172,456       4.11     7,081   161,181      4.09        6,599      461        21      482
                                     ---------   --------   -------  --------   -------    ---------                      ------

Other liabilities                        2,496                          2,311

Stockholders' equity                    31,696                         29,816
                                     ---------                       --------

   Total liabilities and
     stockholders' equity            $ 206,648                        193,308
                                     =========                       ========

Net interest income                                           9,218                            8,740                         478
                                                            =======                        =========                      ======

Net yield on earning assets                          4.64%                          4.72%
                                                 ========                       ========

Net interest spread                                  4.09%                          4.19%
                                                 ========                       ========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 1998


II.      Investment Portfolio

         A.     Securities at December 31, 1998 consist of the following:

                                                          SECURITIES HELD-TO-MATURITY
                                                ------------------------------------------------
                                                                 (In Thousands)
                                                                Gross       Gross      Estimated
                                                Amortized    Unrealized   Unrealized     Market
                                                  Cost          Gains       Losses       Value
                                                ---------    ----------   ----------   ---------

                U.S. Treasury and other
                    government agencies
                    and corporations             $16,451            218            8      16,661
                Obligations of state and
                    political subdivisions        26,761            995           26      27,730
                Corporate and
                    other securities                 763             24           --         787
                Mortgage-backed
                    securities                     2,242              2           29       2,215
                                               ---------     ----------   ----------   ---------

                                               $  46,217          1,239           63      47,393
                                               =========     ==========   ==========   =========


                                                        SECURITIES AVAILABLE-FOR-SALE
                                               -------------------------------------------------
                                                                 (In Thousands)
                                                               Gross        Gross      Estimated
                                                Amortized    Unrealized   Unrealized     Market
                                                   Cost         Gains       Losses       Value
                                               ---------     ----------   ----------   ---------

                U.S. Treasury and other
                    government agencies
                    and corporations           $  57,056            626          197      57,485
                Obligations of state and
                    political subdivisions         1,528             69           --       1,597
                Corporate and
                    other securities                 812             --           --         812
                Mortgage-backed
                    securities                     1,922             --           73       1,849
                                               ---------     ----------   ----------   ---------

                                               $  61,318            695          270      61,743
                                               =========     ==========   ==========   =========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


II.      Investment Portfolio, Continued

         A.    Continued:

               Securities at December 31, 1997 consist of the following:

                                                               SECURITIES HELD-TO-MATURITY
                                                   -------------------------------------------------
                                                                      (In Thousands)
                                                                   Gross        Gross      Estimated
                                                   Amortized     Unrealized   Unrealized     Market
                                                      Cost         Gains        Losses       Value
                                                   ---------     ----------   ----------   ---------

               U.S. Treasury and other
                   government agencies
                   and corporations                $  21,094            419           23      21,490
               Obligations of state and
                   political subdivisions             22,399            732           14      23,117
               Corporate and
                   other securities                      761             19            1         779
               Mortgage-backed
                   securities                          2,241             --           43       2,198
                                                   ---------     ----------   ----------   ---------

                                                   $  46,495          1,170           81      47,584
                                                   =========     ==========   ==========   =========


                                                               SECURITIES AVAILABLE-FOR-SALE
                                                   -------------------------------------------------
                                                                      (In Thousands)
                                                                   Gross        Gross      Estimated
                                                   Amortized     Unrealized   Unrealized     Market
                                                     Cost          Gains        Losses       Value
                                                   ---------     ----------   ----------   ---------

               U.S. Treasury and other
                   government agencies
                   and corporations                $  39,506            371           17      39,860
               Obligations of state and
                   political subdivisions              1,515             55           --       1,570
               Corporate and
                   other securities                      762             --           --         762
               Mortgage-backed
                   securities                          1,730             --           54       1,676
                                                   ---------     ----------   ----------   ---------

                                                   $  43,513            426           71      43,868
                                                   =========     ==========   ==========   =========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


II.      Investment Portfolio, Continued

         B. The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 1998.

                                                                                     Estimated          Weighted
                                                                   Amortized           Market           Average
                    Held-To-Maturity Securities                       Cost             Value             Yields
                    ---------------------------                    ---------         ---------          --------
                                                                                  (In Thousands)

                    Obligations of U.S. Treasury and
                        other U.S. Government agencies
                        and corporations, including
                        mortgage-backed securities:
                          Less than one year                        $ 3,662            3,698              7.21%
                          One to five years                           2,742            2,744              6.25
                          Five to ten years                           9,245            9,384              7.50
                          More than ten years                         3,044            3,050              7.43
                                                                    -------           ------              ----
                             Total securities of
                               U.S. Treasury and other
                               U.S. Government agencies
                               and corporations                      18,693           18,876              7.25
                                                                    -------           ------              ----

                    Obligations of states and
                        political subdivisions*:
                          Less than one year                          1,260            1,272              7.91
                          One to five years                           6,853            7,045              8.97
                          Five to ten years                           6,869            7,283              7.94
                          More than ten years                        11,779           12,130              7.45
                                                                    -------           ------              ----
                             Total obligations of states
                               and political subdivisions            26,761           27,730              7.98
                                                                    -------           ------              ----


                    Other:
                        Corporate and other securities                  763              787              7.31
                                                                    -------           ------              ----

                             Total held-to-maturity
                               securities                           $46,217           47,393              7.63%
                                                                    =======           ======              ====

         * Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


 II.     Investment Portfolio, Continued

         B.    Continued

                                                                                            Estimated              Weighted
                                                                        Amortized             Market                Average
                   Available-For-Sale Securities                          Cost                Value                 Yields
                   -----------------------------                        ---------           ---------              --------
                                                                                          (In Thousands)

                   Obligations of U.S. Treasury and
                       other U.S. Government agencies
                       and corporations, including
                       mortgage-backed securities:
                         Less than one year                             $   1,176               1,190                  6.31%
                         One to five years                                  1,000               1,000                  6.01
                         Five to ten years                                 30,367              30,732                  6.65
                         More than ten years                               26,435              26,412                  6.85
                                                                        ---------           ---------              --------
                            Total securities of
                              U.S. Treasury and other
                              U.S. Government agencies
                              and corporations                             58,978              59,334                  6.72
                                                                        ---------           ---------              --------

                   Obligations of states and
                        political subdivisions*:
                         Less than one year                                    --                  --                    --
                         One to five years                                    285                 295                 10.33
                         Five to ten years                                    679                 710                  7.25
                         More than ten years                                  564                 592                  7.95
                                                                        ---------           ---------              --------
                            Total obligations of states
                              and political subdivisions                    1,528               1,597                  8.06
                                                                        ---------           ---------              --------

                   Other:
                       Federal Home Loan Bank stock                           721                 721                    --
                       Federal Reserve Bank stock                              91                  91                    --
                                                                        ---------           ---------              --------

                            Total available-for-sale
                              securities                                $  61,318              61,743                  6.76%
                                                                        =========           =========              ========


         * Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998



III.     Loan Portfolio:

         A.    Loan Types

               The following schedule details the loans of the Company at December 31, 1998 and 1997.

                                                                           In Thousands
                                                                    --------------------------
                                                                       1998             1997
                                                                    ---------         --------

                   Commercial, financial and agricultural           $  37,011           28,833

                   Real estate - construction                           2,339            2,405

                   Real estate - mortgage                              84,136           77,393

                   Consumer                                             3,235            2,842
                                                                    ---------         --------
                       Total loans                                    126,721          111,473

                   Less unearned interest                                 (56)              --
                                                                    ---------         --------

                       Total loans, net of unearned interest          126,665          111,473

                   Less allowance for possible loan losses             (1,495)          (1,314)
                                                                    ---------         --------

                       Net loans                                    $ 125,170          110,159
                                                                    =========         ========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


III.     Loan Portfolio, Continued:

         B.    Maturities and Sensitivities of Loans to Changes in Interest
               Rates

               The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1998.

                                                               1 Year to
                                                 Less Than     Less Than      After 5
                                                  1 Year *      5 Years        Years        Total
                                                ----------     ---------      -------       ------

               Maturity Distribution:

                   Commercial, financial
                       and agricultural          $17,502        17,012         2,497        37,011

                   Real estate -
                       construction                2,339            --            --         2,339
                                                 -------        ------        ------        ------

                                                 $19,841        17,012         2,497        39,350
                                                 =======        ======        ======        ======

               Interest-Rate Sensitivity:

                   Fixed interest rates          $13,000        14,427         2,011        29,438

                   Floating or adjustable
                       interest rates              6,841         2,585           486         9,912
                                                 -------        ------        ------        ------

                       Total commercial,
                         financial and
                         agricultural
                         loans and
                         real estate -
                         construction
                         loans                   $19,841        17,012         2,497        39,350
                                                 =======        ======        ======        ======

         * Includes demand loans, bankers acceptances, commercial paper and overdrafts.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


III.     Loan Portfolio, Continued

         C.    Risk Elements

               The following schedule details selected information as to non-performing loans of the Company at December 31, 1998 and 1997.

                                                                          In Thousands
                                                                    -----------------------
                                                                      1998           1997
                                                                    --------        -------

               Non-accrual loans:
                   Commercial, financial and agricultural           $     --             --
                   Real estate - construction                             --             --
                   Real estate - mortgage                                 --             --
                   Consumer                                               --             --
                   Lease financing receivable                             --             --
                                                                    --------        -------
                       Total non-accrual                            $     --             --
                                                                    ========        =======

               Loans 90 days past due:
                   Commercial, financial and agricultural           $     --            101
                   Real estate - construction                             --             --
                   Real estate - mortgage                                224            152
                   Consumer                                               49              2
                   Lease financing receivable                             --             --
                                                                    --------        -------
                       Total loans 90 days past due                 $    273            255
                                                                    ========        =======

               Renegotiated loans:
                   Commercial, financial and agricultural           $     --             --
                   Real estate - construction                             --             --
                   Real estate - mortgage                                 --             --
                   Consumer                                               --             --
                   Lease financing receivable                             --             --
                                                                    --------        -------
                       Total renegotiated loans past due            $     --             --
                                                                    ========        =======

               Loans current - considered uncollectible             $     --             --
                                                                    ========        =======

                       Total non-performing loans                   $    273            255
                                                                    ========        =======

                       Total loans, net of unearned interest        $126,665        111,473
                                                                    ========        =======

                       Percent of total loans outstanding,
                         net of unearned interest                       0.22%          0.23%
                                                                    ========        =======

               Other real estate                                    $     11             11
                                                                    ========        =======

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


III.     Loan Portfolio, Continued:

         C.    Risk Elements, Continued:

               The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 1998 and 1997.

               At December 31, 1998, loans totaling $6,279,000 were included in the Company's internal classified loan list. Of these loans, $1,595,000 are real estate, $4,585,000 are commercial and $99,000 are consumer. The collateral valuations received by management securing these loans total approximately $9,211,000, ($2,310,000 related to real estate, $6,898,000 related to commercial and $3,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

               At December 31, 1998 and 1997, there were loans to customers in the nursery industry totaling approximately $11,243,000 and $10,737,000, respectively, which represents an industry concentration of approximately 10% of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

               At December 31, 1998 and 1997, other real estate totaled $11,000 and consisted of one commercial property. The balance at December 31, 1997 decreased from December 31, 1996 by $58,000 due to the sale of two properties during 1997. Management is attempting to sell the property included in other real estate at December 31, 1998 and no loss is anticipated thereon.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


III.     Loan Portfolio, Continued:

         D.    Other Interest-Bearing Assets

               There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


IV.      Summary of Loan Loss Experience

         The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1998 and 1997 and the years then ended.

                                                                          In Thousands Except Percentages
                                                                          -------------------------------
                                                                            1998                   1997
                                                                          ---------              --------

         Allowance for possible loan losses at beginning of period        $   1,314                 1,724
                                                                          ---------              --------

         Less:  net loan charge-offs:
               Charge-offs:
                   Commercial, financial and agricultural                        --                  (600)
                   Real estate  - construction                                   --                    --
                   Real estate - mortgage                                        --                    --
                   Consumer                                                     (37)                  (60)
                   Lease financing                                               --                    --
                                                                          ---------              --------
                                                                                (37)                 (660)
                                                                          ---------              --------
               Recoveries:
                   Commercial, financial and agricultural                         2                    --
                   Real estate  - construction                                   --                    --
                   Real estate - mortgage                                        --                    --
                   Consumer                                                      36                    --
                   Lease financing                                               --                    30
                                                                          ---------              --------
                                                                                 38                    30
                                                                          ---------              --------
                       Net loan recoveries (charge-offs)                          1                  (630)
                                                                          ---------              --------

         Provision for possible loan losses charged to expense                  180                   220
                                                                          ---------              --------

         Allowance for possible loan losses at end of period              $   1,495                 1,314
                                                                          =========              ========

         Total loans, net of unearned interest, at end of year            $ 126,665               111,473
                                                                          =========              ========

         Average total loans outstanding,
           net of unearned interest, during year                          $ 115,394               111,177
                                                                          =========              ========

        Net charge-offs (recoveries) as a percentage of
          average total loans outstanding, net of unearned
          interest, during year                                                  --%                 0.57%
                                                                          =========              ========

         Ending allowance for possible loan losses as a
           percentage of total loans outstanding
           net of unearned interest, at end of year                            1.18%                 1.18%
                                                                          =========              ========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


IV.      Summary of Loan Loss Experience, Continued

         The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific lo an problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

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



         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                              December 31, 1998           December 31, 1997
                                          ------------------------      ----------------------
                                                          Percent                     Percent
                                                          of Loans                    of Loans
                                                          In Each                     In Each
                                                          Category                    Category
                                             In           To Total         In         To Total
                                          Thousands        Loans        Thousands      Loans
                                          ---------       --------      ---------     --------

         Commercial, financial
           and agricultural                $1,120             29%        $1,033           26%
         Real estate - construction             6              2             --            2
         Real estate - mortgage               313             66            223           69
         Consumer                              56              3             58            3
                                           ------         ------         ------        -----
                                           $1,495            100%        $1,314          100%
                                           ======         ======         ======        =====

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1998


V.       Deposits

         The average amounts and average interest rates for deposits for 1998 and 1997 are detailed in the following schedule:

                                                            1998                         1997
                                               ----------------------------  ---------------------------
                                                 Average                       Average
                                                 Balance                       Balance
                                               ------------         Average  ------------        Average
                                               In Thousands          Rate    In Thousands         Rate
                                               ------------         -------  ------------        -------

         Non-interest bearing deposits           $ 20,580              --%      20,038              --%
         Negotiable order of withdrawal
           accounts                                20,705            2.57%      19,309            2.47%
         Money market demand accounts               8,988            2.95%      10,276            2.92%
         Other savings accounts                    24,688            3.53%      23,434            3.54%
         Certificates of deposit $100,000
           and over                                43,163            5.58%      30,437            5.67%
         Certificates of deposit under
           $100,000                                58,329            5.53%      55,676            5.58%
         Individual retirement savings
           accounts                                11,025            5.67%       9,137            5.65%
                                                 --------            ----      -------            ----

                                                 $187,478            4.23%     168,307            4.13%
                                                 ========            ====      =======            ====

         The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1998.

                                                   In Thousands
                                      -------------------------------------
                                      Certificates    Individual
                                          of          Retirement
                                        Deposit        Accounts       Total
                                      ------------    ----------     ------


         Less than three months         $ 7,266           299         7,565

         Three to six months              9,875         1,519        11,394

         Six to twelve months             9,679           308         9,987

         More than twelve months         11,378           821        12,199
                                        -------        ------        ------

                                        $38,198         2,947        41,145
                                        =======        ======        ======

         In addition, approximately $692,000 of other time deposits of $100,000 and over are included in "other savings deposits," which are passbook accounts with a 90-day maturity.

                         FIRST MCMINNVILLE CORPORATION

                                    FORM 10-K

                               December 31, 1998


VI.      Return on Equity and Assets

         The following schedule details selected key ratios of the Company at December 31, 1998, 1997, and 1996.

                                                                     1998       1997        1996
                                                                    -------    -------     -------
         Return on assets                                              1.63%      1.73%       1.78%
               (Net income divided by average total assets)

         Return on equity                                             11.23%     11.30%      11.55%
               (Net income divided by average equity)

         Dividend payout ratio                                        36.60%     37.43%      37.85%
               (Dividends declared per share divided
               by net income per share)

         Equity to assets ratio                                       14.55%     15.34%      15.42%
               (Average equity divided by average
               total assets)

         Leverage capital ratio                                       14.07%     15.22%      15.34%
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

                                    FORM 10-K

                               December 31, 1998

VI.      Return on Equity and Assets, Continued


         The following schedule details the Company's risk-based capital at December 31, 1998 (excluding the net unrealized gain on available-for-sale securities which is shown as an addition to stockholders' equity in the consolidated financial statements.)


                                                                                     In Thousands
                                                                                     ------------
         Tier I capital:
               Stockholders' equity, excluding the net
                   unrealized gain on available-for-sale
                   securities                                                        $     34,622

         Tier II capital:
               Allowable allowance for loan losses
                   (limited to 1.25% of risk-weighted
                   assets)                                                                   1,495
                                                                                     -------------

                       Total risk-based capital                                      $      36,117
                                                                                     =============

         Risk-weighted assets                                                        $     131,688
                                                                                     =============

         Risk-based capital ratios:
               Tier I capital ratio                                                           26.3%
                                                                                     =============

               Total risk-based capital ratio                                                 27.4%
                                                                                     =============

The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1998, the Company and its subsidiary bank were in compliance with these requirements.

                         FIRST MCMINNVILLE CORPORATION

                                    FORM 10-K

                               December 31, 1998


VI.      Return on Equity and Assets, Continued

         The following schedule details the Company's interest rate sensitivity at December 31, 1998:


         (In Thousands)                                                 Repricing Within
                                            ------------------------------------------------------------------------
                                              Total   0-30 Days  31-90 Days  91-180 Days   181-365 Days  Over 1 Year
                                            --------  ---------  ----------  -----------   ------------  -----------
         Earning assets:
            Loans, net of unearned interest $126,665      8,352       5,867        9,728         15,122       87,596
            Securities                       107,960          -       1,485        1,335          3,304      101,836
                                            --------  ---------  ----------  -----------   ------------  -----------
                  Total earning assets       234,625      8,352       7,352       11,063         18,426      189,432
                                            --------  ---------  ----------  -----------   ------------  -----------

         Interest-bearing liabilities:
            Negotiable order of
               withdrawal accounts            23,401     23,401           -            -              -            -
            Money market demand
               accounts                        7,198      7,198           -            -              -            -
            Savings deposits                  26,539     26,539           -            -              -            -
            Certificates of deposit,
               $100,000 and over              38,198      3,261       4,005        9,875          9,679       11,378
            Certificates of deposit,
               under $100,000                 59,329      5,380       8,445       10,880         14,182       20,442
            Individual retirement
               accounts                       11,555      1,141       1,181        3,148          2,213        3,872
            Securities sold under
               repurchase agreements          13,699     13,699           -            -              -            -
            Advances from FHLB                 4,000          -           -            -              -        4,000
            Federal funds purchased            2,000      2,000           -            -              -            -
                                            --------  ---------   ---------  -----------   ------------  -----------

                  Total interest bearing
                    liabilities              185,919     82,619      13,631       23,903        26,074        39,692
                                            --------  ---------   ---------  -----------   -----------   -----------

         Interest-sensitivity gap           $ 48,706    (74,267)     (6,279)     (12,840)       (7,648)      149,740
                                            ========  =========   =========  ===========   ===========   ===========

         Cumulative gap                                 (74,267)    (80,546)     (93,386)     (101,034)       48,706
                                                      =========   =========  ===========   ===========   ===========

         Interest-sensitivity gap
            as % of total assets                         (30.56)%     (2.58)%      (5.28)%       (3.15)%       61.61%
                                                      =========   =========  ===========   ===========   ===========

         Cumulative gap as % of
            total assets                                 (30.56)%    (33.14)%     (38.42)%      (41.57)%       20.04%
                                                      =========   =========  ===========   ===========   ===========


The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

                         FIRST MCMINNVILLE CORPORATION

                                    FORM 10-K

                               December 31, 1998

 Item 7A.      Quantitative and Qualitative Disclosures About Market Risk:


The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning asses and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk.

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

ITEM 3.             LEGAL PROCEEDINGS.

       There were no material legal proceedings pending at December 31, 1998, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or its subsidiary Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or The First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's or The First National Bank's financial position or results of operations.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders in the fourth quarter of 1998.


                                     PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)    MARKET INFORMATION

       There is no established public trading market for the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the first quarter of 1999 (through January 31, 1999) and for each quarter of fiscal 1998 and 1997. During 1998 the Company redeemed 3,673 shares of its Common Stock with a view toward providing some liquidity in the stock. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals. (The stated prices have been adjusted to reflect a two-for-one stock split that occurred effective October 1, 1994.)

          CALENDAR QUARTER                 COMMON STOCK

               1999                     High                Low
               ----                     ----                ---
         First Quarter                $   64.89          $ 64.89

               1998
               ----

         Fourth Quarter               $66.54             $ 65.15

         Third Quarter                 64.64               63.21

         Second Quarter                63.21               61.84

         First Quarter                 61.33               60.01



               1997
               ----

         Fourth Quarter               $61.80             $ 60.56

         Third Quarter                 60.10               58.82

         Second Quarter                58.80               57.65

         First Quarter                 57.10               55.88

         The last trade known to management involved 400 shares at an estimated $64.89 per share in January of 1999. Because there is no established public trading market for the Company's Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

         The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. The Company declared a 2-for-1 stock split that was effective October 1, 1994. (Unless otherwise stated, all share and per share information in this Report has been adjusted to reflect said stock split.) At February 28, 1999, the Company had 533,234 shares outstanding. No shares are reserved for issuance except 57,500 shares reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the "Stock Option Plan") and the number of shares needed to fulfill Rights Agreement described elsewhere herein.

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

(B)      HOLDERS

         The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at January 31, 1999 was approximately 500.

(C)      DIVIDENDS

         The Company declared and paid semi-annual cash dividends on its Common Stock in the aggregate amount of $2.65 per share in 1998, $2.50 per share in 1997, and $2.40 per share in 1996. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

(D)      SALES OF UNREGISTERED SECURITIES

         The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-Q except as set forth in this paragraph. In 1997, the Company issued one thousand shares to certain of the participants in the Stock Option Plan at a weighted average exercise price of $58.15 per share. Please refer to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan and to Note 17 thereof with respect to earnings per share. The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended.

ITEM 6.             SELECTED FINANCIAL DATA.

         The selected financial data required by this part of this Annual Report on Form 10-K are incorporated into this Report by reference to page 4 of the Company's 1998 Annual Report to Stockholders. Only the information set forth in the said 1998 Annual Report to Stockholders on page 4 under the caption "SUMMARY OF SELECTED FINANCIAL DATA (Unaudited)" is incorporated in response to this Part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. No portion of the 1998 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference. The selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" that is set forth as a part of
Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The "Management's Discussion and Analysis of Financial Condition and Results of Operation" called for by this part is expressly incorporated herein by reference to the section of the Company's 1998 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation". Only that portion of the said 1998 Annual Report to Stockholders is incorporated as part of this Item of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. No portion of the 1998 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and the Bank, its subsidiary. This discussion should be read in conjunction with the Company's Consolidated Financial Statements.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this part of the Report.


ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Company and subsidiary (commencing at page 20 of the Company's 1998 Annual Report to Stockholders) are included in this Report:

         -          Independent Auditors' Report;

         -          Consolidated Balance Sheets - December 31, 1998 and 1997;

         - Consolidated Statements of Earnings - Three years ended December 31, 1998;

         - Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 1998;

         - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1998;

         - Consolidated Statements of Cash Flows - Three years ended December 31, 1998; and all

         -          Notes to Consolidated Financial Statements.

         The Consolidated Financial Statements called for by this Item are incorporated by reference to the Consolidated Financial Statements section of the Company' 1998 Annual Report to Stockholders, pages 20-48. No portion of the 1998 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10.            DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT.

(A)                 IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS.

         The following tables identify, as of February 28, 1999, the names and ages of the directors and executive officers of the Company, the year first elected, and their respective business experience during the past five years. Directors are elected to serve three year terms and until their successors have been elected and duly qualified. Those persons named under "Class III" are being nominated for three year terms to the Board of Directors for consideration at the 1999 Annual Meeting of Stockholders of the Company. The following is a list of the names and ages of the executive officers of the Company and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons except as disclosed elsewhere in this Annual Report on Form 10-K.



         NAME (AGE) OF DIRECTOR                          PREVIOUS FIVE YEARS                      SERVED AS DIRECTOR
               OR NOMINEE                               BUSINESS EXPERIENCE                            SINCE


                                                                 CLASS I


                                                   (DIRECTORS WHOSE TERMS EXPIRE IN 2000)


                Paul O. Barnes             Chairman, B & P Lamp Supply Co., Inc.                            1984
                     (65)



                 Henry N. Boyd             Chief Executive Officer, Boyd Bros. Nursery                      1984
                     (82)



               Dean I. Gillespie           Dean I. Gillespie, President, Bridge Builders, Inc.              1984
                     (65)

               NAME (AGE) OF DIRECTOR       PREVIOUS FIVE YEARS                                     SERVED AS DIRECTOR
                     OR NOMINEE             BUSINESS EXPERIENCE                                             SINCE

                                    CLASS II

                     (DIRECTORS WHOSE TERMS EXPIRE IN 2001)

                  J. G. Brock              Owner, Brock Construction Company                                1993
                     (43)




                 G. B. Greene              President, Womack Printing Co., Inc.                             1984
                     (59)



                Robert W. Jones            Chairman, First McMinnville Corporation, 1989 -                  1984
                     (70)                  present; Chairman, First National Bank, 1981 -
                                           present; Chief Executive Officer, First National
                                           Bank, 1976 - 1993

                                                                 CLASS III


                                                   (DIRECTORS WHOSE TERMS EXPIRE IN 1999)

               Charles C. Jacobs           President and Chief Executive Officer, First                     1985
                     (60)                  McMinnville Corporation, January 1994 -present;
                                           President and Chief Executive Officer, First National
                                           Bank, January 1994 - present




               J. Douglas Milner           General Manager and Vice President, Middle Tennessee             1995
                     (52)                  Dr. Pepper Bottling Company



              John J. Savage, Jr.          Retired; Executive Vice President and Trust Officer,             1984
                     (77)                  First National Bank through September 1986



                Carl M. Stanley            Chief Manager, The Burroughs-Ross-Colville Company,              1984
                     (63)                  LLC


IDENTIFICATION OF EXECUTIVE OFFICERS.

                      EXECUTIVE OFFICERS OF THE REGISTRANT



                   NAME                   AGE                          OFFICE AND BUSINESS EXPERIENCE
                   ----                   ---                          ------------------------------
            Charles C. Jacobs              60       President and Chief Executive Officer, First McMinnville
                                                    Corporation, January 1994 - present; President and Chief Executive
                                                    Officer, First National Bank, January 1994 - present; President,
                                                    First National Bank, 1988 - 1994.



              P. Diane Bogle               51       Senior Vice President, First McMinnville Corporation, 1995 -present;
                                                    Senior Vice President, First National Bank, 1995 - present; Vice
                                                    President, First National Bank, 1988 - 1995.



             Lester K. Cowell              62       Senior Vice President, First McMinnville Corporation, and Senior
                                                    Vice President of First National Bank, 1991 - present.

              Kenny D. Neal                47       Senior Vice President and Treasurer of First McMinnville
                                                    Corporation, 1994 - present; Senior Vice President and Cashier,
                                                    First National Bank, 1990 - present.

             C. P. Whisenhunt              53       Senior Vice President, First McMinnville Corporation, 1993 -
                                                    present; Senior Vice President,  First National Bank, 1993 - present.

             L. Brent Foster               39       Senior Vice President of the Company and the Bank, 1997-present;
                                                    Vice President of the Company and the Bank 1994-1997.

            David W. Marttala              37       Senior Vice President of the Company and the Bank, Trust Officer of
                                                    the Bank, General Counsel of the Company and the Bank, 1996-present;
                                                    Attorney with Marttala & Marttala, 1994-1996.


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

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

                  None.

(E)      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company has no class of securities registered pursuant to Section 12 of the Exchange Act, is not a closed-end investment company registered under the Investment Company Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly, the Company is not subject to Section 16(a) of the Exchange Act.

ITEM 11.            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation paid or accrued by the Registrant during the most recent three fiscal years ended December 31, 1998, 1997, and 1996 for (i) the Chief Executive Officer of the Registrant and (ii) each of the other executive officers of the Registrant whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                             EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

         There were no changes in the Company's chief executive during the last fiscal year. The following table sets forth the compensation of the Company's Chief Executive Officer for 1998 and the other four most highly compensated executive officers as of December 31, 1998 (if their total annual salary and bonus equaled or exceeded $100,000). The figures below include all compensation paid for all services to the Company for that fiscal year.


                                             SUMMARY COMPENSATION TABLE

                                      Annual Compensation                                 Long-Term Compensation
                               ----------------------------------------------------------------------------------------------------

                                                                                  Awards                       Payouts
                                                                       ----------------------------  ------------------------------
                                                                                      Securities
                                                          Other          Restricted     Underlying
Name and Principal                                        Annual       Stock Award(s)  Options/SARs    LTIP         All Other
Position                Year   Salary($)    Bonus($)  Compensation($)1      ($)           (#)(2)     Payouts($)  Compensation($)(3)
-----------------------------------------------------------------------------------------------------------------------------------
Charles C. Jacobs,      1998   $131,500   $ 19,725       $11,414           N/A             -0-       $  -0-         $16,746
President/CEO           1997   $124,000     18,600        11,288           N/A           3,500          -0-          15,686
                        1996    114,000     17,100        11,288           N/A             -0-          -0-          17,034


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

                                       ***

STOCK OPTION GRANTS

         The Company granted no stock options to the Directors, or to any executive officer(s) named in the Summary Compensation Table in 1998. The Company grants no stock appreciation rights.

1998 STOCK EXERCISES

         The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s).

1998 STOCK EXERCISES

         The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                Securities
                                                                                Underlying             Value of
                                                                                Unexercised            Unexercised
                                                                                Options/SARs           in-the-Money
                                                                                At Fiscal Year End     Options/SARs At
                                                                                (#)                    Fiscal Year End ($)
                                  Shares Acquired on     Value Realized on      ---------------------  --------------------
         Name and Title           Exercise (#)           Exercise ($)           Exercisable/           Exercisable/
                                                                                Nonexerciseable(1)     Nonexerciseable(1)
         ------------------------ ---------------------- ---------------------- ---------------------  --------------------
         Charles C. Jacobs             -0-                    $-0-                1,400/2,100         $9,436/$14,154
         President/CEO
         ------------------------ ---------------------- ---------------------- --------------------- ---------------------

                             NOTE TO PRECEDING TABLE

         (1) This amount represents the difference between the estimated market price on February 28, 1999 of approximately $64.89 per share and the respective exercise price(s) of the options at the date(s) of grant ($58.15). Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock. The value of the stock options granted is based upon the minimum value method as permitted in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Under the minimum value method, the volatility is assumed to approach zero and is appropriate in situations in which there is no established public trading market for the stock. These assumptions are included pursuant to 17 C.F.R. ss229.402(c).


                                       ***

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Board of Directors has appointed a Compensation Committee comprised of three members. The Committee makes recommendations to the full Board of Directors as to the compensation for executive officers, including the Chief Executive Officer, as well as to compensation for other officers and employees. The principal component of executive officer compensation is salary, with secondary reliance on bonuses, stock option incentives, and other types of long-term benefits such as participation in the Company's 401(k) plan and in the Company's defined benefit ("pension") plan. The Committee utilizes information concerning the performance of the Company as compared to its peer group and in achieving its established goals in evaluating the overall performance of its employees, including the Chief Executive Officer. The Committee takes a long-term, as opposed to a short-term, view of compensation and overall results of operations. The Company compares, among other factors, the Bank's (and, hence, the Company's) performance compared to other similarly situated commercial banks, with primary emphasis given to comparable community banks located in Tennessee. Important factors include return on average assets, return on equity, asset quality, comparisons of executive compensation at other comparable institutions, and similar objective criteria. Both overall profitability and increased earnings per share figured into, but were not the exclusive criteria, in the Committee's recommendation. Other factors important to the Committee are length and quality of service to the Company, to the Bank and to the Community, demonstrated leadership ability, the apparent trends evident in the Bank's results of operations, and a variety of other subjective and objective factors. The Committee was generally pleased with the performance of the Company compared both to its peer group and to its goals. Accordingly the Committee recommended, and the Board of Directors approved in all material respects the levels of compensation recommended by the Committee. In addition, the Committee considered the historical profitability, competitiveness, and perceived prospects in arriving at this recommendation, as well as in concurring in the stock option grants described elsewhere in this Report.

         The foregoing report has been furnished by the members of the Compensation Committee:

                                               Robert W. Jones
                                               G. B. Greene
                                               Carl M. Stanley



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As noted above, the members of the Company's Compensation Committee during the last completed fiscal year were Directors Greene, Jones and Stanley. None of these individuals was, during the last fiscal year, an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the registrant or any of its subsidiaries, or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of the SEC's Regulation S-K except that Director Jones serves as a consultant to the Company and, as such consultant, as Chairman of the Company. (In addition, Director Jones retired in 1993 as chief executive officer of the Company). During the last completed fiscal year, no executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.



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

         Options granted under the Stock Option Plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement. Note 18 to the Consolidated Financial Statements of the Company for the year ended December 31, 1998 contains additional information concerning the Stock Option Plan.

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

         A plan participant has a vested benefit equal to a percentage of his or her accrued benefit based on the length of his or her service, beginning at 20% after three years of service and increasing 20% per year for the next four years, with a participant fully vested at the end of year seven. Mr. Jacobs has 31 years of credited service under the Plan with current compensation covered by the Plan of $149,691, and the estimated amount of the Company's 1998 contribution for Mr. Jacobs was $12,179, as is reflected in the Summary Compensation Table appearing elsewhere in this Report. Mr. Jacobs' anticipated monthly benefit at retirement based on 35 years of service is $6,049.

         The following table sets forth the estimated annual retirement benefits on a straight life annuity basis to participating employees, including the Named Executive Officer, for designated years of service and remuneration levels.


                                Years of Service
                                ----------------

            Remuneration                  15                20                25                  30                 35

              $ 100,000             $ 21,525            $28,700            $ 35,875           $ 43,051           $ 50,225

                125,000               27,150             36,200              45,250             54,301             63,350

                150,000               32,775             43,700              54,625             65,551             76,475

                175,000               38,400             51,200              64,000             76,801             89,600

                200,000               44,025             58,700              73,375             88,051            102,725

                225,000               49,650             66,200              82,750             99,301            115,850

                                Years of Service
                                ----------------

            Remuneration                  15                20                25                  30                 35
                250,000               55,275             73,700              92,125            110,551            128,975

                300,000               66,525             88,700             110,875            133,051            155,226

                400,000               89,025            118,700             148,375            178,051            207,726

                450,000              100,275            133,700             167,125            200,551            233,976

                500,000              111,525            148,700             185,875            223,051            260,226

         Effective March 24, 1986, the Plan was amended by including, for purposes of calculating a participant's compensation under the Plan, any and all bonuses paid to the participant during the plan year. Please refer to Note 10 to the Consolidated Financial Statements for additional information.

         The Company also offers a 401(k) profit-sharing plan for eligible employees, which was adopted in 1988. To be eligible, an employee must have obtained the age of 21 and she or he must have completed one year of services. The provisions of this plan provide for both employer and employee contributions. In 1998, the Company contributed approximately $43,000 to the plan, as compared to $45,000 in 1997 and $41,000 in 1996. Please refer to Note 10 of the Consolidated Financial Statements for additional information.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

         The Company is authorized to issue 5,000,000 shares of its Common Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 28, 1999 there were 533,234 shares of the Company's Common Stock issued and outstanding.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (A) directors of the Company, and
(B) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of approximately January 31, 1999. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Exchange Act. However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding as set forth above at said date plus the number of shares obtainable by such person with the next sixty days.

         NAME AND ADDRESS OF BENEFICIAL                        AMOUNT AND NATURE OF BENEFICIAL      PERCENT OF CLASS (1)
                 OWNER                                                   OWNERSHIP
         (A)  Paul O. Barnes                                             9,328(2)                             1.75

         Henry N. Boyd                                                    9,480                               1.78

         J. G. Brock                                                     1,500(3)                              *

         Dean I. Gillespie                                               2,680(4)                              *

         G.B. Greene                                                      6,996                               1.31

         Charles C. Jacobs                                                5,646                               1.06

         Robert W. Jones                                                10,094(5)                             1.89

         J. Douglas Milner                                                1,200                                *

         John J. Savage                                                  2,132(6)                              *

         C. M. Stanley                                                    18,204                              3.41

         (B)  Directors and Executive Officers as a                       69,676                             12.81%
         Group (16 persons)

*   Less than 1%.

                                 NOTES TO TABLE

(1) Based on 533,234 shares of the Common Stock outstanding at January 31, 1999, plus that number of shares obtainable by the person named within the next 60 days pursuant to the exercise of stock options. All Directors hold 1,500 options pursuant to the Stock Option Plan except that Mr. Boyd and Mr. Barnes each exercised 500 options in 1997. This information is based in part on information supplied to the Company by the persons named in the Table. The other options held by executive officers and exercisable within 60 days are Mr. Jacobs (400),Mrs. Bogle
         (240), Mr. Cowell (160), Mr. Foster (240), Mr. Marttala (240), Mr. Neal
         (240), and Mr. Whisenhunt (240).

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


                                       ***

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The First National Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1998. At December 31, 1998, the dollar amount of loans to the Company's Directors and Executive Officers, and their respective affiliates, was approximately $2,764,000. This approximated 7.9% of Shareholders equity and 2.2% of the Company's total loans (net of the allowance for possible loan losses). All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company relies upon its Directors and executive officers for identification of their respective associates and affiliates (as those terms are defined in the Exchange Act).

                                                       PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.

         (a)      The following documents are filed as a part of this report:

                  1. The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear on pages 20 - 48 of the 1998 Annual Report to Stockholders of this Annual Report on Form 10-K, which portion of the 1998 Annual Report to Stockholders is hereby incorporated herein by reference:

                          a. Consolidated Balance Sheets as of December 31, 1998 and 1997;

                          b. Consolidated Statements of Earnings for the three years ended December 31, 1998;

                          c. Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 1998;

                          d. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1998;

                          e. Consolidated Statements of Cash Flows for the three years ended December 31, 1998; and

                          f. All Notes to the foregoing Consolidated Financial Statements.

                  2.      Listing of Exhibits:

                          a.        3(i)    Charter as amended.(1)

                          b.        3(ii)   Bylaws.(1)

                          c.        4.1     Charter as amended.(1)

                          d.        4.2     Bylaws.(1)

                          e.        4.3     1997 First McMinnville Corporation
                                            Stock Option Plan.(2)

                          f.        4.4     Shareholders Rights Agreement dated
                                            June 10, 1997.(2)

                          g.        10.1    First National Bank of McMinnville
                                            401(k) Retirement Plan.(3)

                          h.        10.2    Consulting Agreement dated
                                            February 9, 1996, between First
                                            National Bank of McMinnville and
                                            Robert W. Jones, replacing prior
                                            agreement dated December 14, 1993,
                                            as amended.(4)

                          i.        11      Statement re: computation of per
                                            share earnings (Incorporated by
                                            reference to Note 17 of the
                                            Consolidated Financial Statements).

                          j.        13      Portions of the Annual Report to
                                            Security Holders, as set forth in
                                            the Exhibit Index. Omitted in paper
                                            copies.

                          k.        21      Subsidiaries of the Registrant for
                                            the year ended December 31, 1998.

                          l.        27      Financial Statement Schedule
                                            [Omitted in Paper Copies].

         (b) No reports on Form 8-K were filed for the quarter ended December 31, 1998.

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

--------------------------

         (1) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.
         (2) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.
         (3) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.
         (4) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

                                   SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRST MCMINNVILLE CORPORATION
                                         (REGISTRANT)

                               By:   /s/ Charles C. Jacobs
                                     -----------------------------------------
                                     Charles C. Jacobs
                                     President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                             Title                     Date
 ---------                                             -----                     ----

/s/ Robert W. Jones                                 Chairman and             March 9, 1999
-----------------------------------                 Director
Robert W. Jones


/s/ Paul O. Barnes                                  Director                 March 9, 1999
-----------------------------------
Paul O. Barnes


/s/ Henry N. Boyd                                    Director                March 9, 1999
-----------------------------------
Henry N. Boyd


/s/ J. G. Brock                                     Director                 March 9, 1999
-----------------------------------
J. G. Brock


/s/ Dean I. Gillespie                               Director                 March 9, 1999
-----------------------------------
Dean I. Gillespie


/s/ G. B. Greene                                    Director                 March 9, 1999
-----------------------------------
G. B. Greene


/s/ J. Douglas Milner                               Director                 March 9, 1999
-----------------------------------
J. Douglas Milner


/s/ Charles C. Jacobs                               President, CEO           March 9, 1999
-----------------------------------                 and Director
Charles C. Jacobs


/s/ John J. Savage, Jr.                             Director                 March 9, 1999
-----------------------------------
John J. Savage, Jr.


/s/ Carl M. Stanley                                 Director                 March 9, 1999
-----------------------------------
Carl M. Stanley


/s/ Kenny D. Neal                                   Treasurer/Chief          March 9, 1999
-----------------------------------                 Financial and
Kenny D. Neal                                       Accounting Officer

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

2.       Items Included:

(a)      Annual Reports, Proxy Statements, and Form of Proxy.

         (1) A copy of the annual report to security holders for the Company's last fiscal year is furnished herewith to the Commission for its information, pursuant to the instructions to Form 10-K, BUT NOT INCORPORATED BY REFERENCE (except that certain portions thereof have been incorporated by reference in response to certain items of this Annual Report on Form 10-K.

         (2) A copy of the form of proxy to be sent to security holders in respect of the Company's 1999 Annual Meeting of Shareholders is furnished herewith to the Commission for its information for its information, pursuant to the instructions to Form 10-K, BUT NOT INCORPORATED BY REFERENCE.

(These items appear commencing on page ____.)

                                  EXHIBIT INDEX




      EXHIBIT
      NUMBER                          DESCRIPTION OF EXHIBIT                                         LOCATION
      ------                          ----------------------                                         --------
        3(i)          Charter as amended.                                                               (1)

       3(ii)          Bylaws.                                                                           (1)

        4.1           Charter as amended.                                                               (1)

        4.2           Bylaws.                                                                           (1)

        4.3           1997 First McMinnville Corporation Stock Option Plan.                             (2)

        4.4           Shareholders Rights Agreement dated June 10, 1997.                                (2)

        10.1          First National Bank of McMinnville 401(k) Retirement Plan.                        (3)

        10.2          Consulting Agreement dated February 9, 1996, between First National               (4)
                      Bank of McMinnville and Robert W. Jones, replacing prior
                      agreement dated December 14, 1993, as amended.

         11           Statement re: computation of per share earnings.                                  (5)

         13           Annual Report to Security Holders (Only those portions incorporated by            (6)
                      reference) into the Report on Form 10-K.                                   [Omitted in Paper
                                                                                                      Copies]

         21           Subsidiaries of the Registrant for the year ended December 31, 1998.            Page ___

         27           Financial Statement Schedule.                                                     (7)
                                                                                                 [Omitted in Paper
                                                                                                      Copies]

         (1) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.

         (2) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

         (3) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.

         (4) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

         (5) Incorporated by reference to Note 17 of the Consolidated Financial Statements.

         (6) Portions of the Annual Report to Security Holders are incorporated by reference into the Form 10-K. These portions are "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the Company's Consolidated Financial Statements for the
         year ended December 31, 1999. This Exhibit is omitted in the paper copy pursuant to Instruction G(2) of the Instructions to Form 10-K.

 (7) This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1998 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1998.

                            SUPPLEMENTAL INFORMATION

                          FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

                            TELEPHONE (931) 473-4402
                            FACSIMILE (931) 473-6952

                                February 19, 1999


Dear Shareholder:

         You are cordially invited to attend the 1999 Annual Meeting of Shareholders of (the "Company") to be held on April 13, 1999, at 2:30 p.m., local time, at the Main Office of The First National Bank of McMinnville, 200 East Main Street, McMinnville, Tennessee. At the 1999 Annual Meeting, Shareholders of record as of February 26, 1999, will be entitled to vote (1) upon the election of four Class III Members of the Board of Directors who will serve a term of three years and until their successors have been elected and duly qualified and (2) upon the ratification of the appointment of Maggart & Associates, P.C. as the independent auditors for the Company for the fiscal year ending December 31, 1999. The Shareholders also will vote upon any other business that may properly come before the 1999 Annual Meeting.

         The enclosed Proxy Statement describes the proposed election of Directors and the appointment of independent auditors, and it contains other information about the 1999 Annual Meeting of Shareholders. Please read these materials carefully. IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED WHETHER OR NOT YOU PLAN TO ATTEND THE 1999 ANNUAL MEETING. PLEASE COMPLETE THE ENCLOSED PROXY SHEET AND RETURN IT IN THE ENCLOSED ENVELOPE WITHOUT DELAY. IF YOU ATTEND THE 1999 ANNUAL MEETING OF SHAREHOLDERS, YOU MAY WITHDRAW YOUR PROXY AND VOTE IN PERSON IF YOU WISH AS SET FORTH IN THE ACCOMPANYING PROXY STATEMENT BY GIVING APPROPRIATE NOTICE ANY TIME BEFORE THE VOTE IN RESPECT TO THE ELECTION OF DIRECTORS IS TAKEN.

         On behalf of your Board of Directors, we urge you to vote FOR the election of Directors and the ratification of the independent auditors. We look forward to seeing you at the Annual Meeting.

                                           Sincerely,


                                           /s/ Charles C. Jacobs
                                           ---------------------
                                           Charles C. Jacobs
                                           President

                          FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                      TO BE HELD ON TUESDAY, APRIL 13, 1999

         Notice is hereby given that the Annual Meeting of Shareholders of FIRST MCMINNVILLE CORPORATION (the "Company"), will be held on Tuesday, April 13, 1999, at 2:30 p.m., in the Main Office of The First National Bank of McMinnville, 200 East Main Street, McMinnville, Tennessee 37110, for the following purposes:

         (1) To elect four (4) Class III Directors (Charles C. Jacobs, J. Douglas Milner, John J. Savage, Jr., and Carl M. Stanley) whose terms currently expire in 1999 to serve a three-year term until the 2002 Annual Meeting of Shareholders and until their successors have been elected and duly qualified;

         (2) To approve the selection of Maggart & Associates, P.C., as the Company's independent auditors for the 1999 fiscal year; and

         (3) To consider any other business that may properly come before the 1999 Annual Meeting of Shareholders.

         The Board of Directors has fixed the close of business on February 26, 1999, as the record date for the determination of which Shareholders are entitled to notice of and to vote at the 1999 Annual Meeting of Shareholders. All times are local time in McMinnville, Tennessee. There are approximately 533,426 shares outstanding and entitled to vote.

         Your attention is directed to Exhibit A to this Notice of Annual Meeting for additional information regarding matters to be acted upon at the 1999 Annual Meeting of Shareholders.

                                   By Order of the Board of Directors

                                   /s/ Carol Locke
                                   ---------------
                                   Carol Locke, Secretary
                                   February 19, 1999

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

                                    EXHIBIT A

                                PROPOSAL NUMBER 1

                 NOMINEES AND MEMBERS OF THE BOARD OF DIRECTORS

         The following persons are members of the Board of Directors. Brief biographical information concerning each one is included below. The four (4) Directors listed in Class III are currently standing for election to the Board and, if elected, will serve three year terms and serve until their successors have been elected and duly qualified.

         CLASS III DIRECTORS ARE THOSE STANDING FOR ELECTION IN 1999. THE BOARD RECOMMENDS A VOTE "FOR" ALL OF THESE NOMINEES.

       NAME (AGE) OF DIRECTOR                          PREVIOUS FIVE YEARS                         SERVED AS
             OR NOMINEE                                BUSINESS EXPERIENCE                       DIRECTOR SINCE

                                                            CLASS III
                                                     (TERMS EXPIRE IN 1999)

         Charles C. Jacobs            President and Chief Executive Officer, First                     1985
                (60)                  McMinnville Corporation, January 1994 -present;
                                      President and Chief Executive Officer, First National
                                      Bank, January 1994 - present; President, First
                                      National Bank, 1988-1994

         J. Douglas Milner            General Manager and Vice President, Middle Tennessee             1995
                (52)                  Dr. Pepper Bottling Company

        John J. Savage, Jr.           Retired; Executive Vice President and Trust Officer,             1984
                (77)                  First National Bank through September 1986

          Carl M. Stanley             Chief Manager, The Burroughs-Ross-Colville Company,              1984
                (63)                  LLC

       NAME (AGE) OF DIRECTOR                  PREVIOUS FIVE YEARS                                 SERVED AS
             OR NOMINEE                        BUSINESS EXPERIENCE                               DIRECTOR SINCE

                                                     CLASS I
                                             (TERMS EXPIRE IN 2000)


           Paul O. Barnes             Chairman, B & P Lamp Supply Co., Inc.                            1984
                (65)

           Henry N. Boyd              Chief Executive Officer, Boyd Bros. Nursery                      1984
                (82)

         Dean I. Gillespie            Dean I. Gillespie, President, Bridge Builders, Inc.              1984
                (65)

                                                             CLASS II
                                                      (TERMS EXPIRE IN 2001)

            J. G. Brock                         Owner, Brock Construction Company                      1993
                (43)

            G. B. Greene                       President, Womack Printing Co., Inc.                    1984
                (59)

          Robert W. Jones             Chairman, First McMinnville Corporation, 1989 -                  1984
                (70)                  present; Chairman, First National Bank, 1981 -
                                      present; Chief Executive Officer, First National
                                      Bank, 1976 - 1993

         THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE "FOR" THE ELECTION OF THE NAMED DIRECTOR NOMINEES.

           PROPOSAL NUMBER 2--RATIFICATION OF APPOINTMENT OF AUDITORS

         The Directors have appointed Maggart & Associates, P.C., to serve as independent auditors for the Company for the fiscal year that ends December 31, 1999, subject to ratification of such appointment by the Shareholders. This firm served as the Corporation's accounting firm for the year ending December 31, 1998. A representative of Maggart & Associates, P.C. is expected to be present at the 1999 Annual Meeting of Shareholders to respond to Shareholders' questions and such representative will have the opportunity to make a statement if she or he desires.

         The appointment of the auditors must be ratified by a majority of the votes cast by the Shareholders at the 1999 Annual Meeting of Shareholders.

         THE BOARD OF DIRECTORS RECOMMENDS THAT THE SHAREHOLDERS VOTE "FOR" THE RATIFICATION OF THE APPOINTMENT OF MAGGART & ASSOCIATES, P.C. AS THE CORPORATION'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999.

                              MISCELLANEOUS MATTERS

         The Board knows of no other matter which may properly come before the Annual Meeting for action. However, if any other matter does properly come before the Annual Meeting, the persons named in the enclosed proxy will vote in accordance with their judgment upon such other matter.

         The Company will bear the expense of solicitation of the proxies for the 1999 Annual Meeting of Shareholders. The Company will reimburse brokerage firms and other custodians, nominees, and fiduciaries for their reasonable expenses incurred in sending proxy materials to the beneficial owners/Shareholders of the Common Stock in connection with the 1999 Annual Meeting of Shareholders. In addition to solicitations by the mails, the Company's Directors, officers, and regular employees may solicit proxies personally or by telephonic or telegraphic means, for which they will receive no additional compensation. The Company does not intend to employ or to compensate any other persons or entities to solicit proxies in connection with the 1999 Annual Meeting of Shareholders.

                              REVOCABILITY OF PROXY

         A Shareholder of record who signs and returns a proxy in the accompanying form may revoke the same at any time before the authority granted thereby is exercised by attending the Annual Meeting and electing to vote in person, by filing with the Secretary of the Company a written revocation, or by duly executing a proxy bearing a later date. (Such later executed and dated proxy, to be effective, must be delivered to the Chairperson of the Annual Meeting before the vote in respect of Proposal No. 1 is taken.) Unless so revoked, the shares represented by the proxy will be voted at the Annual Meeting. Where a choice is specified on the proxy, the shares represented thereby will be voted in accordance with such specifications. If no specification is made, such shares will be voted for the election of all Director nominees, and for the approval of Maggart & Associates, P.C., as the Company's independent auditors for the 1999 fiscal year. Abstentions and broker non-votes will not be counted as affirmative votes. Neither the Tennessee Business Corporation Act, nor the Company's Charter or Bylaws, address the treatment of abstentions and broker non-votes.

         When a proxy is properly executed and returned, the shares of Common Stock it represents will be voted in accordance with the directions indicated on the proxy. IF NO DIRECTIONS ARE INDICATED IN THE PROXY, ALL DULY EXECUTED PROXIES THAT HAVE NOT BEEN REVOKED WILL BE VOTED FOR PROPOSAL NUMBER 1 TO ELECT ALL OF THE CLASS III NOMINEES TO THE BOARD OF DIRECTORS; AND FOR PROPOSAL NUMBER 2 TO RATIFY THE APPOINTMENT OF MAGGART & ASSOCIATES, P.C., AS THE BANK'S INDEPENDENT AUDITORS FOR FISCAL YEAR 1999; AND, IN THE DISCRETION OF THE PROXY, IN RESPECT OF ANY OTHER ITEM OF BUSINESS THAT MAY PROPERLY COME BEFORE THE ANNUAL MEETING. Presently, other than such ministerial matters as approving of the minutes of the most recent meeting of the Shareholders, the Board of Directors knows of no other business that may properly come before the Annual Meeting.

PROXY                      FIRST MCMINNVILLE CORPORATION
                 ANNUAL MEETING OF SHAREHOLDERS, APRIL 13, 1999
                THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS

         The undersigned hereby appoint(s) PAUL O. BARNES, J. G. BROCK, AND G.
B. GREENE, and each of them, as Proxies, each with full power to appoint his substitute, and hereby authorize(s) any of them to represent and to vote, as designated below, all of the shares of Common Stock of First McMinnville Corporation held of record by the undersigned at the close of business on February 26, 1999, at the 1999 Annual Meeting of Shareholders to be held at 200 East Main Street, McMinnville, Tennessee, on April 13, 1999, at 2:30 p.m. local time, and any adjournment(s) or postponements thereof.

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

 Charles C. Jacobs, J. Douglas Milner, John J. Savage, Jr., and Carl M. Stanley

(2) To approve the selection of Maggart and Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1999.
         [  ]    FOR           [  ]        AGAINST              [  ]    ABSTAIN

(3) In their discretion, on such other matters as may properly come before the 1999 Annual Meeting of Shareholders.

         THE SHARES REPRESENTED HEREBY WILL BE VOTED AS SPECIFIED. IF NO SPECIFICATION IS MADE, THE SHARES WILL BE VOTED FOR THE NOMINEES IN THE ELECTION OF DIRECTORS, FOR THE SELECTION AND RATIFICATION OF MAGGART & ASSOCIATES, P.C., AS INDEPENDENT AUDITORS, AND IN THE DISCRETION OF THE PROXY AS TO OTHER MATTERS.

         PLEASE SIGN AND DATE BELOW AND RETURN PROMPTLY.



DATED:                     , 1999
      ---------------------         -------------------------------------------


DATED:                     , 1999
      ---------------------         -------------------------------------------
                                    Signatures of Shareholder(s) should
                                    correspond exactly with the name printed hereon. Joint owners should each sign personally. Executors, administrators, trustees, etc., should give full title and authority.

                               1998 ANNUAL REPORT
                                       TO
                                  STOCKHOLDERS








                            [GRAPHIC OF MAIN OFFICE]



















                          FIRST MCMINNVILLE CORPORATION
                             MCMINNVILLE, TENNESSEE

                                TABLE OF CONTENTS



                                                                                                                PAGE
                                                                                                                ----

In Memoriam.......................................................................................................2

To Our Shareholders...............................................................................................3

Summary of Selected Financial Data................................................................................4

Graphs............................................................................................................5

Directors.......................................................................................................6-7

Officers..........................................................................................................8

Employees......................................................................................................9-11

Hometown Spirit..................................................................................................12

Management's Discussion and Analysis or Plan of Operation.....................................................13-19

Independent Auditor's Report.....................................................................................20

Consolidated Balance Sheets......................................................................................21

Consolidated Statements of Earnings..............................................................................22

Consolidated Statements of Comprehensive Earnings................................................................23

Consolidated Statements of Changes in Stockholders' Equity...................................................... 24

Consolidated Statements of Cash Flows.........................................................................25-26

Notes to Consolidated Financial Statements....................................................................27-48

Line of Business.................................................................................................49

Dividend and Market Information..................................................................................49

Annual Report on Form 10-K.......................................................................................49

                                   IN MEMORIAM






                                  [PHOTOGRAPH]









                           WILLIAM B. (BILLY) WHITSON


         Mr. William B. (Billy) Whitson served as a director of First McMinnville Corporation from 1984 and First National Bank from 1953 until his death on December 25, 1998. Throughout his years of service his loyalty to our company was unsurpassed. He dedicated his efforts to ensure our company was fiscally sound, provided quality personal service to our customers and contributed to the economic stability of our community.
         For over sixty his various business enterprises provided jobs for citizens of our community. The flagship of his companies was Burroughs-Ross-Colville, of which he was chairman. Not only did this company provide manufacturing jobs, but also was a source of revenue for the timber industry.
         Without fanfare, Mr. Whitson financially supported many worthwhile community organizations. Among these were the First United Methodist Church, Boy Scouts of America, the Noon Rotary Club, and Warren County General Hospital.
         One of his favorite pastimes was to walk in the woods, and to ensure this pleasure for future generations, he arranged for 3000 acres of land adjacent to the Savage Gulf - Stone Door Park to be transferred to the state of Tennessee.
         Mr. Whitson is survived by his wife Mary Pope Whitson and two daughters, Jane and Mary Gwynn Whitson.
         Our company will miss his counsel, loyalty and support. His courage in the face of declining health was an inspiration to all of us. The dedication of this annual report to him is a small token to show the high esteem in which he was held.

                          FIRST MCMINNVILLE CORPORATION
                              200 EAST MAIN STREET
                          MCMINNVILLE, TENNESSEE 37110

Dear Stockholder:

1998 was a good year for First McMinnville Corporation and its subsidiary, First National Bank of McMinnville. As you read this annual report, we believe you will be pleased. As of December 31, 1998, our assets exceeded $243,000,000. Our earnings per share were $7.23 with 36.65% being paid to you, our shareholder, as dividends. For 1998, our return on assets was 1.63% and the return on average equity was 11.23%. The book value per share of our stock increased by 7.69% for the year with the value being $65.40 as of December 31, 1998.

As the value of your investment in First McMinnville Corporation continues to grow, we are confident you will encourage your family and friends to utilize the services First National Bank has to offer.

In April, 1998, we began to offer alternative investments. This gives our customers more opportunities and options to invest their money.

Our organization lost a very loyal and dedicated supporter on December 25, 1998 with the death of William B. (Billy) Whitson. Mr. Whitson had served on our board of directors since 1953. The contributions he made during those forty-five years of service were enormous. We will miss his wise counsel and the inspiration he provided.

On December 1, 1998, Vice President Frances Baker retired after thirty-eight years of dedicated service to our company. The esteem in which she was held by our customers was evidenced by the large turnout at her retirement reception. Our wish for her is good health and ample time to spoil her grandchildren.

In 1999, our subsidiary, First National Bank will observe 125 years of service. As we celebrate this historic occasion, our staff is committed to continue our tradition of being a sound fiscal entity while offering innovative banking to our customers.

With your support and loyalty, we believe we can continue to play a vital role in the economic development of our community and enhance your investment.




/s/ Charles C. Jacobs
---------------------
Charles C. Jacobs
CEO and President

         ASSETS                                       EQUITY




   [GRAPH 1994-1998]                            [GRAPH 1994-1998]






       DEPOSITS                                     NET LOANS




   [GRAPH 1994-1998]                            [GRAPH 1994-1998]






   DIVIDENDS PER SHARE*                      BASIC EARNINGS PER SHARE*




   [GRAPH 1994-1998]                            [GRAPH 1994-1998]


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

                   DIRECTORS OF FIRST MCMINNVILLE CORPORATION
                                       AND
                       FIRST NATIONAL BANK OF MCMINNVILLE
                                    CONTINUED



                                  [PHOTOGRAPH]



                                  H.L. MOLLOY**
                                     Retired



         [PHOTOGRAPH]                                [PHOTOGRAPH]



     JOHN J. SAVAGE, JR.                        CARL M.STANLEY
     Former Executive Vice President            President and CEO
     and Trust Officer                          Burroughs-Ross-Colville Co. LLC
     First National Bank



[PHOTOGRAPH                    [PHOTOGRAPH]                 [PHOTOGRAPH]



ARTHUR J. DYER*                RUFUS GONDER*              LEVOY KNOWLES*
President                      C.P.A.                     General Manager
Metal Products Company                                    Ben Lomand Rural
                                                          Telephone Cooperative


*Advisory                                                            **Honorary

                 OTHER OFFICERS OF FIRST MCMINNVILLE CORPORATION

[PHOTOGRAPH]               [PHOTOGRAPH]                 [PHOTOGRAPH]

DIANE BOGLE                LESTER COWELL                BRENT FOSTER
Sr. Vice President         Sr. Vice President           Sr. Vice President


[PHOTOGRAPH]          [PHOTOGRAPH]                [PHOTOGRAPH]            [PHOTOGRAPH]


DAVID MARTTALA        KENNY NEAL                  PHIL WHISENHUNT         CAROL LOCKE
Sr. Vice President    Sr. Vice President          Sr. Vice President      Secretary
                      Treasurer
                      Chief Financial Officer

                                  OFFICERS OF FIRST NATIONAL BANK OF McMINNVILLE

       CHARLES C. JACOBS                       MARY JANE BELL                        MELBA SLAUGHTER
    Chief Executive Officer                 Vice President Loans                Assistant Vice President
         and President

          DIANE BOGLE                           CINDY SWANN                          GAIL YOUNGBLOOD
Sr. Vice President - Compliance                   Auditor                       Assistant Vice President
                                                                                 Manager Data Processing

         LESTER COWELL                          CAROL LOCKE                          MICHELLE GRISSOM
   Sr. Vice President - Loans               Secretary to the Board           Manager - Smithville Hwy. Branch
                                          Manager - Human Resources

         BRENT FOSTER                           NANCY MCBEE                         SHIRLEY MAXWELL
   Sr. Vice President - Loans             Assistant to the President            Administrative Assistant

        DAVID MARTTALA                           FRED L. GREENE                       CONNIE BELL
Sr. Vice President-Legal Counsel             Assistant Vice President          Assistant Trust Officer
      Trust Administrator                Manager-Viola-Morrison Branches

          KENNY NEAL                             QUEITA ROBERTS                        TAMMY WARD
  Sr. Vice President - Cashier               Assistant Vice President           Alternative Investments

       PHIL WHISENHUNT                          ARLA J. SIMMONS
 Sr. Vice President - Loans                Assistant Vice President
                                          Manager - Sparta Rd. Branch

                                  EMPLOYEES OF
                       FIRST NATIONAL BANK OF MCMINNVILLE



                                  Left to right,
                                  Back row:
                                  Shirley Maxwell,
                                  Jaime Ledbetter,
                                  Tom Ward,
                [PHOTOGRAPH]      Jennie McDowell
                                  Kelly Colter,
                                  Front row:
                                  Tammy Horn,
                                  Lori McBee
                                  Kristy Tate.


                                               Left to right,
                                               Back row:
                                               Addie Lee Fults,
                                               Melba Slaughter,
                                               Aaron Higley,
                     [PHOTOGRAPH]              Nettie Cutrell,
                                               Marian Jacobs.
                                               Front row:
                                               Jill Griffin,
                                               Pam Turner,
                                               Vicki Millraney,
                                               Tina Graham.


                                    Left to right,
                                    Back row:
                                    Jennifer Mullican,
                                    Sue Heatherly,
                                    Cindy Pearson,
                                    Michelle Grissom,         [PHOTOGRAPH]
                                    Derita Reed,
                                    Front row:
                                    Sherri Blair,
                                    Brad Pitmon,
                                    Seth Wade,
                                    Donna Mears.

                                  EMPLOYEES OF
                       FIRST NATIONAL BANK OF MCMINNVILLE
                                    CONTINUED



                                 Left to right,
                                 Back row:
                                 Cathy Cox,
                                 Ardana Hughes,
                                 Elaine Wilson,
                  [PHOTOGRAPH]   Doris Emberton,
                                 Judy Rigsby,
                                 Front row:
                                 Patti Barnes,
                                 Jennifer Patch,
                                 Sherry Patterson,
                                 Jenny Boyd.








                           Left to right,
                           Back row:
                           Peggy Smith,
                           Kristine Kennedy,
                           Shirley Reed,
                           Melodie Hawkins,          [PHOTOGRAPH]
                           Front row:
                           Dean Cantrell,
                           Leane Davis,
                           Heather Craddock.

                                  EMPLOYEES OF
                       FIRST NATIONAL BANK OF MCMINNVILLE
                                    CONTINUED


                                 Left to right,
                                 Back row:
                                 Nancy McBee,
                                 Queita Roberts,
                                 Michael Weeter,
                  [PHOTOGRAPH]   Mary Jane Bell,
                                 Glenda Phillips.
                                 Front row:
                                 Gail Youngblood,
                                 Susan Connelly,
                                 Ronalda Ralph,
                                 Connie Sanders.








                           Left to right,
                           Back row:
                           Helen Martin,
                           Cindy Swann,
                           Fred Greene,
                           Connie Bell,              [PHOTOGRAPH]
                           Arla Simmons.
                           Front row:
                           Kathy Templeton,
                           Billi Talley,
                           Vickie Mitchell,
                           Mozelle Terry.

                                LINE OF BUSINESS

During 1998, the Company and its subsidiary, First National Bank of McMinnville (the "Bank"), were engaged primarily in the general banking business and activities closely related to banking or to managing or controlling banks, as authorized by the laws of the United States and the State of Tennessee and regulations pursuant thereto. Services offered by the Bank include checking, passbook savings an certificate accounts, safe deposit box rental, personal, commercial, agricultural, construction and real estate loans, traveler's checks, cashier's checks, bank drafts, discount brokerage services, trust services, estate planning and other banking services. The Bank renders other services in connection with its general banking business such as individual credit and financial counseling, automatic teller services, and credit card accounts.





                         DIVIDEND AND MARKET INFORMATION

As of December 31, 1998, there were 500 holders of First McMinnville Corporation Common Stock. There is no established trading market for shares of the Company Common Stock. The following table sets forth the approximate prices at which First McMinnville Corporation Common Stock was purchased and sold in privately negotiated transactions in the Company's service area as reported to the Company or as estimated by the Company during each calendar quarter in the preceding two years.

                                                      1998                                 1997
                                            --------------------------          --------------------------
                                            I      II      III      IV          I      II      III      IV
         Representative Price             $61      63       64      66        $57      59       60      61

Holders of Company Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefor. First McMinnville Corporation paid cash dividends of $2.50 and $2.65 per share during 1997 and 1998, respectively. First McMinnville Corporation expects comparable cash dividends in the future. The limitations on the amounts available to First McMinnville Corporation for payment of dividends to stockholders are discussed in Management's Discussion and Analysis of Financial Condition. and Results of Operations and in the Notes to the Consolidated Financial Statements.





                           ANNUAL REPORT ON FORM 10-K

A copy of the 1998 Annual Report of First McMinnville Corporation, as filed with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934 on Form 10-K, will be provided to each stockholder free of charge on written request. Copies of any exhibits filed as part of this annual report will be provided on payment of a reasonable fee to cover reproduction cost. All requests should be addressed to: Charles C. Jacobs, President, First McMinnville Corporation, 200 East Main Street, McMinnville, TN 37110.

                                   MAIN OFFICE
                              200 EAST MAIN STREET




                                    BRANCHES

               SMITHVILLE HWY.                    SPARTA STREET
               ---------------                    -------------
               917 SMITHVILLE HWY.                1408 SPARTA STREET


               FARMERS & MERCHANTS                MORRISON
               -------------------                --------
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