Form 10-Q
period 1999-03-31
FIRST MCMINNVILLE CORP
filed 1999-05-14
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 MARK ONE

   [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

             Common stock outstanding: 533,274 shares at May 3, 1999
                                       -------

PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank), are as follows:

      Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.

      Consolidated Statements of Earnings - For the three months ended March 31, 1999 and 1998.

      Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 1999 and 1998.

      Consolidated Statements of Cash Flows - For the three months ended March 31, 1999 and 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            Disclosures required by Item 3. are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)

                                                                            March 31,     December 31,
                                                                               1999           1998
                                                                            ---------     ------------
                                                                                  (In Thousands)
                                      Assets
Loans                                                                       $ 128,081        126,665
   Less: Allowance for loan losses                                             (1,557)        (1,495)
                                                                            ---------       --------
                Net loans                                                     126,524        125,170

Securities:
   Held to maturity, at cost (market value - $45,303,000 and
     $47,393,000, respectively)                                                44,388         46,217
   Available-for-sale, at market (amortized cost - $73,287,000
     and $61,318,000, respectively)                                            72,716         61,743
                                                                            ---------       --------
                Total earning assets                                          243,628        233,130

Cash and due from banks                                                         4,282          5,241
Bank premises and equipment, net of accumulated depreciation                    1,988          2,058
Accrued interest receivable                                                     2,470          2,034
Deferred tax asset                                                                441             63
Other real estate                                                                  11             11
Other assets                                                                      497            490
                                                                            ---------       --------

                Total assets                                                $ 253,317        243,027
                                                                            =========       ========

                       Liabilities and Stockholders' Equity
Deposits                                                                    $ 190,254        185,305
Securities sold under repurchase agreements                                    16,202         13,699
Federal funds purchased                                                         5,000          2,000
Advances from Federal Home Loan Bank                                            4,000          4,000
Accrued interest and other liabilities                                          2,496          3,137
                                                                            ---------       --------
                Total liabilities                                             217,952        208,141
                                                                            ---------       --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 606,875 shares and 606,795, respectively                            1,517          1,517
   Additional paid-in capital                                                   1,628          1,623
   Retained earnings                                                           35,124         34,017
   Accumulated other comprehensive earnings:
   Net unrealized gains (losses) on available-for-sale securities, net of income tax benefit of $217,000 and income taxes of
     $162,000, respectively                                                      (354)           264
                                                                            ---------       --------
                                                                               37,915         37,421
Less cost of treasury stock of 73,601 shares at March 31, 1999
   and 73,369 shares at December 31, 1998                                      (2,550)        (2,535)
                                                                            ---------       --------
                Total stockholders' equity                                     35,365         34,886
                                                                            ---------       --------
                                                                            $ 253,317        243,027
                                                                            =========       ========

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                          1999       1998
                                                                          ----       ----
                                                                       (Dollars In Thousands
                                                                      Except Per Share Amount)
Interest income:
   Interest and fees on loans                                            $2,594      2,392
   Interest and dividends on securities:
     Taxable securities                                                   1,408      1,234
     Exempt from Federal income taxes                                       366        319
   Interest on federal funds sold                                             1         27
   Interest on interest-bearing deposits in other banks and other
     interest                                                              --            2
                                                                         ------      -----
                Total interest income                                     4,369      3,974
                                                                         ------      -----

Interest expense:
   Interest on negotiable order of withdrawal accounts                      161        120
   Interest on money market demand and savings accounts                     285        278
   Interest on certificates of deposit                                    1,471      1,383
   Interest on securities sold under repurchase agreements and
     short term borrowings                                                  132         42
   Interest on Federal funds purchased                                       40          2
   Interest on advances from Federal Home Loan Bank                          52       --
                                                                         ------      -----
                Total interest expense                                    2,141      1,825
                                                                         ------      -----
                Net interest income                                       2,228      2,149
Provision for loan losses                                                    45         45
                                                                         ------      -----
                Net interest income after provision for loan losses       2,183      2,104
                                                                         ------      -----

Non-interest income:
   Service charges on deposit accounts                                      108        119
   Other fees and commissions                                                81         60
   Commissions and fees on fiduciary activities                              20         12
   Security gains related to available-for-sale securities                    5       --
   Gain on sale of bank premises                                            166       --
   Other income                                                              12         13
                                                                         ------      -----
                                                                            392        204
                                                                         ------      -----

Non-interest expense:
   Salaries and employee benefits                                           666        634
   Occupancy expenses, net                                                   51         58
   Furniture and equipment expense                                           19         22
   Data processing expense                                                   40         51
   FDIC insurance                                                             6          5
   Other operating expenses                                                 216        202
                                                                         ------      -----
                                                                            998        972
                                                                         ------      -----

Earnings before income taxes                                              1,577      1,336
Income taxes                                                                470        390
                                                                         ------      -----
Net earnings                                                             $1,107        946
                                                                         ======      =====
Basic earnings per common share                                          $ 2.08       1.77
                                                                         ======      =====
Diluted earnings per common share                                        $ 2.07       1.77
                                                                         ======      =====
Dividends per share                                                      $ --         --
                                                                         ======      =====

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)



                                                                     1999        1998
                                                                     ----        ----
                                                                     (In Thousands)
Net earnings                                                        $1,107       946
                                                                    ------       ---
Other comprehensive earnings (loss), net of tax:
   Unrealized gains (losses) on available-for-sale securities arising during period, net of tax benefit of $376,000 and
     income taxes of $1,000, respectively                             (615)        3
   Less: reclassification adjustment for gains included in
     net earnings, net of taxes of $2,000                               (3)      --
                                                                    ------       ---
                Other comprehensive earnings (loss)                   (618)        3
                                                                    ------       ---
                Comprehensive earnings                              $  489       949
                                                                    ======       ===




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                     1999         1998
                                                                     ----         ----
                                                                     (In Thousands)
Cash flows from operating activities:
   Interest received                                               $  3,920       3,762
   Fees and commissions received                                        221         204
   Interest paid                                                     (1,975)     (1,533)
   Cash paid to suppliers and employees                                (974)       (902)
   Income taxes paid                                                   (143)        (67)
                                                                   --------     -------
                Net cash provided by operating activities             1,049       1,464
                                                                   --------     -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities            7,431       7,807
   Proceeds from maturities of available-for-sale securities          1,183       7,578
   Proceeds from sales of available-for-sale securities               1,005        --
   Purchase of held-to-maturity securities                           (5,602)    (11,101)
   Purchase of available-for-sale securities                        (14,139)     (9,543)
   Loans made to customers, net of repayments                        (1,399)       (739)
   Purchase of premise and equipment                                    (13)       --
   Proceeds from sale of premises and equipment                         204        --
                                                                   --------     -------
                Net cash used in investing activities               (11,330)     (5,998)
                                                                   --------     -------

Cash flows from financing activities:
   Net (decrease) increase in non-interest bearing, savings and
     NOW deposit accounts                                               901        (580)
   Net increase in time deposits                                      4,048       3,355
   Increase in securities sold under repurchase agreement             2,503         808
   Increase in Federal funds purchased                                3,000        --
   Dividends paid                                                    (1,120)     (1,072)
   Proceeds from issuance of common stock                                 5          47
   Payments to acquire treasury stock                                   (15)        (72)
                                                                   --------     -------
                Net cash provided by financing activities             9,322       2,486
                                                                   --------     -------

Net decrease in cash and cash equivalents                              (959)     (2,048)

Cash and cash equivalents at beginning of period                      5,241       7,111
                                                                   --------     -------

Cash and cash equivalents at end of period                         $  4,282       5,063
                                                                   ========     =======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                      1999        1998
                                                                      ----        ----
                                                                       (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                    $ 1,107        946
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                     45         53
         Provision for loan losses                                        45         45
         Gain on sale of available-for-sale securities                    (5)      --
         Gain on sale of premises and equipment                         (166)      --
         FHLB dividend reinvestment                                      (13)       (12)
         Decrease (increase) in other assets, net                         (7)       226
         Increase in other liabilities                                   313        114
         Increase in interest receivable                                (436)      (200)
         Increase in interest payable                                    166        292
                                                                     -------     ------
                Total adjustments                                        (58)       518
                                                                     -------     ------
                Net cash provided by operating activities            $ 1,049      1,464
                                                                     =======     ======




Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities available-for-
       sale, net of income tax benefit of $379,000 and income
       taxes of $2,000, respectively                                 $  (618)         3
                                                                     =======     ======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company or Registrant) and its wholly-owned subsidiary, First National Bank of McMinnville (Bank).

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998, comprehensive earnings for the three months ended March 31, 1999 and 1998 and changes in cash flows for the three months ended March 31, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                            --------------------
                                                             1998           1997
                                                             ----           ----
                                                               (In Thousands)
     Balance, January 1, 1999 and 1998, respectively        $ 1,495        1,314
     Add (deduct):
        Losses charged to allowance                              (3)          (5)
        Recoveries credited to allowance                         20           19
        Provision for loan losses                                45           45
                                                            -------       ------
     Balance, March 31, 1999 and 1998, respectively         $ 1,557        1,373
                                                            =======       ======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a complete discussion of factors that impact liquidity, capital and the results of operations.

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

        The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.6 million mature or reprice within the next twelve months.

        A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1999 commercial loans of approximately $26.3 million and other loans (mortgage and consumer) of approximately $6.7 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

        As for liabilities, certificates of deposit of $100,000 or greater of approximately $36.2 million will become due during the next twelve months. The Bank's deposit base increased approximately $4.9 million during the quarter ended March 31, 1999. Securities sold under repurchase agreements increased approximately $2.5 million and Federal funds purchased increased $3.0 million during the first three months of 1999. The increase in Federal funds purchased was necessary due to the increase in earning assets of $10.5 million which were also funded by the increase in deposits and securities sold under repurchase agreements.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

        The Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At March 31, 1999, the Bank can declare during the remainder of 1999 cash dividends in an aggregate amount not to exceed approximately $6.2 million, exclusive of any 1999 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

        A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 14.0% at March 31, 1999 and 14.4% at December 31, 1998. Total assets increased 4.2% during the three months ended March 31, 1999. The annualized rate of return on stockholders' equity for the three months ended March 31, 1999 was 12.6% compared to 11.8% for the comparable period in 1998. Principally because of the relatively high percentage of equity capital the return on equity is lower than the reported average for many banks in the Bank's peer group. Cash dividends will be increased during the remainder of 1999 over 1998 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1998 were $2.65 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

        Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.4%, a total capital to risk-based ratio of 27.6% and a Tier 1 leverage ratio of 14.4%, and fell within the category of "well capitalized" under the regulations.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

        The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies (such as the Company) which have more than $150 million in consolidated assets. These guidelines required bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines.

        On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At March 31, 1999, 2,075 shares had been exercised and 12,185 shares were exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

YEAR 2000 ISSUES

        The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000) and recognize that the Year 2000 is a leap year. To address the Year 2000 issue, the Company has adopted a broad-based approach designed to encompass the Company's total environment.

        The Company has appointed a Year 2000 committee which was established in mid-1997. The Y2K Committee has representation from all affected areas for the purpose of managing the process of assessing and correcting non-compliance throughout the organization. Areas being addressed by the Y2K Committee include:

        - The subsidiary Bank's primary data processing system. Banctec, Inc., a data processing firm, provides the primary software and hardware for the data processing system of the subsidiary banks. This software and hardware is of the highest priority for day to day operations, accounting and success of the subsidiary Bank.

        - Government systems, such as the Federal Reserve Bank for check clearing, wire transfers, and the free flow and exchange of funds between institutions are absolutely critical.

        - The internal PC hardware and software systems within the subsidiary Bank, along with telecommunications systems.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 ISSUES, CONTINUED

        - The primary securities portfolio accounting and safekeeping system for the subsidiary Bank.

        - Credit administration - the committee is reviewing the risk associated with Year 2000 status of the subsidiary Bank's loan customers and depositors.

        The Company's Y2K Committee is using a 4-phase approach in its Year 2000 project made up of awareness, assessment, renovation, and validation-testing. The Company is currently in the final phase of the Y2K Plan.

        The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware and software that is compliant. As of December 31, 1998 the Y2K committee determined that substantially all of the Company's systems will operate properly in the Year 2000.

        Programming changes and software replacement for systems that were not Year 2000 compliant as of December 31, 1998 were completed during the first quarter of 1999. Banctec, Inc. has tested the Access 8.0 Operating system and the Company has documentation on file that the operating system is Y2K compliant. However, the Company tested the software using its own database to ensure the readiness of the Company to service its customer base into the Year 2000. The testing was completed during 1998, and found to be Y2K compliant.

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

        The Company is requiring Y2K readiness information from all of its major borrowers. The Company believes commercial borrowers must realize the impact that the Y2K could have on their respective businesses. Seminars, questionnaires and individual contact with loan customers have been used and will be continued to be used as an ongoing prevention measure during the 1999 year that is intended to ameliorate Y2K problems to the extent reasonably practical. The Company realizes that the lack of Y2K preparation of loan customers could have a materially adverse impact on the Company during the Year 2000.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

YEAR 2000 ISSUES, CONTINUED

        Customer awareness of the Company's Y2K readiness is critical. The steps taken by the Company to prepare for the Year 2000 will be shared with customers through Quarterly Newsletters, statement stuffers and the Y2K training of employees. The Company believes customers must have a high confidence level in the Company at the end of 1999 to avoid the potential for mass withdrawals of funds from the Company.

        The Company estimates that the cost of its Year 2000 project will not exceed $200,000 in the aggregate and that the cost will not be material to earnings. Actual expenditures to date together with currently anticipated future expenditures are within this estimate. The Company's management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the widespread nature of the problem, and the number of factors outside of the Company's direct control, management is continuously evaluating the risks associated with Year 2000. Management believes that the Company's ultimate ability to successfully address Year 2000 issues will be significantly affected by external factors such as the success of government agencies, suppliers, vendors and customers to address their own respective Year 2000 issues. Although management is actively addressing and establishing contingency plans to deal with these external factors, they ultimately are beyond management's control.

        The Board of Directors is aware of the Y2K problem and is receiving monthly updates on the Y2K Committee's progress. The Board has approved the Company's written contingency plan. The plan addresses all aspects of the Company's operation systems identifying alternative solutions. The contingency plan identifies all of the subsidiary Banks' major processing systems as critical, semi-critical and non-critical. A processing solution is in place and tested has been successfully completed on each of these applications detailing information on alternative processors and their capabilities.

        The foregoing notwithstanding, management does not currently believe that the costs of assessment, remediation, or replacement of the Company's systems, or the potential failure of third parties' systems will have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity based on the published information known to management at this time.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

        Net earnings were $1,107,000 for the three months ended March 31, 1999 as compared to $946,000 for the same period in 1998.

        As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during period of volatility in interest.

        The Company's interest income, excluding tax equivalent adjustments, increased by $395,000 or 9.9% during the three months ended March 31, 1999 as compared to an increase of $273,000 or 7.4% for the same period in 1998. The increase in 1999 was attributable primarily to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.4% for the quarter ended March 31, 1999 and 95.5% for the quarter ended March 31, 1998.

        Interest expense increased by $316,000 for the three months ended March 31, 1999 or 17.3% compared to an increase of $151,000 or 9.0% for the same period in 1998. Such increases in interest expense can be attributable primarily to an increase in interest bearing liabilities.

        The foregoing resulted in net interest income of $2,228,000 for the three months ended March 31, 1999 an increase of $79,000 or 3.7% compared to the same period in 1998.

        The provision for loan losses was $45,000 for the first three months of 1999 and 1998, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

        A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

        The Company's first mortgage single family residential, consumer and credit card loans which total approximately $60,274,000, $2,728,000 and $277,000, respectively at March 31, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

        The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower's ability to pay.

        Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 1999, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 1999 and December 31, 1998, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

        Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 1999, the Company had no loans that have had the terms modified in a troubled debt restructuring.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

        Impaired loans and related allowance for loan loss amounts at March 31, 1999 and December 31, 1998 were as follows:

                                                           March 31, 1999               December 31, 1998
                                                     -------------------------      -------------------------
                                                                    Allowance                      Allowance
                                                       Recorded        for            Recorded        for
                         (In Thousands)               Investment    Loan Loss        Investment    Loan Loss
                                                     -----------   -----------      -----------   -----------
              Impaired loans with allowance for
                loan loss                            $    2,969            722            2,800           709

              Impaired loans with no allowance for
                loan loss                                  --             --               --            --
                                                     ----------    -----------      -----------   -----------
                                                     $    2,969            722            2,800           709
                                                     ==========    ===========      ===========   ===========


        The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

        The average recorded investment in impaired loans for the three months ended March 31, 1999 and 1998 was $2,969,000 and $3,423,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $67,000 and $81,000 for 1999 and 1998, respectively.

        The following schedule details selected information as to non-performing loans of the Company at March 31, 1999:

                                                  Past Due
                                                   90 Days        Non-Accrual
                                                 -----------      -----------
                                                       (In Thousands)
     Real estate loans                           $       241             --
     Installment loans                                    24             --
     Commercial                                           28             --
                                                 -----------      -----------
                                                 $       293             --
                                                 ===========      ===========
     Renegotiated loans                          $      --               --
                                                 ===========      ===========

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        At March 31, 1999, loans which include the above, totaling $6,193,000 were included in the Company's internal classified loan list. Of these loans $1,585,000 are real estate and $4,608,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $9,206,000 ($2,298,000 related to real property and $6,908,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

        Non-interest income excluding securities transactions increased $183,000 or 89.7% during the three months ended March 31, 1999 compared to an increase of $3,000 or 1.5% for the same period in 1998. The increase in 1999 was due primarily to a gain on the sale of a former branch facility totaling $168,000. A newly constructed branch facility opened in 1996 which replaced the former branch. The property which was sold in 1999 had been leased to another company during the period from the date of the branch closing to the date of sale.

        Securities gains during the three months ended 1999 amounted to $5,000, and related to transactions in the available-for-sale category. The gains during 1999 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions. There were no securities gains or losses during the three months ended March 31, 1998.

        Non-interest expense increased $26,000 or 2.7% during the first three months of 1999 compared to an increase of $78,000 or 8.7% during the same period in 1998. The increases in 1999 and 1998 were due primarily to increases in salaries and employee benefits. These increases relate to normal cost of living and performance increases.

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 1999 and 1998:

         (In Thousands, except share amounts)                            1999               1998
                                                                         ----               ----
         Basic EPS Computation:
           Numerator - income available to common
              shareholders                                         $        1,107                946
                                                                   --------------     --------------
         Denominator - weighted average number of
              common shares outstanding                                   533,320            535,426
                                                                   --------------     --------------
           Basic earnings per common share                         $         2.08               1.77
                                                                   ==============     ==============

         Diluted EPS Computation:
           Numerator                                               $        1,107                946
                                                                   --------------     --------------

           Denominator:
              Weighted average number of common shares
                outstanding                                               533,320            535,426
              Dilutive effect of stock options                              1,382                192
                                                                   --------------     --------------
                                                                          534,702            535,618
                                                                   --------------     --------------
         Diluted earnings per common share                         $         2.07               1.77
                                                                   ==============     ==============


        Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

IMPACT OF INFLATION

        The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings in recent years. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.

                          FIRST MCMINNVILLE CORPORATION

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits as discussed in Item 2. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk.

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

        There have been no material changes in reported market risks during the three months ended March 31, 1999. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              (a)   Not Applicable

              (b)   Not Applicable

              (c) Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                                                    Number of
                                                    Shares of
                                                     Common             Price
                        Date of Sale               Stock Sold         Per Share
                        ------------               ----------         ---------
                      January 19, 1999                 80             $   58.15

                    The aggregate proceeds of the shares sold were $4,652.

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

                  None

Item 5.       OTHER INFORMATION

                  None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at March 31, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 1999 (omitted in paper copy).

              (b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES






              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST MCMINNVILLE CORPORATION
                                             -----------------------------
                                                      (Registrant)




DATE:      May 12, 1999                   /s/   Charles C. Jacobs
       -----------------------            --------------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer



DATE:      May 12, 1999                   /s/   Kenny D. Neal
       -----------------------            --------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer