Form 10-Q
period 1999-06-30
FIRST MCMINNVILLE CORP
filed 1999-08-13
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200

                          FIRST MCMINNVILLE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

           Tennessee                                         62-1198119
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                                Number)


                   200 East Main Street, McMinnville, TN 37110
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (931) 473-4402
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock outstanding 532,319 shares at August 12, 1999
                                    -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank), are as follows:

      Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 1999 and 1998.

      Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 1999 and 1998.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)

                                                                    June 30,     December 31,
                                                                      1999          1998
                                                                    ---------      --------
                                                                         (In Thousands)
                                      Assets

Loans .........................................................     $ 130,882       126,665
   Less:  Allowance for loan losses ...........................        (1,603)       (1,495)
                                                                    ---------      --------
                Net loans .....................................       129,279       125,170

Securities:
   Held to maturity, at cost (market value $36,974,000 and
     $47,393,000, respectively) ...............................        37,071        46,217
   Available-for-sale, at market (amortized cost $81,973,000
     and $61,318,000, respectively) ...........................        79,071        61,743
                                                                    ---------      --------
                Total earning assets ..........................       245,421       233,130

Cash and due from banks .......................................         4,246         5,241
Bank premises and equipment, net of accumulated depreciation ..         1,943         2,058
Accrued interest receivable ...................................         2,211         2,034
Deferred tax asset ............................................         1,326            63
Other real estate .............................................            11            11
Other assets ..................................................           478           490
                                                                    ---------      --------
                                                                    $ 255,636       243,027
                                                                    =========      ========

                       Liabilities and Stockholders' Equity

Deposits ......................................................     $ 197,092       185,305
Securities sold under repurchase agreements ...................        16,231        13,699
Federal funds purchased .......................................         1,600         2,000
Advances from Federal Home Loan Bank ..........................         4,000         4,000
Accrued interest and other liabilities ........................         2,022         3,137
                                                                    ---------      --------
                Total liabilities .............................       220,945       208,141
                                                                    ---------      --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 607,920 shares and 606,795 shares, respectively ...         1,520         1,517
Additional paid-in capital ....................................         1,686         1,623
Retained earnings .............................................        35,835        34,017
Net unrealized gains (losses) on available-for-sale securities, net of income tax benefits of $1,102,000
     and income taxes of $162,000 respectively ................        (1,800)          264
                                                                    ---------      --------
                                                                       37,241        37,421
Less cost of treasury stock of 73,601shares and 73,369 shares,
   respectively ...............................................        (2,550)       (2,535)
                                                                    ---------      --------
                Total stockholders' equity ....................        34,691        34,886
                                                                    ---------      --------
                                                                    $ 255,636       243,027
                                                                    =========      ========


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,                June 30,
                                                                  ------------------       ------------------
                                                                   1999         1998        1999        1998
                                                                  ------       -----       ------       -----
                                                               (Dollars In Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans .............................       $2,629       2,398       $5,223       4,790
   Interest and dividends on securities:
     Taxable securities ...................................        1,443       1,520        2,851       2,754
     Tax exempt from Federal income taxes .................          353         336          719         655
   Interest on federal funds sold .........................            9          59           10          86
   Interest on interest-bearing deposits in other banks and
     other interest .......................................           --           1           --           3
                                                                  ------       -----       ------       -----
              Total interest income .......................        4,434       4,314        8,803       8,288
                                                                  ------       -----       ------       -----
Interest expense:
   Interest on negotiable order of withdrawal accounts ....          180         126          341         246
   Interest on money market demand and savings accounts ...          237         280          522         558
   Interest on certificates of deposit ....................        1,523       1,627        2,994       3,010
   Interest on securities sold under repurchase agreements
     and short term borrowings ............................          155          57          287          99
   Interest on Federal funds purchased ....................           24          --           64           2
   Interest on advances from Federal Home Loan Bank .......           52          41          104          41
                                                                  ------       -----       ------       -----
              Total interest expense ......................        2,171       2,131        4,312       3,956
                                                                  ------       -----       ------       -----
              Net interest income .........................        2,263       2,183        4,491       4,332
Provision for loan losses .................................           45          45           90          90
                                                                  ------       -----       ------       -----
              Net interest income after provision for loan
                losses                                             2,218       2,138        4,401       4,242
                                                                  ------       -----       ------       -----
Other income:
   Service charges on deposit accounts ....................          109         131          217         250
   Other fees and commissions .............................          100          60          181         120
   Commissions and fees on fiduciary activities ...........            5           5           25          17
   Security gains related to available-for-sale securities             3          --            8          --
   Gain on sale of bank premises...........................           --          --          166          --
   Other income ...........................................            6          12           18          25
                                                                  ------       -----       ------       -----
                                                                     223         208          615         412
                                                                  ------       -----       ------       -----
Other expenses:
   Salaries and employee benefits .........................          588         581        1,254       1,215
   Occupancy expenses, net ................................           50          55          101         113
   Furniture and equipment expense ........................           19          22           38          44
   Data processing expense ................................           46          46           86          97
   Security losses related to available-for-sale securities           --           4           --           4
   FDIC insurance .........................................            5           6           11          11
   Other operating expenses ...............................          245         214          461         416
                                                                  ------       -----       ------       -----
                                                                     953         928        1,951       1,900
                                                                  ------       -----       ------       -----
              Earnings before income taxes ................        1,488       1,418        3,065       2,754
Income taxes ..............................................          456         422          926         812
                                                                  ------       -----       ------       -----
              Net earnings ................................       $1,032         996       $2,139       1,942
                                                                  ======       =====       ======       =====
Basic earnings per common share ...........................       $ 1.93        1.86       $ 4.01        3.63
                                                                  ======       =====       ======       =====
Diluted earnings per common share .........................       $ 1.93        1.86       $ 3.99        3.62
                                                                  ======       =====       ======       =====
Dividends per share .......................................       $  .60         .55       $  .60         .55
                                                                  ======       =====       ======       =====

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

                                                                                    Three Months Ended      Six Months Ended
                                                                                          June 30,               June 30,
                                                                                     ------------------     -----------------
                                                                                                   (In Thousands)
                                                                                      1999        1998       1999       1998
                                                                                     -------      -----     ------      -----
Net earnings ...................................................................     $ 1,032        996      2,139      1,942
                                                                                     -------      -----     ------      -----
Other comprehensive earnings (loss), net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of income tax benefit of $884,000, income taxes of $2,000, income tax benefit of $1,260,000 and income
     taxes of $10,000, respectively ............................................      (1,444)         4     (2,059)        17
   Less:  reclassification adjustment for losses
     (gains) included in net earnings, net of income taxes of $1,000, income tax benefit of $2,000, income taxes of $3,000 and income tax benefit
     of $2,000, respectively ...................................................          (2)         2         (5)         2
                                                                                     -------      -----     ------      -----
              Other comprehensive earnings (loss) ..............................      (1,446)         6     (2,064)        19
                                                                                     -------      -----     ------      -----
              Comprehensive earnings (loss) ....................................     $  (414)     1,002         75      1,961
                                                                                     =======      =====     ======      =====

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                      1999         1998
                                                                    --------      -------
                                                                       (In Thousands)
Cash flows from operating activities:
   Interest received ..........................................     $  8,589        7,970
   Fees and commissions received ..............................          441          408
   Interest paid ..............................................       (4,317)      (3,827)
   Cash paid to suppliers and employees .......................       (1,756)      (1,614)
   Income taxes paid ..........................................       (1,009)        (612)
                                                                    --------      -------
                Net cash provided by operating activities .....        1,948        2,325
                                                                    --------      -------
Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities ....       17,798       11,893
   Proceeds from maturities of available-for-sale securities ..       13,582       41,750
   Proceeds from sales of available-for-sale securities .......        1,409        8,437
   Purchase of held-to-maturity securities ....................       (8,640)     (15,499)
   Purchase of available-for-sale securities ..................      (35,613)     (83,722)
   Loans made to customers, net of repayments .................       (4,199)        (461)
   Purchase of premise and equipment ..........................          (13)         (25)
   Proceeds from sale of premises and equipment ...............          204           --
                                                                    --------      -------
                Net cash used in investing activities .........      (15,472)     (37,627)
                                                                    --------      -------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts .....................................        3,238       (1,233)
   Net increase in time deposits ..............................        8,549       26,340
   Increase in securities sold under repurchase agreement .....        2,532        5,272
   Increase (decrease) in Federal funds purchased .............         (400)       4,000
   Dividends paid .............................................       (1,441)      (1,366)
   Payments to acquire treasury stock .........................          (15)        (142)
   Proceeds from sales of common stock ........................           66           47
                                                                    --------      -------
                Net cash provided by financing activities .....       12,529       32,918
                                                                    --------      -------
Net increase (decrease) in cash and cash equivalents ..........         (995)      (2,384)

Cash and cash equivalents at beginning of period ..............        5,241        7,111
                                                                    --------      -------
Cash and cash equivalents at end of period ....................     $  4,246        4,727
                                                                    ========      =======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                  1999         1998
                                                                                 -------      ------
                                                                                   (In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings ..........................................................     $ 2,139       1,942
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation ......................................................          90         106
         Provision for loan losses .........................................          90          90
         Securities losses related to available-for-sale ...................          --           4
         Security gains related to available-for-sale ......................          (8)         --
         Gain on sale of premises and equipment ............................        (166)         --
         FHLB dividend reinvestment ........................................         (25)        (24)
         Decrease in other assets, net .....................................          --         269
         Increase in other liabilities .....................................          10         103
         Increase in interest receivable ...................................        (177)       (294)
         Increase (decrease) in interest payable ...........................          (5)        129
                                                                                 -------      ------
                Total adjustments ..........................................        (191)        383
                                                                                 -------      ------
                Net cash provided by operating activities ..................     $ 1,948       2,325
                                                                                 =======      ======




Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities available-for-
       sale, net of income tax benefit of $1,263,000 in 1999 and
       incomes taxes of $12,000 in 1998 ....................................     $(2,064)         19
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998, comprehensive earnings for the three months and six months ended June 30, 1999 and 1998 and changes in cash flows for the six months ended June 30, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                             -------------------
                                                              1999         1998
                                                             -------      ------
                                                                (In Thousands)

         Balance, January 1, 1999 and 1998, respectively     $ 1,495       1,314
         Add (deduct):
            Losses charged to allowance ..................        (5)        (11)
            Recoveries credited to allowance .............        23          23
            Provision for loan losses ....................        90          90
                                                             -------      ------
         Balance, June 30, 1999 and 1998, respectively ...   $ 1,603       1,416
                                                             =======      ======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

           Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

           The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.8 million mature or reprice within the next twelve months.

           A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1999 commercial, consumer and other loans of approximately $23.6 million and mortgage loans of approximately $8.5 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

           As for liabilities, certificates of deposit of $100,000 or greater of approximately $36.6 million will become due during the next twelve months. The Bank's deposit base increased approximately $11.8 million during the six months ended June 30, 1999. Securities sold under repurchase agreements increased approximately $2.5 million during the six months ended June 30, 1999. The deposit base increased approximately $6.8 million during the second quarter of 1999. Securities sold under repurchase agreements also increased approximately $29,000 during the second three months of 1999. Federal funds purchased were $1.6 million and $2.0 million at June 30, 1999 and December 31, 1998, respectively. Advances from the Federal Home Loan Bank were $4,000,000 at June 30, 1999 and December 31, 1998. These advances are scheduled to mature over periods ranging from one to two years.

           Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts in the future except as discussed in the preceding paragraph.

           The subsidiary Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At June 30, 1999, the Bank can declare during the remainder of 1999 cash dividends in an aggregate amount not to exceed approximately $5.9 million, exclusive of any 1999 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL RESOURCES

           A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 13.6% at June 30, 1999 and 14.4% at December 31, 1998. Total assets increased 5.2% during the six months ended June 30, 1999. The annualized rate of return on stockholders' equity for the first six months of 1999 was 12.4% compared to 11.7% for the comparable period in 1998. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $321,000 and $294,000 or $.60 and $.55 per share were declared in the six months ended June 30, 1999 and 1998, respectively. Cash dividends will be increased in the remainder of 1999 over 1998 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1998 were $2.65 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

           The Federal Reserve Bank increased interest rates during the quarter ended June 30, 1999 resulting in higher interest rates on new issue debt securities. The Company's securities portfolio consists primarily of debt securities with an average yield less than the current market rate. These factors contributed to an unrealized loss on securities available-for-sale of $2,064,000 (net of income tax benefit of $1,260,000) during the six months ended June 30, 1999.

           Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.5%, a total capital to risk-based ratio of 27.7% and a leverage ratio of 14.3%, and thus falls within the "well capitalized" category under the regulations.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

           On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At June 30, 1999, 3,120 shares had been issued through exercise and 18,610 options remained exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

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

           The purpose of the Y2K committee is to assess, test and correct the Company's hardware, software and equipment to ensure these systems operate properly in the Year 2000. The Committee has substantially completed its assessment of the Company's systems, has identified the Company's hardware, software and equipment that will not operate properly in the Year 2000 and has remedied the problem with the replacement of hardware and software that is certified by the vendors as Year 2000 compliant. As of December 31, 1998 the Y2K committee determined that substantially all of the Company's systems will operate properly in the Year 2000.

           Programming changes and software replacement for systems that were not Year 2000 compliant as of December 31, 1998 were completed during the first quarter of 1999. Banctec, Inc. has tested the Access 8.0 Operating system and the Company has documentation on file that the operating system is Y2K compliant. However, the Company tested the software using its own database to ensure the readiness of the Company to serve its customer base into the Year 2000. The testing was completed during 1998, and the test results reflected that the software is Year 2000 compliant.

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

RESULTS OF OPERATIONS

           Net earnings were $2,139,000 for the six months ended June 30, 1999 as compared to $1,942,000 for the same period in 1998. Net earnings were $1,032,000 for the quarter ended June 30, 1999 as compared to $996,000 during the same quarter in 1998.

           As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

           The Company's interest income, excluding tax equivalent adjustments, increased by $515,000 or 6.2% and $709,000 or 9.4% during the six months ended June 30, 1999 and 1998, respectively. Interest income for the quarter ended June 30, 1999 increased $120,000 or 2.8% over the quarter ended June 30, 1998, and $65,000 or 1.5% from the first quarter of 1999. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.6% for the six months ended June 30, 1999 and 96.3% for the same period in 1998.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

           Interest expense increased by $356,000 for the six months ended June 30, 1999 or 9.0% compared to the same period in 1998. Interest expense for the quarter ended June 30, 1999 increased $40,000 or 1.9% as compared to the quarter ended June 30, 1998. Interest expense for the quarter ended June 30, 1999 increased $30,000 or 1.4% compared to the first quarter of 1999. The increase in interest expense can be attributable to an increase in average interest bearing liabilities.

           The foregoing resulted in net interest income of $4,491,000 for the six months ended June 30, 1999, an increase of $159,000 or 3.7% compared to the prior year period. Net interest income for the quarter ended June 30, 1999 increased $80,000 or 3.7% over the second quarter of 1998 and $35,000 or 1.6% over the first quarter in 1999.

           The provision for loan losses was $90,000 for the first six months of 1999 and 1998. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and monitor problems on a timely basis.

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

           The Company's first mortgage single family residential, consumer and credit card loans which total approximately $63,000,000, $2,940,000 and $296,000, respectively at June 30, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

           Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 1999, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the six months ended June 30, 1999 and year ended December 31, 1998, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

           Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 1999, the Company had no loans that have had the terms modified in a troubled debt restructuring.

           The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

           Impaired loans and related allowance for loan loss amounts at June 30, 1999 and December 31, 1998 were as follows:

                                                        June 30, 1999         December 31, 1998
                                                   -----------------------  ---------------------
                                                                 Allowance              Allowance
                                                    Recorded        for      Recorded      for
                         (In Thousands)            Investment    Loan Loss  Investment  Loan Loss
                         --------------            ----------    ---------  ----------  ---------
           Impaired loans with allowance for
             loan loss ........................       $2,345         672       2,800       709

           Impaired loans with no allowance for
             loan loss ........................           --          --          --        --
                                                      ------         ---       -----       ---
                                                      $2,345         672       2,800       709
                                                      ======       =====       =====       ===


           The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

           The average recorded investment in impaired loans for the six months ended June 30, 1999 and 1998 was $2,744,000 and $3,386,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $123,000 and $163,000 for 1999 and 1998, respectively.

           The following schedule details selected information as to non-performing loans of the Company at June 30, 1999:

                                             June 30, 1999
                                      --------------------------
                                      Past Due
                                       90 Days       Non-Accrual
                                       -------       -----------
                                            (In Thousands)

           Real estate loans             $228              --
           Installment loans               13              --
           Commercial                      25              --
                                         ----            ----
                                         $266              --
                                         ====            ====
           Renegotiated loans            $ --            $ --
                                         ====            ====

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

           At June 30, 1999, loans which include the above, totaling $5,995,000, were included in the Company's internal classified loan list. Of these loans $1,599,000 are real estate and $4,396,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $9,579,000, ($2,396,000 related to real property and $7,183,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

           There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

           Non-interest income excluding securities transactions was $607,000 for the six months ended June 30, 1999 as compared to $412,000 in 1998. The increase for the quarter ended June 30, 1999 was $12,000 or 5.8% as compared to the comparable quarter in 1998. Included in non-interest income in 1999 is a gain on the sale of a former branch facility totaling $166,000. A newly constructed branch facility opened in 1996 which replaced the former branch. The property, which was sold in 1999, had been leased to another company during the period from the dale of the closing to the date of the sale. Service charges on deposit accounts decreased $33,000 or 13.2% during the six months ended June 30, 1999 as compared to the same period in 1998. This decrease was due primarily to decreased fees from insufficient funds and returned check charges. Other fees and commissions increased $61,000 or 50.8% to $181,000 for the period ended June 30, 1999 from $120,000 for the same period in 1998 consisting primarily of increases in appraisal fees ($11,000), document preparation fees ($11,000), title fees ($14,000) and brokerage commissions ($19,000). Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

           Securities gains during the six months ended June 30, 1999 amounted to $8,000 compared to securities losses of $4,000 during the same period in 1998 and related to transactions in the available-for-sale category. The gains and losses during 1999 and 1998 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

           Non-interest expense excluding securities transactions increased $55,000 or 2.9% during the first six months of 1999 as compared to the same period in 1998. There was an increase of $29,000 or 3.1% for the three months ended June 30, 1999 as compared to the same period in 1998 and a $45,000 decrease or 4.5% from $998,000 for the quarter ended March 31, 1999. These decreases were primarily in salaries and employee benefits.

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

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

           The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 1999 and 1998:

                                                      Three Months Ended   Six Months Ended
                                                           June 30,             June 30,
                                                      ------------------   -----------------
           (In Thousands, except share amounts)         1999      1998      1999      1998
                                                      --------   -------   -------   -------
           Basic EPS Computation:
             Numerator - income available to common
                shareholders                          $  1,032       996     2,139     1,942
                                                      --------   -------   -------   -------
             Denominator - weighted average number
                of common shares outstanding           533,583   535,319   533,453   535,373
                                                      --------   -------   -------   -------
             Basic earnings per common share          $   1.93      1.86      4.01      3.63
                                                      ========   =======   =======   =======
           Diluted EPS Computation:
             Numerator                                $  1,032       996     2,139     1,942
                                                      --------   -------   -------   -------
             Denominator:
                Weighted average number of common
                  shares outstanding                   533,583   535,319   533,453   535,373
                Dilutive effect of stock options         2,368       680     2,368       680
                                                      --------   -------   -------   -------
                                                       535,951   535,999   535,821   536,053
                                                      --------   -------   -------   -------
             Diluted earnings per common share        $   1.93      1.86      3.99      3.62
                                                      ========   =======   =======   =======


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

              There have been no material changes in reported market risks during the six months ended June 30, 1999. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                  Date of Sale                 Number of Shares of Common Stock Sold            Price Per Share
                  ------------                 -------------------------------------            ---------------

                  June 3, 1999                                 1,000                                $   58.15
                  June 29, 1999                                   45                                $   58.15


         The aggregate proceeds of the shares sold were $60,767.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of stockholders was held April 13, 1999.

(b)      Election of the following members of the board of directors:

                     Charles C. Jacobs, Jr., Douglas Milner,
                     John J. Savage, Jr. and Carl M. Stanley

(c) (1)  Each of the above directors were elected by the following tabulation:

                                            Number
                                           of Shares                                                  Broker
                                            Voting        For            Against       Withheld     Non-Votes
                                            ------        ---            -------       --------     ---------

                Charles C. Jacob           311,066      310,686              0           380             0
                Douglas Milner             311,066      310,686              0           380             0
                John J. Savage, Jr.        311,066      310,470              0           596             0
                Carl M. Stanley            311,066      310,470              0           596             0

(c)      (1)  Continued

         The following directors terms of office were continued after the meeting:

              Robert W. Jones, J.G. Brock, G.B. Greene, Paul O. Barnes, Henry N. Boyd and Dean I. Gillespie.

         (2) The ratification of the selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 1999 was as follows:

                     Number of                                                               Broker
                   Shares Voting           For            Against          Withheld         Non-Votes
                   -------------           ---            -------          --------         ---------

                         311,066           311,066           0                0                  0

(d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 1999 (omitted in paper copy).

(b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST MCMINNVILLE CORPORATION
                                          -----------------------------
                                                   (Registrant)



DATE:  August 12, 1999                    /s/   Charles C. Jacobs
       ---------------                    --------------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer



DATE:  August 12, 1999                    /s/   Kenny D. Neal
       ---------------                    --------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer