Form 10-Q
period 1999-09-30
FIRST MCMINNVILLE CORP
filed 1999-11-12
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

  [X]           QUARTERLY REPORT PURSUANT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

  [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200

                          FIRST MCMINNVILLE CORPORATION
            --------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

             Tennessee                                       62-1198119
----------------------------------                ------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 12, 1999 - 532,156 .
                                               ----------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank") are as follows:

                Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.

                Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1999 and 1998.

                Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 1999 and 1998.

                Consolidated Statements of Cash Flows - For the nine months ended September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

          Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)


                                                                         September 30,    December 31,
                                                                             1999             1998
                                                                         ------------     ------------
                                                                                 (In Thousands)

                              Assets

Loans                                                                     $ 132,172          126,665
   Less: Allowance for loan losses                                           (1,640)          (1,495)
                                                                          ---------         --------
                Net loans                                                   130,532          125,170

Securities:
   Held to maturity, at cost (market value $35,915,000 and
     $47,393,000, respectively)                                              36,616           46,217
   Available-for-sale, at market (amortized cost $87,694,000
     and $61,318,000, respectively)                                          83,308           61,743
Interest-bearing deposits in other banks                                         73             --
                                                                          ---------         --------
                Total earning assets                                        250,529          233,130

Cash and due from banks                                                       5,094            5,241
Bank premises and equipment, net of accumulated depreciation                  1,911            2,058
Accrued interest receivable                                                   2,463            2,034
Deferred tax asset                                                            1,890               63
Other real estate                                                                11               11
Other assets                                                                    450              490
                                                                          ---------         --------

                                                                          $ 262,348          243,027
                                                                          =========         ========

                Liabilities and Stockholders' Equity

Deposits                                                                  $ 199,920          185,305
Securities sold under repurchase agreements                                  15,137           13,699
Federal funds purchased                                                       3,100            2,000
Advances from Federal Home Loan Bank                                          7,200            4,000
Accrued interest and other liabilities                                        2,340            3,137
                                                                          ---------         --------
                Total liabilities                                           227,697          208,141
                                                                          ---------         --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 609,150 shares and 606,795 shares, respectively                   1,523            1,517
   Additional paid-in capital                                                 1,754            1,623
   Retained earnings                                                         36,878           34,017
   Net unrealized gains (losses) on available-for-sale securities, net of income tax benefit of $1,665,000 and income taxes of
     $162,000 respectively                                                   (2,721)             264
                                                                          ---------         --------
                                                                             37,434           37,421
Less cost of treasury stock of 76,994 shares and 73,769 shares,
   respectively                                                              (2,783)          (2,535)
                                                                          ---------         --------
                Total stockholders' equity                                   34,651           34,886
                                                                          ---------         --------

                                                                          $ 262,348          243,027
                                                                          =========         ========




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                     ----------------------      -------------------
                                                                       1999         1998          1999         1998
                                                                       ----         ----          ----         ----
                                                                      (Dollars In Thousands, Except Per Share Amount)

Interest income:
   Interest and fees on loans                                         $2,688        2,458         7,911         7,248
   Interest and dividends on securities:
     Taxable securities                                                1,570        1,654         4,421         4,408
     Tax exempt from Federal income taxes                                372          355         1,091         1,010
   Interest on federal funds sold                                       --             27            10           113
   Interest on interest-bearing deposits in other banks and
     other interest                                                        1            2             1             5
                                                                      ------        -----        ------        ------
           Total interest income                                       4,631        4,496        13,434        12,784
                                                                      ------        -----        ------        ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                   186          125           527           371
   Interest on money market demand and savings accounts                  275          191           797           749
   Interest on certificates of deposit                                 1,532        1,846         4,526         4,856
   Interest on securities sold under repurchase agreements
     and short term borrowings                                           156          114           443           213
   Interest on Federal funds purchased                                    58           12           122            14
   Interest on advances from Federal Home Loan Bank                       75           53           179            94
                                                                      ------        -----        ------        ------
           Total interest expense                                      2,282        2,341         6,594         6,297
                                                                      ------        -----        ------        ------
           Net interest income                                         2,349        2,155         6,840         6,487
Provision for loan losses                                                 45           45           135           135
                                                                      ------        -----        ------        ------
           Net interest Income after provision for loan losses         2,304        2,110         6,705         6,352
                                                                      ------        -----        ------        ------
Other income:
   Service charges on deposit accounts                                   116          137           333           387
   Other fees and commissions                                             99           77           280           197
   Commissions and fees on fiduciary activities                            8            8            33            25
   Security gains related to available-for-sale securities              --             26             8            26
   Gain on sale of bank premises                                        --           --             166          --
   Other income                                                            7           33            25            58
                                                                      ------        -----        ------        ------
           Total other income                                            230          281           845           693
                                                                      ------        -----        ------        ------
Other expenses:
   Salaries and employee benefits                                        669          650         1,923         1,865
   Occupancy expenses, net                                                53           61           154           174
   Furniture and equipment expense                                        25           19            63            63
   Data processing expense                                                65           50           151           147
   Security losses related to available-for-sale securities             --           --            --               4
   FDIC insurance                                                          6            5            17            16
   Other operating expenses                                              203          223           664           639
                                                                      ------        -----        ------        ------
           Total other expenses                                        1,021        1,008         2,972         2,908
                                                                      ------        -----        ------        ------
           Earnings before income taxes                                1,513        1,383         4,578         4,137
Income taxes                                                             470          423         1,396         1,235
                                                                      ------        -----        ------        ------
           Net earnings                                               $1,043          960         3,182         2,902
                                                                      ======        =====        ======        ======
Basic earnings per common share                                       $ 1.96         1.80          5.97          5.43
                                                                      ======        =====        ======        ======
Diluted earnings per common share                                     $ 1.95         1.80          5.94          5.42
                                                                      ======        =====        ======        ======
Dividends per share                                                   $ --           --             .60           .55
                                                                      ======        =====        ======        ======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                   September 30,
                                                            ----------------------         --------------------
                                                                                 (In Thousands)
                                                              1999           1998           1999          1998
                                                              ----           ----           ----          ----

Net earnings                                                $ 1,043            960          3,182          2,902
                                                            -------         ------         ------         ------

Other comprehensive earnings, net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of income
     tax benefit of $564,000, income taxes of
     $223,000, income tax benefit of $1,823,000
     and income taxes of $233,000, respectively                (921)           364         (2,980)           381
   Less: reclassification adjustment for gains
     included in net earnings, net of tax of
     $10,000, $3,000 and $8,000, respectively                  --              (16)            (5)           (14)
                                                            -------         ------         ------         ------
              Other comprehensive earnings (loss)              (921)           348         (2,985)           367
                                                            -------         ------         ------         ------

              Comprehensive earnings                        $   122          1,308            197          3,269
                                                            =======         ======         ======         ======




See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      1999            1998
                                                                      ----            ----
                                                                          (In Thousands)

Cash flows from operating activities:
   Interest received                                                $ 12,955           12,333
   Fees and commissions received                                         671              667
   Interest paid                                                      (6,429)          (5,981)
   Cash paid to suppliers and employees                               (2,571)          (2,448)
   Income taxes paid                                                  (1,466)          (1,061)
                                                                    --------         --------
                Net cash provided by operating activities              3,160            3,510
                                                                    --------         --------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities            24,845           18,459
   Proceeds from maturities of available-for-sale securities          17,790          146,950
   Proceeds from sales of available-for-sale securities                3,898           17,383
   Purchase of available-for-sale securities                         (48,018)        (177,471)
   Purchase of held-to-maturity securities                           (15,232)         (19,675)
   Loans made to customers, net of repayments                         (5,497)          (8,403)
   Purchase of premise and equipment                                     (25)             (25)
   Proceeds from sale of premises and equipment                          204             --
                                                                    --------         --------
                Net cash used in investing activities                (22,035)         (22,782)
                                                                    --------         --------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                  5,529           22,744
   Net increase in time deposits                                       9,086            4,161
   Increase in securities sold under repurchase agreement              1,438           11,470
   Increase in Federal funds purchased                                 1,100             --
   Dividends paid                                                     (1,441)          (1,366)
   Payments to acquire treasury stock                                   (248)            (216)
   Advances from Federal Home Loan Bank                                3,200            4,000
   Proceeds from sales of common stock                                   137               55
                                                                    --------         --------
                Net cash provided by financing activities             18,801           40,848
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                     (74)          21,576

Cash and cash equivalents at beginning of period                       5,241            7,111
                                                                    --------         --------

Cash and cash equivalents at end of period                          $  5,167           28,687
                                                                    ========         ========



See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                              1999             1998
                                                                              ----             ----
                                                                                  (In Thousands)

Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                        $     3,182            2,902
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                            134              159
         Provision for loan losses                                               135              135
         Securities losses related to available-for-sale                        --                  4
         Security gains related to available-for-sale                             (8)             (26)
         Gain on sale of premises and equipment                                 (166)            --
         FHLB dividend reinvestment                                              (38)             (37)
         Decrease in refundable income taxes                                      43              226
         Increase in interest receivable                                        (429)            (399)
         Decrease in taxes payable                                              (113)             (53)
         Increase in interest payable                                            165              316
         (Increase) decrease in other assets                                      (4)              76
         Increase in other liabilities                                           259              207
                                                                         -----------         --------
                Total adjustments                                                (22)             608
                                                                         -----------         --------

                Net cash provided by operating activities                $     3,160            3,510
                                                                         ===========         ========


Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities available-for-
       sale, net of income tax benefit of $1,827,000 and income
       taxes of $224,000, respectively                                   $(2,985,000)         367,000
                                                                         ===========         ========


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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of operations for the nine months and three months ended September 30, 1999 and 1998, comprehensive earnings for the nine months and three months ended September 30, 1999 and 1998 and changes in cash flows for the nine months ended September 30, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:


                                                                     Nine Months Ended
                                                                        September 30,
                                                               ---------------------------
                                                                   1999             1998
                                                                   ----             ----
                                                                        (In Thousands)

     Balance, January 1, 1999 and 1998, respectively           $      1,495          1,314
     Add (deduct):
        Losses charged to allowance                                     (17)           (14)
        Recoveries credited to allowance                                 27             35
        Provision for loan losses                                       135            135
                                                               ------------    -----------
     Balance, September 30, 1999 and 1998, respectively        $      1,640          1,470
                                                               ============    ===========

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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $3.0 million mature or reprice within the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1999 commercial loans of approximately $25.4 million and other loans (mortgage and consumer) of approximately $8.3 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $36.5 million will become due during the next twelve months. The Bank's deposit base increased approximately $14.6 million during the nine months ended September 30, 1999. Securities sold under repurchase agreements increased approximately $1.4 million during the nine months ended September 30, 1999. The decrease in securities sold under agreements to resale was approximately $1.1 million during the quarter ended September 30, 1999. The deposit base increased approximately $11.8 million during the nine months ended September 30, 1998. The Company did not have Federal funds sold at September 30, 1999, or at December 31, 1998. Federal funds purchased were $3.1 million and $2 million at September 30, 1999 and December 31, 1998, respectively, and $1.6 million at June 30, 1999. Advances from the Federal Home Loan Bank were $7.2 million at September 30, 1999 and were $4 million at June 30, 1999 and at December 31, 1998. These advances are scheduled to mature over periods ranging from one to two years.

              Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts except as discussed in the preceding paragraph.

              The Subsidiary Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At September 30, 1999, the Bank can declare during the remainder of 1999 cash dividends in an aggregate amount not to exceed approximately $5.9 million, exclusive of any 1999 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 13.2% at September 30, 1999 and 14.4% at December 31, 1998. The decline in the ratio resulted primarily from an increase in the net unrealized loss on securities available for sale of approximately $3 million during the nine months ended September 30, 1999. Total assets increased 8.0% during the nine months ended September 30, 1999. The annualized rate of return on stockholders' equity for the first nine months of 1999 was 12.1% compared to 11.4% for the comparable period in 1998. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $321,000 and $294,000 or $.60 and $.55 per share were declared in the nine months ended September 30, 1999 and 1998, respectively. Cash dividends will be increased in the remainder of 1999 over 1998 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1998 were $2.65 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.

              The Federal Reserve Bank increased interest rates during the nine months ended September 30, 1999 resulting in higher interest rates on new issue debt securities. The Company's securities portfolio consists primarily of debt securities with an average yield less than the current market rate. These factors contributed to an unrealized loss on securities available-for-sale of $2,985,000 (net of income tax benefit of $1,827,000) during the nine months ended September 30, 1999.

              Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.9%, a total capital to risk-based ratio of 28.1% and a Tier 1 leverage ratio of 13.3%, and was thus in the "well capitalized" category under the regulations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

              The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 1999.

              On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At September 30, 1999, 4,350 shares had been exercised and 17,212 shares were exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or the number of years until the optionee reaches age 65, whichever is less.

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

              The Company has appointed a Year 2000 Steering Committee which was established in mid-1997. The Y2K Steering Committee has representation from all affected areas for the purpose of managing the process of assessing and correcting non-compliance throughout the organization. Areas being addressed by the Y2K Steering Committee include:

              - The Subsidiary Bank's primary data processing system. Jack Henry, a major data processor, provides the primary software and hardware for the data processing system of the Subsidiary Bank. This is of the highest priority for day to day operations, accounting and success of the Subsidiary Bank.

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

              - Credit administration - the committee has reviewed the risk associated with Year 2000 status of the Subsidiary Bank's loan customers and depositors.

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

             Programming changes and software replacement for systems that were not Year 2000 compliant as of December 31, 1998 were completed during the first quarter of 1999. Jack Henry has tested the Access 8.0 Operating system and the Company has documentation on file that the operating system is Y2K compliant. However, the Company tested the software using its own database to ensure the readiness of the Company to serve its customer base into the Year 2000. The testing was completed during 1998, and the test results reflected that the software is Year 2000 compliant.

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

RESULTS OF OPERATIONS

             Net earnings were $3,182,000 for the nine months ended September 30, 1999 as compared to $2,902,000 for the same period in 1998. Net earnings were $1,043,000 for the quarter ended September 30, 1999 as compared to $960,000 during the same quarter in 1998.

             As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

             The Company's interest income, excluding tax equivalent adjustments, increased by $650,000 or 5.1% during the nine months ended September 30, 1999 as compared to the comparable period in 1998. Interest income for the quarter ended September 30, 1999 increased $135,000 or 3% when compared to the quarter ended September 30, 1998 and $197,000 or 4.4% as compared to the second quarter of 1999. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 96.1% for the nine months ended September 30, 1999 as compared to 96.4% for the same period in 1998.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Interest expense increased by $297,000 for the nine months ended September 30, 1999 or 4.7% as compared to the same period in 1998. Interest expense for the quarter ended September 30, 1999 decreased $59,000 or 2.5% as compared to the quarter ended September 30, 1998. Interest expense for the quarter ended September 30, 1999 increased $111,000 or 5.1% over the quarter ended June 30, 1999. The increases in interest expense can be attributable primarily to an increase in average interest bearing liabilities. The decrease in interest expense during the third quarter of 1999 as compared to the same period in 1998 was due to the maturity in October, 1998 of a certificate of deposit of approximately $21,000,000 belonging to one customer. This certificate was deposited during the third quarter 1998 and was distributed to members of the customer's family during the fourth quarter of 1998.

              The foregoing resulted in net interest income of $6,840,000 for the nine months ended September 30, 1999, an increase of $353,000 or 5.4% compared to the prior year period. Net interest income for the quarter ended September 30, 1999 increased $194,000 or 9.0% as compared to the third quarter of 1998 and $86,000 or 3.8% over the quarter ended June 30, 1999.

              The provision for loan losses was $135,000 for the first nine months of 1999 and 1998, respectively. The provision was $45,000 for each of the quarters ended September 30, 1999 and 1998, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $62,778,000, $2,808,000 and $288,000, respectively at September 30, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1999, the Company had one loan with a balance of approximately $98,000 and which was placed on nonaccrual status during the latter part of the third quarter 1999 and there were no nonaccrual loans outstanding at any other time during the nine months and year ended September 30, 1999 and December 31, 1998, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

              Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 1999, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Impaired loans and related allowance for loan loss amounts at September 30, 1999 and December 31, 1998 were as follows:

                                                               1999                       1998
                                                    -----------------------    -----------------------
                                                                  Allowance                  Allowance
                                                     Recorded        for        Recorded        for
                         (In Thousands)             Investment    Loan Loss    Investment    Loan Loss
                                                    ----------    ---------    ----------    ---------

              Impaired loans with allowance for
                loan loss                            $  2,073          621         3,454          675
              Impaired loans with no allowance for
                loan loss                                --          --             --           --
                                                     --------    ---------      --------    ---------
                                                     $  2,073          621         3,454          675
                                                     ========    =========      ========    =========


              One loan with a balance of approximately $670,000 at December 31, 1998 which had been considered impaired, was paid in full during the nine months ended September 30, 1999. One other loan totaling approximately $600,000 at December 31, 1998 is no longer considered impaired as the customer is now in compliance with the terms of the loan agreement.

              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The estimation of collateral "fair value" is not an exact science and involves subjective judgments which are not guaranteed.

              The average recorded investment in impaired loans for the nine months ended September 30, 1999 and 1998 was $2,619,000 and $3,142,000,
respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $173,000 and $227,000 for 1999 and 1998, respectively.

              The following schedule details selected information as to non-performing loans of the Company at September 30, 1999:

                                                                    September 30, 1999
                                                                --------------------------
                                                                  Past Due
                                                                  90 Days      Non-Accrual
                                                                  -------      -----------
                                                                      (In Thousands)

     Real estate loans                                          $      200          --
     Installment loans                                                  26          --
     Commercial                                                        146            98
                                                                ----------     ---------
                                                                $      372            98
                                                                ==========     =========

     Renegotiated loans                                         $     --            --
                                                                ==========     =========



              At September 30, 1999, loans which include the above, totaling $6,884,000 were included in the Company's internal classified loan list. Of these loans $1,814,000 are real estate and $5,070,000 are commercial and other. The collateral values, based on estimates received by management, securing

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

these loans total approximately $9,691,000 ($2,622,000 related to real property and $7,069,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income excluding securities transactions increased $170,000 or 25.5% during the nine months ended September 30, 1999 as compared to the same period in 1998. There was a decrease during the quarter ended September 30, 1999 of $25,000 or 9.8% as compared to the comparable quarter in 1998. The increase for the nine months ended September 30, 1999 was primarily the result of a gain on the sale of branch facility totaling $166,000. A newly constructed branch facility opened in 1996 which replaced the former branch. The decrease during the third quarter of 1999 as compared to the same period in 1998 was the result of decreases in insufficient funds and returned check charges which are included in service charges on deposit accounts. The increases in other fees and commissions consisted primarily of increases in document preparation fees and abstract title fees. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

              Securities gains during the nine months ended September 30, 1999 amounted to $8,000 as compared to gains of $26,000 and losses of $4,000 for the comparable period in 1998. The gains during 1999 and 1998 related to transactions in the available-for-sale category. These gains and losses were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

              Non-interest expense, excluding securities transactions, increased $68,000 or 2.3% during the first nine months of 1999 as compared to the same period in 1998. Non-interest expense excluding securities transactions was $1,021,000 and $1,008,000 for each quarter ended September 30, 1999 and 1998, respectively. The increase during the nine months ended September 30, 1999 resulted primarily from an increase in salary and employee benefits which was partially offset by a decrease in occupancy expenses. The increases in salaries and employee benefits relate to normal cost of living and performance increases along with increases related to the opening of a new branch. Occupancy expenses decreased due to reduced repairs and maintenance expenses.

              Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 1999 and 1998:


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                    -----------------------       ----------------------
      (In Thousands, except share amounts)             1999          1998           1999        1998
                                                       ----          ----           ----        ----
      Basic EPS Computation:
        Numerator - income available to common
           shareholders                             $    1,043          960           3,182        2,902
                                                    ----------    ---------       ---------    ---------
        Denominator - weighted average number
           of common shares outstanding                532,300      533,753         533,064      534,825
                                                    ----------    ---------       ---------    ---------

        Basic earnings per common share             $     1.96         1.80            5.97         5.43
                                                    ==========    =========       =========    =========

      Diluted EPS Computation:
        Numerator                                   $    1,043          960           3,182        2,902
                                                    ----------    ---------       ---------    ---------

        Denominator:
           Weighted average number of common
             shares outstanding                        532,300      533,753         533,064      534,825
           Dilutive effect of stock options              2,375          824           2,375          824
                                                    ----------    ---------       ---------    ---------
                                                       534,675      534,577         535,439      535,649
                                                    ----------    ---------       ---------    ---------

        Diluted earnings per common share           $     1.95         1.80            5.94         5.42
                                                    ==========    =========       =========    =========



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

              There have been no material changes in reported market risks during the nine months ended September 30, 1999. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

            None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)    Not Applicable

         (b)    Not Applicable

         (c) Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:


                                                      Number of
                                                      Shares of
                                                       Common         Price
                    Date of Sale                     Stock Sold     Per Share
                    ------------                     ----------     ---------
                    July 8, 1999                         55          $ 58.15
                    July 27, 1999                        10          $ 58.15
                    August 27, 1999                      20          $ 58.15
                    September 1, 1999                 1,000          $ 58.15
                    September 8, 1999                    15          $ 58.15
                    September 29, 1999                  130          $ 58.15

                The aggregate proceeds of the shares sold were $71,525.

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

          (d)  Not Applicable

Item 5.   OTHER INFORMATION

            Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 1999.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST MCMINNVILLE CORPORATION
                                          ------------------------------------
                                                     (Registrant)

DATE:   November 12, 1999                 /s/ Charles C. Jacobs
       -----------------------            ------------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer



DATE:   November 12, 1999                 /s/ Kenny D. Neal
       -----------------------            ------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer