Form 10-K405
period 1999-12-31
FIRST MCMINNVILLE CORP
filed 2000-03-29
CIK 743397

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For The Fiscal Year Ended December 31, 1999

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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established public trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common equity held by non-affiliates as of February 29, 2000 is approximately $32,801,682. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 461,216 shares held by non-affiliates at February 29, 2000. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 29, 2000, 524,989 shares of the Registrant's common voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   Portions of the Annual Report to Security
                                       Holders for fiscal year ended December
                                       31, 1999, as set forth in the Exhibit
                                       Index.

================================================================================

                          FIRST MCMINNVILLE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I.........................................................................1

ITEM 1.    BUSINESS............................................................1

ITEM 2.    DESCRIPTION OF PROPERTY............................................35

ITEM 3.    LEGAL PROCEEDINGS..................................................35

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................35

PART II.......................................................................35

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........35

ITEM 6.    SELECTED FINANCIAL DATA............................................35

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATION...........................................40

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................40

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................41

PART III......................................................................41

ITEM 10.   DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT................41

ITEM 11.   EXECUTIVE COMPENSATION.............................................44

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....48

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................50

PART IV.......................................................................50

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K........................................................50

Signatures....................................................................52

Supplemental Information......................................................53

Exhibit Index.................................................................54


                                     PART I

      Discussions of certain matters contained in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First McMinnville Corporation (the "Company") and First National Bank of McMinnville operate, projections of future performance, perceived opportunities in the market and any statements regarding the Company's goals, business plans, and/or areas of concern. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results of Operation."

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

THE COMPANY

      First McMinnville Corporation (the "Company") is a bank holding company that, at February 28, 2000, owned all of the stock of the First National Bank of McMinnville (the "Bank" or "First National Bank"). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").

      The Company's principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 1999, the Company had total assets of approximately $263,707,000 and total Shareholders' equity of $33,600,000. The Company reported net earnings of approximately $4,216,000 for fiscal 1999. At December 31, 1999, the Bank's total loans (net of allowance for possible loan losses of $1,502,000) were $133,873,000 and its total deposits were $195,924,000. As of that date, the Bank's Tier 1 capital ratio was 26.7%, its total risk-based capital ratio was 27.8%, and its leverage ratio was 14.2%.

      The principal executive offices of the Company and the First National Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

(a) Business Development.

      During 1999 the Company and the Bank have continued to focus on developing the financial services of the Bank in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County). The Company and the Bank provide a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, business executives, professionals and other individuals. The Company, through First National Bank, operates throughout Warren County, Tennessee, with five offices located in McMinnville, Morrison, and Viola. Additional information concerning the general development of the Company's business since the beginning of the last fiscal year for which this Annual Report on Form 10-K (this "Report") is filed is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("Management's Discussion"), and in Item 8, "Financial Statements and Supplementary Data" (the "Consolidated Financial Statements"), in this Report as well as in "Business of the Company" below in this Item. CERTAIN OF THE STATEMENTS IN THIS REPORT AND IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE "FORWARD LOOKING," AND THE COMPANY'S ACTUAL COSTS, EXPERIENCE, AND RESULTS MAY DIFFER DUE TO, AMONG OTHER THINGS, ACTUAL EXPERIENCE, GOVERNMENTAL REGULATIONS, OVERALL ECONOMIC CONDITIONS, AND OTHER FACTORS THAT, AS TO OCCURRENCE OR IMPACT, CANNOT BE RELIABLY PREDICTED. SEE "FORWARD-LOOKING STATEMENTS" BELOW.

(b) Business of the Company.

      The Company's principal business is the ownership of First National Bank. The Company currently conducts all of its material operations through the Bank, its wholly owned subsidiary. The Company and the Bank concentrate on developing the financial service business of the Bank in Warren County, Tennessee and in other trade areas (generally, in those counties contiguous to Warren County).

      The Company's primary source of income in 1999 was the earnings of First National Bank, which earnings are principally derived from interest income from loans and returns from its investment portfolio. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted to bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Tennessee, primarily in the Warren County trade area, through the Bank's operations.

      The Company recognized the need to ensure to the maximum practicable extent that its operations would not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date were identified as a known risk. Further discussion of this issue is presented below in this Item under the caption "Computers and the Year 2000" and within Item 7, Management's Discussion, appearing later in this Report.

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

FINANCIAL SUMMARY OF THE COMPANY

      A financial summary of the Company and its consolidated subsidiary, the First National Bank, is set forth below (amounts are rounded). Please refer to the Consolidated Financial Statements for a more detailed presentation.


                                                         DECEMBER 31
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE)

                                   1999         1998          1997          1996          1995

TOTAL ASSETS                    $263,707      $243,027      $212,765      $195,732      $190,663

TOTAL EARNING ASSETS             251,844       233,130       203,272       186,849       180,803

DEPOSITS                         195,924       185,305       172,891       159,746       154,551

STOCKHOLDERS' EQUITY              33,600        34,886        32,557        30,025        28,889

GROSS REVENUES                    19,239        18,078        16,309        15,329        14,526

NET EARNINGS                       4,216         3,870         3,581         3,444         3,106

BASIC EARNINGS PER SHARE        $   7.91      $   7.24      $   6.68      $   6.34      $   5.62

DILUTED EARNINGS PER SHARE      $   7.88      $   7.23      $   6.67      $   6.34      $   5.62

THE BANK'S COMMERCIAL BANKING BUSINESS

      The First National Bank operates five full-service banking offices located in Warren County, Tennessee. Its main office is located in McMinnville, Tennessee and it has additional branches in McMinnville, Morrison, and Viola, Tennessee. The Bank provides banking, trust and other financial services throughout the Tennessee markets of Warren County and other contiguous counties, as well as, to a lesser extent, other areas. The First National Bank, a national banking association, was originally established in 1874. The Bank operates four automated teller machines ("ATMs").

      For retail customers, the First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank is a correspondent bank of First Tennessee Bank National Association, Chattanooga, Tennessee, and National Bank of Commerce, Birmingham, Alabama. The Bank operates a trust department. The Company and the Bank intend for the foreseeable future to concentrate their efforts in their existing markets.

      The Company and First National Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Report.

      There also have been a number of recent legislative and regulatory proposals designed to overhaul or otherwise "strengthen" the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Company or the financial services industries in which the Company and the Bank compete. The enactment of the "Gramm-Leach-Bliley Act of 1999" in late 1999 was an important development. See "Financial Services Modernization Act," below.

SUBSIDIARY

      The First National Bank is the Company's sole subsidiary.

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

FORWARD-LOOKING STATEMENTS

      In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, Year 2000 issues and unforeseen or unanticipated costs associated with Year 2000 compliance, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide readers of this Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

SUPERVISION AND REGULATION

      General

      The commercial banking business is highly regulated. Both the Company and the First National Bank are subject to the supervision, examination, and regulation of various federal and state agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "OCC"). The requirements and restrictions imposed by the laws of the United States and the State of Tennessee on the Bank and/or on the Company include requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices.

      Congress and state legislatures periodically propose new legislation affecting the operations of bank holding companies and banks, so no assurance can be given that the statutes and regulations described below will remain in effect or that the Company and its subsidiary, the First National Bank, will remain at all times in complete compliance with applicable laws and regulations. The Company and the Bank are subject also to extensive regulation, supervision, and examination under state and federal statutes and regulations. Although the Company is extensively regulated under both federal and state law, this regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders or customers of the Company or First National Bank. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and it is qualified in its entirety by reference to such statutes and regulations.

      Major new legislation was enacted by Congress in November of 1999. See "Financial Services Modernization Act," below.

      First McMinnville Corporation

      As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act. Thus it is required to file quarterly and annual reports, and such additional information as may be requested, with the Federal Reserve Board. The Federal Reserve Board may conduct examinations of the Company and all of its subsidiaries, including First National Bank.

      The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

      Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Capital Adequacy," below.

      The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

      The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

      Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

      The Company is also a bank holding company within the meaning of T.C.A. ss.45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances.

      The Company is required to file quarterly, annual and other types of reports with the Securities and Exchange Commission under Section 15(d) of the Exchange Act. However, the Company's securities are not registered under the Exchange Act and, accordingly, the Company is not subject to many of the information, proxy solicitation, and other requirements and restrictions of the Exchange Act.

      First National Bank

      The First National Bank of McMinnville, as a national banking association, is subject to primary supervision, examination, and regulation by the OCC. To a lesser extent, the Bank is also subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the examining regulator should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance. The Bank has not been subject to any such actions by its regulatory authorities.

      Various requirements and restrictions under the laws of the State of Tennessee and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See "Capital Adequacy."

      Financial Services Modernization Act

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

      Generally, the Financial Services Modernization Act, which is also known as the "Gramm-Leach-Bliley Act of 1999":

- Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

- Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

- Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

- Provides an enhanced framework for protecting the privacy of consumer information;

- Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

- Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

- Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      Presently, the Company does not plan to become a "Financial Holding Company" within the meaning of the Financial Services Modernization Act. If the Company were to decided to utilize the ability to affiliate with other financial services providers, it would first have to become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because First National Bank (its sole financial institution subsidiary) is well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that the Bank, as the Company's only insured depository institution subsidiary, has at least a "satisfactory" Community Reinvestment Act rating (which it does). See "The Bank - Community Reinvestment Act and Fair Lending Developments," below. The Company believes that it meets the requirements to make an election to become a Financial Holding Company. However, management has determined at this time that the Company will not seek an election to become a Financial Holding Company. The Company expects to continue to re-examine its decision under the Financial Services Modernization Act from time to time. Presently, however, given its current strategic business plan, market and financial conditions, regulatory capital requirements, general economic conditions, and other factors, the Company does not intent to utilize any of its expanded powers provided in the Financial Services Modernization Act.

      The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

      A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

      The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, under the so-called "wild-card" or "parity" statute (T.C.A. ss.45-2-601), Tennessee chartered commercial banks are generally permitted by the State of Tennessee to engage in any activity permissible for national banks, competitor state banks will also be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank such as First National Bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

      The Company and First National Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the Company and the Bank may find that they are compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Company and First National Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than either the Company or the Bank. The impact of this or any other development under the Financial Services Modernization Act cannot be predicted.

      Dividends and Other Transfers of Funds

      Dividends from First National Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from First National Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by First National Bank totaled $9.6 million at December 31, 1999. In addition, the OCC and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

      The bank regulatory activities also have authority to prohibit the Bank from engaging in activities that, in their respective opinions, constitute unsafe or unsound practices in conducting their business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory activities could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the bank regulatory authorities have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "Prompt Corrective Regulatory Action and Other Enforcement Mechanisms," "The Federal Deposit Insurance Improvement Act," and "Capital Adequacy" in this Item 1 for a discussion of these additional restrictions on capital distributions.

      The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless any such loan(s) is secured by marketable obligations of designated amounts. Further, such secured loans and investments by First National Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the respective bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Prompt Corrective Action and Other Enforcement Mechanisms," "Federal Deposit Insurance Corporation Improvement Act," and "Bank and Bank Holding Company Regulation; Restrictions on Dividends" in this Item 1.

      Prompt Corrective Action and Other Enforcement Mechanisms

      Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve perceived problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, First National Bank and the Company exceeded the required ratios for classification as "well capitalized."

      An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

      In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

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

      Capital Adequacy

      Under the Federal Reserve Board's risk-based capital guidelines applicable to the Company, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a "well capitalized" bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital and a limited amount of loan loss reserves ("Tier 2 capital"). The First National Bank is subject to similar capital requirements adopted by the OCC.

      In addition, the Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation ("FDIC") have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarterly average assets) of 4%. Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 4% plus an additional cushion of at least 1% to 2%. (For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.) The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

      On December 31, 1999 the Company's subsidiary bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 26.7%, a total risk-based capital ratio of 27.8%, and a leverage ratio of 14.2%.

      Safety and Soundness Standards

      The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:
(i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

      Premiums for Deposit Insurance

      The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to their normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

      Interstate Banking and Branching

      The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

      Federal law provides that, as of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date, although states were permitted to require that target banks located within the state be in existence for a period of up to five years before such banks may be subject to the Interstate Banking Act. The "Interstate Banking Act" established deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

      In addition, the Interstate Banking Act provided that as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and allowing banks to maintain branches in states other than the states where they maintain their principal place of business. Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act, as well as in response to other legal, regulatory, interest group, and economic developments, the form or impact of which cannot be reliably predicted.

      Community Reinvestment Act and Fair Lending Developments

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

      A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance." As of its most recent CRA examination, conducted in 1998, the Bank was rated at least "satisfactory."

      Year 2000 Compliance

      The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the potential year 2000 problem. The federal banking agencies conducted year 2000 compliance examinations to ascertain whether a bank's year 2000 readiness presented an unsafe and unsound banking practice. The Company's core banking systems successfully responded to the century date change. The Company will continue to monitor its major vendors and clients throughout year 2000.

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

      Except in certain circumstances, the Bank Holding Company Act has historically prohibited a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically authorize such acquisitions by out-of-state bank holding companies. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which is discussed below, removed most restrictions to the expansion of interstate banking. Riegle-Neal has had far-reaching effects on the historical rules applicable to interstate banking and interstate branching.

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

DEPOSIT INSURANCE

      The First National Bank is subject to charges for deposit insurance coverage by the FDIC. The Bank's deposits are insured under the Bank Insurance Fund, which is administered by the FDIC. The rates charged to the Bank for deposit insurance vary from year to year and ARE EXPECTED TO INCREASE FOR THE YEAR 2000.

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

      A bank chartered under the National Bank Act, such as the First National Bank, is subject to the applicable provisions of that Act and, to a lesser degree, to certain of the limitations created by Tennessee law (such as, solely by way of example and not limitation, in respect of usury and branching). All national banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the FDIA. As a national bank the First National Bank is required to be a member of the Federal Reserve System. The First National Bank is subject to the provisions of FDIA and to supervision and regular examination by the OCC. Such examinations, however, are for the protection of the bank insurance fund and, indirectly, for depositors, and are not for the protection of borrowers, investors or shareholders. Certain provisions of Tennessee law may be preempted by the Interstate Banking Act and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

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

      Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and the Bank. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1999, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

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

USURY PROVISIONS

      The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 23, 2000, the maximum "formula rate" of interest was 12.75%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

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

RECENT DEVELOPMENTS

      As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Company and the Bank. The best known new development was the enactment of the Gramm-Leach-Bliley Act of 1999, which is expected to have an extensive impact on financial services in the United States. Other developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It has also become possible to have "S corporation" tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to financial institutions.

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

COMPETITION

      The commercial banking business is highly competitive and the Company and First National Bank compete actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. For example, one of the Company's competitors is a subsidiary of a regional bank holding company system that may have greater financial and other resources than the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company and the First National Bank.

      The principal geographic area of the Company's and the First National Bank's operations encompasses McMinnville, other areas of Warren County, and surrounding areas of Tennessee. In this area, there are various commercial banks and other financial institutions operating approximately seventeen offices and branches (exclusive of free-standing ATM's) and holding an aggregate (reportedly) of more than $500 million in deposits as of approximately June 30, 1999 (based on data published by the Federal Deposition Insurance Corporation). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., Star Bank, and First American National Bank (soon to be AmSouth Bank), as well as with a variety of local and regional banks.

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

EMPLOYEES

      At January 1, 2000, the Registrant and its banking subsidiary (the Bank) employed sixty-one persons on a full-time, and eleven persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First National Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers its employee relations to be satisfactory.

ECONOMIC CONDITIONS AND GOVERNMENTAL POLICY; LAWS AND REGULATIONS

      The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its borrowers, together with securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and First National Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the Company and the Bank cannot be predicted.

      The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

      From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to "Item 1. Business - Supervision and Regulation."

      The Company's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. The Registrant cannot predict changes in monetary policies or their impact on its operations and earnings.

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

COMPUTERS AND THE YEAR 2000 - THE "Y2K" ISSUE

      The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). To address the Year 2000 issue, the Company adopted a broad-based approach designed to encompass the Company's total environment. To its best knowledge, neither the Company nor the Bank experienced any material "Year 2000" issues. However, as noted above, the Company intends to be aware that software and hardware computer problems may arise at any time, and may or may not be related to "Year 2000" (including the fact that Year 2000 is also a leap year).

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

      Currently, banks must expense such costs, which can be material to the results of operation, in accordance with the guidance provided by banking regulators such as the OCC.

DEPENDENCE UPON A SINGLE CUSTOMER

      The Bank's principal customers are generally located in the Middle Tennessee area with a concentration in Warren County, Tennessee. Neither the Company nor the First National Bank is dependent upon a single customer or a very few customers. However, approximately ten percent (10%) of the Bank's total loans were to customers in the nursery industry.

LINE OF BUSINESS

      The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATION

      In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

      The Company's financial performance and profitability will depend on its ability to execute its corporate growth strategy and to manage recent and anticipated future growth. The Company's success and profitability depend on the Company's ability to maintain profitable operations through continued implementation of the Company's community banking philosophy which emphasizes personal service and customer attention.

      Changes in market interest rates may adversely affect the Company's performance. For instance, the Company's earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company's current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company's business, financial condition and results of operations.

      The Company's Warren County and Southern Middle Tennessee business focus and economic conditions in these areas could adversely affect our operations. This is true because our operations are centralized and focused on this narrowly defined geographic area. As a result of this geographic concentration, the Company's operating results depend largely upon economic conditions in these areas. A deterioration in economic conditions in these market areas, particularly in the nursery and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Bank's loan portfolio and on the demand for the Company's products and services, which in turn can be expected to have a negative, and perhaps material adverse, effect on results of operations.

      As discussed above, the Company is subject to government regulation that could limit or restrict its activities. In turn, this could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on Company and Bank operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company's consolidated results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, cannot yet be predicted but could adversely affect First National Bank and the Company.

      Competition may adversely affect the Company's performance. The financial services business in the Company's market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. (For instance, AmSouth's recent acquisition of First American National Bank is another example of consolidation in the financial services business in the Company's market areas.) The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company's market share or cause the prices charged by the Company and/or the Bank for services to fall. Thus results may differ in future periods depending upon the nature or level of competition.

      If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of the Bank's borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect consolidated results of operations.

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

                                December 31, 1999


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

         Non-accrual loans, if any, have been included in their respective the loan category. Loan fees of $29,000, $37,000 and $39,000 for 1999, 1998 and 1997, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999



                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                   -------------------------------------------------------------------------------------------------
                                                1999                              1998                       1999/1998 CHANGE
                                   ------------------------------    ------------------------------   ------------------------------
                                     Average   Interest   Income/     Average   Interest    Income/     Due to      Due to
                                     Balance     Rate     Expense     Balance     Rate      Expense     Volume       Rate     Total
                                   ------------------------------    ------------------------------   ---------- ----------- -------
Loans, net of unearned interest    $  130,190    8.37%     10,892      115,394     8.74%     10,087     1,293       (488)      805

Investment securities - taxable        86,401    6.99       6,037       83,366     6.92       5,773       210         54       264
                                   ------------------------------     -----------------------------                        -------
Investment securities -
   tax exempt                          29,779    4.88       1,452       26,378     5.19       1,369       177        (94)       83

Taxable equivalent adjustment            --      2.51         748         --       2.67         705        91        (48)       43
                                   ------------------------------     -----------------------------                        -------
       Total tax-exempt
        investment securities          29,779    7.39       2,200       26,378     7.86       2,074       267       (141)      126
                                   ------------------------------     -----------------------------                        -------

       Total investment
        securities                    116,180    7.09       8,237      109,744     7.15       7,847       460        (70)      390
                                   ------------------------------    ------------------------------                        -------

Federal funds sold                        188    6.38          12        3,330     5.17         172       162         (2)     (160)

Interest-bearing deposits in
   banks                                 --       --          --            82     6.10           5        (5)       --         (5)
                                   ------------------------------     -----------------------------                        -------

       Total earning assets           246,558    7.76      19,141      228,550     7.92      18,111     1,426       (396)    1,030
                                   ------------------------------     -----------------------------                        -------

Cash and due from banks                 5,019                            4,642

Allowance for possible loan
   losses                              (1,583)                          (1,417)

Bank premises and equipment             1,962                            2,150

Other assets                            3,947                            3,005
                                   ----------                         --------

       Total assets                $  255,903                          236,930
                                   ==========                         ========


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999


                                                                 IN THOUSANDS, EXCEPT INTEREST RATES
                                ----------------------------------------------------------------------------------------------------
                                              1999                              1998                          1999/1998 CHANGE
                                -------------------------------    ------------------------------      -----------------------------
                                  Average   Interest   Income/       Average  Interest   Income/         Due to      Due to
                                  Balance     Rate     Expense       Balance    Rate     Expense         Volume       Rate    Total
                                ------------------------------     -----------------------------       -----------------------------

Deposits:
  Negotiable order of
    withdrawal accounts         $   25,699    2.75%        707       20,705     2.57%        533           128         46       174
  Money market demand
    accounts                         8,169    2.89         236        8,988     2.95         265           (24)        (5)      (29)
  Other savings accounts            27,487    3.51         966       24,688     3.53         872            99         (5)       94
  Certificates of deposit
    $100,000 and over               39,458    5.24       2,068       43,163     5.58       2,408          (207)      (133)     (340)
  Certificates of deposit
    under $100,000                  62,855    5.21       3,275       58,329     5.53       3,223           250       (198)       52
  Individual retirement
    accounts                        11,572    5.40         625       11,025     5.67         625            31        (31)      --
                                 ------------------------------     -----------------------------                             ------
      Total interest-bearing
        deposits                   175,240    4.49       7,877      166,898     4.75       7,926           396       (445)      (49)

  Demand                            19,002     --          --        20,580      --          --                                 --
                                ------------------------------     -----------------------------                             ------
      Total deposits               194,242    4.06       7,877      187,478     4.23       7,926           286       (335)      (49)
                                ------------------------------     -----------------------------                             ------

Federal funds purchased,
  securities under repurchase
  agreements and short-term
  debt                              18,457    4.35         802        9,542     3.99         381           356         65       421

Advances from Federal Home
  Loan Bank                          5,175    5.41         280        2,811     5.23         147           124          9       133
                                ------------------------------     -----------------------------                            ------

      Total deposits and
        borrowed funds             217,874    4.11       8,959      199,831     4.23       8,454           763       (258)      505
                                ------------------------------     ------------------------------                            ------

Other liabilities                     --                              2,631

Stockholders' equity                38,029                           34,468
                                -----------                        --------

      Total liabilities and
        stockholders' equity    $  255,903                          236,930
                                ==========                         ========

Net interest income                                     10,182                             9,657                                525
                                                     =========                          ========                             ======

Net yield on earning assets                   4.13%                             4.23%
                                           =======                          ========

Net interest spread                           3.65%                             3.69%
                                           =======                          ========



                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999



                                                                 IN THOUSANDS, EXCEPT INTEREST RATES
                                -------------------------------------------------------------------------------------------------
                                             1998                               1997                        1998/1997 CHANGE
                                -------------------------------    ------------------------------     ---------------------------
                                   Average  Interest   Income/      Average    Interest   Income/     Due to      Due to
                                   Balance    Rate     Expense      Balance      Rate     Expense     Volume       Rate     Total
                                ------------------------------     ------------------------------     ---------------------------

Loans, net of unearned interest   $  115,394    8.74%     10,087      111,177     8.89%      9,878         375       (166)      209


Investment securities - taxable       83,366    6.92       5,773       61,248     7.18       4,396       1,588       (211)    1,377
                                  ------------------------------     -----------------------------                          -------

Investment securities -
   tax exempt                         26,378    5.19       1,369       22,113     5.34       1,180         228        (39)      189

Taxable equivalent adjustment           --      2.67         705         --       2.75         608        1117        (20)       97
                                  ------------------------------     -----------------------------                          -------
       Total tax-exempt
        investment securities         26,378    7.86       2,074       22,113     8.09       1,788         345        (59)      286
                                  ------------------------------     -----------------------------                          -------

       Total investment
        securities                   109,744    7.15       7,847       83,361     7.42       6,184       1,958       (295)    1,663
                                  ------------------------------     -----------------------------                          -------

Federal funds sold                     3,330    5.17         172        4,203     5.50         231         (48)       (11)      (59)

Interest-bearing deposits in
   banks                                  82    6.10           5          100     6.00           6          (1)        --        (1)
                                  ------------------------------     -----------------------------                          -------
       Total earning assets          228,550    7.92      18,111      198,841     8.20      16,299       2,436       (624)    1,812
                                  ------------------------------     -----------------------------                          -------

Cash and due from banks                4,642                            4,041

Allowance for possible loan
   losses                             (1,417)                          (1,775)

Bank premises and equipment            2,150                            2,314

Other assets                           3,005                            3,227
                                  ----------                         --------

       Total assets               $  236,930                          206,648
                                  ==========                         ========


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999



                                                                    IN THOUSANDS, EXCEPT INTEREST RATES
                                ----------------------------------------------------------------------------------------------------
                                             1998                                1997                          1998/1997 CHANGE
                                ------------------------------      -----------------------------       ----------------------------
                                  Average   Interest   Income/       Average   Interest   Income/        Due to      Due to
                                  Balance     Rate     Expense       Balance     Rate     Expense        Volume       Rate     Total
                                ------------------------------      -----------------------------       ----------------------------
Deposits:
  Negotiable order of
    withdrawal accounts         $   20,705    2.57%        533        19,309     2.47%        477           34         22        56
  Money market demand
    accounts                         8,988    2.95         265        10,276     2.92         300          (38)         3       (35)
  Other savings accounts            24,688    3.53         872        23,434     3.54         829           44         (1)       43
  Certificates of deposit,
    $100,000 and over               43,163    5.58       2,408        30,437     5.67       1,726          722        (40)      682
  Certificates of deposit
    under $100,000                  58,329    5.53       3,223        55,676     5.58       3,105          148        (30)      118
  Individual retirement
    accounts                        11,025    5.67         625         9,137     5.65         516          107          2       109
                                ------------------------------      -----------------------------                            ------
     Total interest-bearing
        deposits                   166,898    4.75       7,926       148,269     4.69       6,953          874         99       973

  Demand                            20,580     --          --         20,038      --          --                                --
                                ------------------------------     ------------------------------                            ------
      Total deposits               187,478    4.23       7,926       168,307     4.13       6,953          779        194       973
                                ------------------------------     ------------------------------                            ------

Federal funds purchased,
  securities sold under
  repurchase agreements
  and short-term debt                9,542    3.99         381         4,149     3.09         128          167         86       253

Advances from Federal Home
  Loan Bank                          2,811    5.23         147           --       --          --           147         --       147
                                ------------------------------     ------------------------------                            ------

      Total deposits and
        borrowed funds             199,831    4.23       8,454       172,456     4.11       7,081        1,134        239     1,373
                                ------------------------------     ------------------------------                            ------

Other liabilities                    2,631                             2,496

Stockholders' equity                34,468                            31,696
                                ----------                          --------

      Total liabilities and
        stockholders' equity    $  236,930                           206,648
                                ==========                          ========

Net interest income                                      9,657                              9,218                               439
                                                      ========                           ========                            ======

Net yield on earning assets                   4.23%                              4.64%
                                           =======                           ========

Net interest spread                           3.69%                              4.09%
                                           =======                           ========


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

II. Investment Portfolio:

    A. Securities at December 31, 1999 consist of the following:



                                                     SECURITIES HELD-TO-MATURITY
                                        ---------------------------------------------------
                                                           (In Thousands)

                                                        Gross         Gross       Estimated
                                         Amortized    Unrealized    Unrealized      Market
                                           Cost         Gains         Losses        Value
                                         ---------    ----------   ----------     ---------
        U.S. Treasury and other
           government agencies and
           corporations                   $ 4,776         --             339         4,437
        Obligations of state and
           political subdivisions          28,549          180           997        27,732
        Mortgage-backed securities          2,244         --              52         2,192
                                          -------        -----        ------        ------

                                          $35,569          180         1,388        34,361
                                          =======        =====        ======        ======

                                                    SECURITIES AVAILABLE-FOR-SALE
                                       ----------------------------------------------------
                                                          (In Thousands)

                                                       Gross          Gross      Estimated
                                        Amortized    Unrealized    Unrealized      Market
                                          Cost          Gains         Losses       Value
                                        ---------    ----------    -----------   ---------
        U.S. Treasury and other
           U.S. government agencies
           and corporations               $83,525         --           5,587        77,938
        Obligations of state and
           political subdivisions           1,139           11             2         1,148
        Corporate and other securities      1,864         --             160         1,704
        Mortgage-backed securities          1,709         --              97         1,612
                                          -------        -----        ------        ------

                                          $88,237           11         5,846        82,402
                                          =======        =====        ======        ======


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

II. Investment Portfolio, Continued:

    A. Continued

       Investment securities at December 31, 1998 consist of the following:


                                                           SECURITIES HELD-TO-MATURITY
                                            ----------------------------------------------------
                                                                  (In Thousands)

                                                              Gross         Gross      Estimated
                                             Amortized      Unrealized    Unrealized     Market
                                                Cost          Gains         Losses       Value
                                             ----------     ----------   -----------   ---------
        U.S. Treasury and other
           U.S. government agencies
           and corporations                   $16,451          218             8        16,661
        Obligations of state and
           political subdivisions              26,761          995            26        27,730
        Corporate and other securities            763           24          --             787
        Mortgage-backed securities              2,242            2            29         2,215
                                              -------        -----        ------        ------

                                              $46,217        1,239            63        47,393
                                              =======        =====        ======        ======


                                                       SECURITIES AVAILABLE-FOR-SALE
                                            --------------------------------------------------
                                                             (In Thousands)

                                                            Gross        Gross       Estimated
                                            Amortized     Unrealized   Unrealized      Market
                                               Cost         Gains        Losses        Value
                                            ----------  ------------   ----------    ---------
        U.S. Treasury and other
           U.S. government agencies
           and corporations                   $57,056        626           197        57,485
        Obligations of state and
           political subdivisions               1,528         69          --           1,597
        Corporate and other securities            812        --           --             812
        Mortgage-backed securities              1,922        --             73         1,849
                                              -------        ---        ------        ------

                                              $61,318        695           270        61,743
                                              =======        ===        ======        ======


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

II. Investment Portfolio, Continued:

    B. The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 1999.


                                                                      Estimated       Weighted
                                                        Amortized       Market         Average
       Held-To-Maturity Securities                         Cost         Value          Yields
       ---------------------------                      ----------     --------       ---------
                                                             (In Thousands, Except Yields)

       Obligations of U.S. Treasury and other
          U.S. Government agencies and
          corporations, including mortgage-backed
          securities:
            Less than one year                           $  --            --             --  %
             One to five years                               745           728           5.50
            Five to ten years                              2,582         2,526           5.38
            More than ten years                            3,693         3,375           7.14
                                                         -------        ------          -----
                Total securities of U.S. Treasury
                  and other U.S. Government
                  agencies and corporations                7,020         6,629           6.32
                                                         -------        ------          -----

       Obligations of states and political
          subdivisions*:
            Less than one year                             1,588         1,590           7.71
            One to five years                              5,292         5,355           8.17
            Five to ten years                              8,583         8,637           8.30
            More than ten years                           13,086        12,150           7.68
                                                         -------        ------          -----
                 Total obligations of states and
                  political subdivisions                  28,549        27,732           7.96
                                                         -------        ------          -----

                Total held-to-maturity securities        $35,569        34,361           7.64%
                                                         =======        ======          =====



* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

II. Investment Portfolio, Continued:

    B. Continued


                                                                        Estimated    Weighted
                                                           Amortized      Market      Average
        Available-For-Sale Securities                        Cost         Value       Yields
        -----------------------------                     -----------   ----------   ---------
                                                               (In Thousands, Except Yields)
       Obligations of U.S. Treasury and other
          U.S. Government agencies and
          corporations, including mortgage-backed
          securities:
            Less than one year                             $  --            --           --  %
            One to five years                                 --            --           --
            Five to ten years                               42,631        40,547         6.60
            More than ten years                             42,603        39,003         7.70
                                                           -------        ------        -----
                Total securities of U.S. Treasury
                  and other U.S. Government
                  agencies and corporations                 85,234        79,550         6.82
                                                           -------        ------        -----
       Obligations of states and political
          subdivisions*:
            Less than one year                                 185           187        10.65
            One to five years                                  391           395         8.85
            Five to ten years                                  309           311         8.31
            More than ten years                                254           255         9.68
                                                           -------        ------        -----
                Total obligations of states and
                  political subdivisions                     1,139         1,148         9.18
                                                           -------        ------        -----
        Other:
          Corporate and other                                1,000           840         6.63
          Federal Home Loan Bank stock                         773           773         --
          Federal Reserve Bank stock                            91            91         --
                                                           -------        ------        -----

                Total available-for-sale securities        $88,237        82,402         6.85%
                                                           =======        ======        =====





* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

III. Loan Portfolio:

     A. Loan Types

        The following schedule details the loans of the Company at December 31, 1999, 1998, 1997, 1996 and 1995.


                                                                       In Thousands
                                         ----------------------------------------------------------------------
                                             1999           1998          1997           1996           1995
                                         ----------      ---------     ----------     ---------       ---------
        Commercial, financial and
           agricultural                  $  38,013         37,011         28,833         30,232         22,327

        Real estate - construction           1,802          2,339          2,405          2,224          2,217

        Real estate - mortgage              92,515         84,136         77,393         74,290         73,444

        Consumer                             3,071          3,235          2,842          2,918          2,871
                                         ---------       --------       --------       --------       --------
             Total loans                   135,401        126,721        111,473        109,664        100,859

        Less unearned interest                 (26)           (56)          --             --             --
                                         ---------       --------       --------       --------       --------

             Total loans, net of
              unearned interest            135,375        126,665        111,473        109,664        100,859

        Less allowance for possible
           loan losses                      (1,502)        (1,495)        (1,314)        (1,724)        (1,562)
                                         ---------       --------       --------       --------       --------
             Net loans                   $ 133,873        125,170        110,159        107,940         99,297
                                         =========       ========       ========       ========       ========


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

III. Loan Portfolio, Continued:

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1999.


                                                       1 Year to
                                         Less Than     Less Than     After 5
                                           1 Year *     5 Years       Years      Total
                                         -----------   ---------    ---------   -------
        Maturity Distribution:

           Commercial, financial
             and agricultural              $19,283      16,848       1,882      38,013

           Real estate - construction        1,802        --          --         1,802
                                           -------      ------      ------      ------

                                           $21,085      16,848       1,882      39,815
                                           =======      ======      ======      ======

        Interest-Rate Sensitivity:

           Fixed interest rates            $14,019      14,424       1,882      30,325

           Floating or adjustable
             interest rates                  7,066       2,424        --         9,490
                                           -------      ------      ------      ------

                Total commercial,
                  financial and
                  agricultural loans
                  and real estate -
                  construction loans       $21,085      16,848       1,882      39,815
                                           =======      ======      ======      ======




*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

III. Loan Portfolio, Continued:

     C. Risk Elements

        The following schedule details selected information as to non-performing loans of the Company at December 31, 1999, 1998, 1997, 1996 and 1995.


                                                              In Thousands, Except Percentages
                                            --------------------------------------------------------------
                                             1999           1998         1997          1996         1995
                                          ---------       --------      -------      --------     --------

        Non-accrual loans:
         Commercial, financial and
           agricultural                   $      --           --           --           --             55
         Real estate - construction              --           --           --           --           --
         Real estate - mortgage                  --           --           --           --           --
         Consumer                                --           --           --           --           --
         Lease financing receivable              --           --           --           --           --
                                          -----------      -------      -------      -------      -------
              Total non-accrual            $     --           --           --           --             55
                                          ===========      =======      =======      =======      =======

        Loans 90 days past due:
         Commercial, financial and
           agricultural                   $      --           --            101            1         --
         Real estate - construction              --           --           --           --           --
         Real estate - mortgage                   148          224          152         --             77
         Consumer                                  34           49            2         --              8
         Lease financing receivable              --           --           --           --           --
                                          -----------      -------      -------      -------      -------
             Total loans 90
               days past due              $       182          273          255            1           85
                                          ===========      =======      =======      =======      =======

        Renegotiated loans:
         Commercial, financial and
           agricultural                   $      --           --           --           --           --
         Real estate - construction              --           --           --           --           --
         Real estate - mortgage                  --           --           --           --           --
         Consumer                                --           --           --           --           --
         Lease financing receivable              --           --           --           --           --
                                          -----------      -------      -------      -------      -------
             Total renegotiated
              loans past due              $      --           --           --           --           --
                                          ===========      =======      =======      =======      =======

        Loans current - considered
         uncollectible                    $      --           --           --           --           --
                                          ===========      =======      =======      =======      =======

             Total
        non-performing loans              $       182          273          255            1          140
                                          ===========      =======      =======      =======      =======

             Total loans, net of
              unearned interest           $   135,375      126,665      111,473      109,664      100,859
                                          ===========      =======      =======      =======      =======

             Percent of total loans
              outstanding, net of
              unearned interest                  0.13%        0.22%        0.23%        --           0.14%
                                          ===========      =======      =======      =======      =======

        Other real estate                 $        74           11           11           69          305
                                          ===========      =======      =======      =======      =======


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

III. Loan Portfolio, Continued:

     C. Risk Elements, Continued

            The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 1999, 1998, 1997 and 1996. Non-accrual loans totaled $55,000 at December 31, 1995. Gross interest income that would have been recorded for the year ended December 31, 1995, if the loans had been current totaled approximately $8,835,000.

            At December 31, 1999, loans totaling $6,094,000 were included in the Company's internal classified loan list. Of these loans, $1,840,000 are real estate, $4,198,000 are commercial and $56,000 are consumer. The collateral valuations received by management securing these loans total approximately $8,619,000, ($2,758,000 related to real estate, $5,828,000 related to commercial and $33,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

            At December 31, 1999 and 1998, there were loans to customers in the nursery industry totaling approximately $11,399,000 and $11,243,000, respectively, which represents an industry concentration of approximately 10% of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

            At December 31, 1999 and 1998, other real estate totaled $74,000 and $11,000, respectively. The balance at December 31, 1999 consists of two residential properties with carrying values of approximately $38,000 and $36,000 that had loans foreclosed during 1999. The balance at December 31, 1998 consisted of one commercial property that the Company transferred to bank premises in 1999. Management is attempting to sell the properties included in other real estate at December 31, 1999 and no material loss is anticipated thereon.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

III. Loan Portfolio, Continued:

     D. Other Interest-Bearing Assets

            There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

IV.  Summary of Loan Loss Experience:

     The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1999, 1998, 1997, 1996 and 1995 and the years then ended.


                                                                 In Thousands, Except Percentages
                                          -------------------------------------------------------------------------
                                            1999             1998           1997             1996           1995
                                          ---------        --------       --------        ---------        --------

       Allowance for loan losses
        at beginning of period            $   1,495           1,314          1,724           1,562           1,448
                                          ---------        --------       --------        --------        --------

       Less: net of loan
       charge-offs:
        Charge-offs:
          Commercial, financial and
           agricultural                        (174)           --             (600)           --               (67)
          Real estate construction             --              --             --              --              --
          Real estate - mortgage               --              --             --               (55)             (5)
          Consumer                              (35)            (37)           (60)            (43)            (14)
          Lease financing                      --              --             --              --              --
                                          ---------        --------       --------        --------        --------
                                               (209)            (37)          (660)            (98)            (86)
                                          ---------        --------       --------        --------        --------

        Recoveries:
          Commercial, financial and
           agricultural                           1               2           --                15              28
          Real estate construction             --              --             --              --              --
          Real estate - mortgage               --              --             --                25            --
          Consumer                               35              36           --                70              12
          Lease financing                      --              --               30            --              --
                                          ---------        --------       --------        --------        --------
                                                 36              38             30             110              40
                                          ---------        --------       --------        --------        --------

             Net loan recoveries
              (charge-offs)                    (173)              1           (630)             12             (46)
                                          ---------        --------       --------        --------        --------

       Provision for loan losses
        charged to expense                      180             180            220             150             160
                                          ---------        --------       --------        --------        --------

       Allowance for loan losses
        at end of period                  $   1,502           1,495          1,314           1,724           1,562
                                          =========        ========       ========        ========        ========

       Total loans, net of unearned
        interest, at end of year          $ 135,375         126,665        111,473         109,664         100,859
                                          =========        ========       ========        ========        ========

       Average total loans out-
        standing, net of unearned
        interest, during year             $ 130,190         115,394        111,177         103,919          96,773
                                          =========        ========       ========        ========        ========

       Net charge-offs (recoveries)
        as a percentage of average
        total loans outstanding,
        net of unearned interest,
        during year                            0.13%           --             0.57%          (0.01)%           .05%
                                          =========        ========       ========        ========        ========

       Ending allowance for possible
        loan losses as a
        percentage of total loans
        outstanding net of
        unearned interest, at
        end of year                            1.11%           1.18           1.18            1.57            1.55
                                          =========        ========       ========        ========        ========



                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

IV.   Summary of Loan Loss Experience, Continued:

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

      The following detail provides a breakdown of the allocation of the allowance for possible loan losses:


                                                   December 31, 1999                 December 31, 1998
                                             -----------------------------     -----------------------------
                                                             Percent of                        Percent of
                                                              Loans In                          Loans In
                                                In          Each Category          In        Each Category
                                             Thousands      To Total Loans      Thousands    To Total Loans
                                            ----------      --------------     ----------    ---------------
             Commercial, financial
              and agricultural                 $1,057               28%          $1,120            29%
             Real estate construction               5                1                6             2
             Real estate mortgage                 389               69              313            66
             Consumer                              51                2               56             3
                                               ------           ------           ------         -----
                                               $1,502              100%          $1,495           100%
                                               ======           ======           ======         =====


                                                    December 31, 1997                December 31, 1996
                                             -------------------------------    ----------------------------
                                                               Percent of                     Percent of
                                                                Loans In                       Loans In
                                                In            Each Category        In        Each Category
                                             Thousands        To Total Loans    Thousands    To Total Loans
                                             ---------       ---------------    ---------    --------------
             Commercial, financial
               and agricultural                $1,033               26%          $1,410            28%
             Real estate construction            --                  2                1             2
             Real estate mortgage                 223               69              250            68
             Consumer                              58                3               63             2
                                               ------           ------           ------         -----
                                               $1,314              100%          $1,724           100%
                                               ======           ======           ======         =====

                                                   December 31, 1995
                                              ---------------------------
                                                           Percent of
                                                             Loans In
                                                In         Each Category
                                             Thousands     To Total Loans
                                             ---------     --------------
             Commercial, financial
               and agricultural                $1,299            20%
             Real estate construction               5             2
             Real estate mortgage                 246            73
             Consumer                              12             5
                                               ------         -----
                                               $1,562           100%
                                               ======         =====


                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

V.  Deposits:

    The average amounts and average interest rates for deposits for 1999 and 1998 are detailed in the following schedule:

                                                          1999                       1998
                                              -------------------------   -------------------------
                                                Average                      Average
                                                Balance                      Balance
                                              ------------     Average     ------------     Average
                                              In Thousands      Rate       In Thousands      Rate
                                              ------------    ---------    ------------     --------
          Non-interest bearing deposits       $   19,002          -- %         20,580           -- %
          Negotiable order of
             withdrawal accounts                  25,699         2.75%         20,705          2.57%
          Money market demand
             accounts                              8,169         2.89%          8,988          2.95%
          Other savings                           27,487         3.51%         24,688          3.53%
          Certificates of deposit
             $100,000 and over                    39,458         5.24%         43,163          5.58%
          Certificates of deposit under
             $100,000                             62,855         5.21%         58,329          5.53%
          Individual retirement savings
             accounts                             11,572         5.40%         11,025          5.67%
                                              ----------       ------       ---------         -----

                                              $  194,242         4.06%        187,478          4.23%
                                              ==========       ======       =========         =====



    The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1999.



                                                   In Thousands
                                      --------------------------------------
                                       Certificates   Individual
                                            of        Retirement
                                         Deposit       Accounts       Total
                                       ------------   ----------     -------

          Less than three months         $15,395           775        16,170

          Three to six months             10,266           228        10,494

          Six to twelve months             8,543         1,120         9,663

          More than twelve months          5,153           557         5,710
                                         -------        ------        ------

                                         $39,357         2,680        42,037
                                         =======        ======        ======


    In addition, approximately $728,000 of other time deposits of $100,000 and over are included in "other savings deposits," which are passbook accounts with a 90-day maturity.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

VI. Return on Equity and Assets:

    The following schedule details selected key ratios of the Company at December 31, 1999, 1998, and 1997.


                                                                   1999                1998             1997
                                                                 ---------           --------          -------

           Return on assets                                        1.65%               1.63%             1.73%
              (Net income divided by average total assets)

           Return on equity                                       11.09%              11.23%            11.30%
              (Net income divided by average equity)

           Dividend payout ratio                                  35.40%              36.50%            37.43%
              (Dividends declared per share divided by
                net income per share)

           Equity to asset ratio                                  14.86%              14.55%            15.34%
              (Average equity divided by average total
                assets)

           Leverage capital ratio                                 14.17%              14.07%            15.22%
              (Equity divided by fourth quarter average
                total assets, excluding the net unrealized
                gain or loss on available-for-sale-
                securities)


    The minimum leverage capital ratio required by the regulatory agencies is 4%.

    Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

VI. Return on Equity and Assets, Continued:

    The following schedule details the Company's risk-based capital at December 31, 1999, excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders' equity in the consolidated financial statements:


                                                                       In Thousands
                                                                      -------------

           Tier I capital:
              Stockholders' equity, excluding the net unrealized
                gain on available-for-sale securities                   $   37,220

           Tier II capital:
              Allowable allowance for loan losses (limited to 1.25%
                of risk-weighted assets)                                     1,502
                                                                        ----------

                    Total risk-based capital                            $   38,722
                                                                        ==========

           Risk-weighted assets                                         $  139,191
                                                                        ==========
             Risk-based capital ratios:
              Tier I capital ratio                                            26.7%
                                                                        ==========

              Total risk-based capital ratio                                  27.8%
                                                                        ==========



    The Company is required to maintain a total risk-based capital to risk weighted asset rate of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1999, the Company and its subsidiary bank were in compliance with these requirements.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

VI. Return on Equity and Assets, Continued:

    The following schedule details the Company's interest rate sensitivity at December 31, 1999:

                                                                              Repricing Within
                                       --------------------------------------------------------------------------------------------
      (In Thousands)                      Total           0-30 Days      31-90 Days       91-180 Days   181-365 Days    Over 1 Year
                                          -----           ---------      ----------       -----------   ------------    -----------

      Earning assets:
       Loans, net of
        unearned interest               $ 135,375           18,745           6,434           6,914        11,806          91,476
       Securities                         117,971           12,128          12,155          10,463         9,925          73,300
                                        ---------         --------         -------         -------       -------         -------
              Total earning
              assets                      253,346           30,873          18,589          17,377        21,731         164,776
                                        ---------         --------         -------         -------       -------         -------

      Interest-bearing
       liabilities:
        Negotiable order
         of withdrawal
         accounts                          26,167           26,167            --              --            --              --
        Money market demand
         accounts                           8,504            8,504            --              --            --              --
        Savings deposits                   27,914           27,914            --              --            --              --
        Certificates of deposit,
         $100,000 and over                 39,358            4,440          10,955          10,266         8,543           5,154
        Certificates of deposit,
         under $100,000                    64,943           10,095          11,653          18,775        13,330          11,090
        Individual retirement
         accounts                          11,482            2,021           1,319           2,079         3,758           2,305
        Securities sold
         under repurchase
         agreements                        15,869           15,869            --              --            --              --
        Advances from FHLB                  7,200            3,200            --              --            --             4,000
        Federal funds
         purchased                          8,000            8,000            --              --            --              --
                                        ---------         --------         -------         -------       -------         -------

             Total interest
              bearing
              liabilities                 209,437          106,210          23,927          31,120        25,631          22,549
                                        ---------         --------         -------         -------       -------         -------

      Interest-sensitivity gap          $  43,909          (75,337)         (5,338)        (13,743)       (3,900)        142,227
                                        =========         ========         =======         =======       =======         =======

      Cumulative gap                                       (75,337)        (80,675)        (94,418)      (98,318)         43,909
                                                          ========         =======         =======       =======         =======

      Interest-sensitivity gap
       as % of total assets                                 (28.57)          (2.02)          (5.21)        (1.48)          53.93
                                                          ========         =======         =======       =======         =======

      Cumulative gap as %
       of total assets                                      (28.57)         (30.59)         (35.80)       (37.28)          16.65
                                                          ========         =======         =======       =======         =======


    The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 1999

Item 7A. Return on Equity and Assets, Continued:

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

ITEM 3. LEGAL PROCEEDINGS.

      There were no material legal proceedings pending at December 31, 1999, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or its subsidiary Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or the First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's or the First National Bank's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

      There is no established public trading market for the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the first quarter of 2000 (through February 11, 2000) and for each quarter of fiscal 1999 and 1998. During 1999 the Company redeemed 3,851 shares of its Common Stock with a view toward providing some liquidity in the stock. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals.

                         CALENDAR QUARTER               COMMON STOCK

                               2000                    High         Low
                               ----                    ----         ---
                          First Quarter               $71.12      $70.32



                               1999
                               ----

                          Fourth Quarter              $72.05       70.62

                          Third Quarter                69.92       68.24

                          Second Quarter               68.34       67.00

                          First Quarter                66.22       64.89



                               1998
                               ----

                          Fourth Quarter              $66.54      $65.15

                          Third Quarter                64.64       63.21

                          Second Quarter               63.21       61.84

                          First Quarter                61.33       60.01


      The last trade known to management involved 300 shares at an estimated $70.32 per share in January of 2000. In February of 2000, the Company redeemed shares at a price of $71.12 per share. Because there is no established public trading market for the Company's Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

      The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. At February 29, 2000, the Company had 524,989 shares outstanding. No shares are reserved for issuance except up to 57,500 shares reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the "Stock Option Plan") and the number of shares needed to fulfill Rights Agreement described elsewhere herein.

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

(B) HOLDERS

      The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at January 31, 2000 was approximately 500.

(C) DIVIDENDS

      The Company declared semi-annual cash dividends on its Common Stock in the aggregate amount of $2.80 per share in 1999, $2.65 per share in 1998, and $2.50 per share in 1997. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

(D) SALES OF UNREGISTERED SECURITIES

      The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-Q except as set forth in this paragraph. In 1999, the Company issued 2,355 shares to certain of the participants in the Stock Option Plan at a weighted average exercise price of $58.15 per share. Please refer to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan and to
Note 17 thereof with respect to earnings per share. The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data required by this part of this Annual Report on Form 10-K are incorporated into this Report by reference to page 4 of the Company's 1999 Annual Report to Stockholders. Only the information set forth in the said 1999 Annual Report to Stockholders on page 4 under the caption "SUMMARY OF SELECTED FINANCIAL DATA (Unaudited)" is incorporated in response to this Part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. No portion of the 1999 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference. The selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" that is set forth as a part of
Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The "Management's Discussion and Analysis of Financial Condition and Results of Operation" called for by this part is expressly incorporated herein by reference to the section of the Company's 1999 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation". Only that portion of the said 1999 Annual Report to Stockholders is incorporated as part of this Item of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. No portion of the 1999 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements of the Company and subsidiary (commencing at page 20 of the Company's 1999 Annual Report to Stockholders) are included in this Report:

      -     Independent Auditors' Report;

      -     Consolidated Balance Sheets - December 31, 1999 and 1998;

      -     Consolidated Statements of Earnings - Three years ended December 31,
            1999;

      - Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 1999;

      - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1999;

      - Consolidated Statements of Cash Flows - Three years ended December 31, 1999; and all

      -     Notes to Consolidated Financial Statements.

      The Consolidated Financial Statements called for by this Item are incorporated by reference to the Consolidated Financial Statements section of the Company's 1999 Annual Report to Stockholders, pages 25-45. No portion of the 1999 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT.

(A)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS.

      The following tables identify, as of February 14, 2000, the names and ages of the directors and executive officers of the Company, the year first elected, and their respective business experience during the past five years. Directors are elected to serve three year terms and until their successors have been elected and duly qualified. Those persons named under "Class I" are being nominated for three year terms to the Board of Directors for consideration at the 2000 Annual Meeting of Stockholders of the Company. The following is a list of the names and ages of the executive officers of the Company and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons except as disclosed elsewhere in this Annual Report on Form 10-K.




    NAME (AGE) OF DIRECTOR              PREVIOUS FIVE YEARS                SERVED AS
          OR NOMINEE                    BUSINESS EXPERIENCE              DIRECTOR SINCE


                                              CLASS I

                              (DIRECTORS WHOSE TERMS EXPIRE IN 2000)

      Paul O. Barnes       Chairman, B & P Lamp Supply Co., Inc.             1984
           (66)


       Henry N. Boyd       Chief Executive Officer, Boyd Bros. Nursery       1984
           (83)


     Dean I. Gillespie     Dean I. Gillespie, President, Bridge              1984
           (66)            Builders, Inc.

     C. Levoy Knowles      General Manager, Ben Lomond Rural                 1999
           (46)            Telephone Cooperative



    NAME (AGE) OF DIRECTOR              PREVIOUS FIVE YEARS                SERVED AS
          OR NOMINEE                    BUSINESS EXPERIENCE              DIRECTOR SINCE


                                           CLASS II


                             (DIRECTORS WHOSE TERMS EXPIRE IN 2001)

        J. G. Brock       Owner, Apex Construction Company                   1993
           (44)


       G. B. Greene       President, Womack Printing Co., Inc.               1984
           (60)

      Rufus W. Gonder     Owner, Rufus W. Gonder, CPA                        1999
           (45)


      Robert W. Jones     Chairman, First McMinnville Corporation,           1984
           (71)           1989 - 2000; Chairman, First National Bank,
                          1981 - 2000; Chief Executive Officer, First
                          National Bank, 1976 - 1993

                                         CLASS III


                             (DIRECTORS WHOSE TERMS EXPIRE IN 2002)


      Charles C. Jacobs   Chairman, First McMinnville Corporation and        1985
            (61)          First National Bank, January 2000-present;
                          President and Chief Executive Officer, First
                          McMinnville Corporation, January 1994-present;
                          President and Chief Executive Officer, First
                          National Bank, January 1994 - present


       Arthur J. Dyer     President, Metal Products Company                  1999
            (48)

      J. Douglas Milner   General Manager and Vice President, Middle         1995
            (52)          Tennessee Dr. Pepper Bottling Company

     John J. Savage, Jr.  Retired; Executive Vice President and Trust        1984
            (78)          Officer, First National Bank through
                          September 1986

       Carl M. Stanley    Chief Manager, The Burroughs-Ross-Colville         1984
            (64)          Company, LLC, 1998-present;  President, The
                          Burroughs-Ross-Colville Co., 1995-1998


IDENTIFICATION OF EXECUTIVE OFFICERS.


                      EXECUTIVE OFFICERS OF THE REGISTRANT



             NAME                   AGE                          OFFICE AND BUSINESS EXPERIENCE

      Charles C. Jacobs              61       Chairman, First McMinnville Corporation and First National Bank,
                                              January 2000-present; President and Chief Executive Officer, First
                                              McMinnville Corporation, January 1994 - present; President and Chief
                                              Executive Officer, First National Bank, January 1994 - present;
                                              President, First National Bank, 1988 - 1994.

        P. Diane Bogle               53       Senior Vice President, First McMinnville Corporation, 1995 - present;
                                              Senior Vice President, First National Bank, 1995 - present; Vice
                                              President, First National Bank, 1988 - 1995.

       Lester K. Cowell              64       Senior Vice President, First McMinnville Corporation, and Senior
                                              Vice President of First National Bank, 1991 - present.

        Kenny D. Neal                49       Senior Vice President and Treasurer of First McMinnville
                                              Corporation, 1994 - present; Senior Vice President and Cashier,
                                              First National Bank, 1990 - present.

       C. P. Whisenhunt              55       Senior Vice President, First McMinnville Corporation, 1993 -
                                              present; Senior Vice President, First National Bank, 1993 - present.

       Larry B. Foster               41       Senior Vice President of the Company and the Bank, 1997-present;
                                              Vice President of the Company and the Bank 1994-1997.

      David W. Marttala              39       Senior Vice President of the Company and the Bank, Trust Officer of
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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table summarizes the compensation paid or accrued by the Registrant during the most recent three fiscal years ended December 31, 1999, 1998, and 1997 for (i) the Chief Executive Officer of the Registrant and (ii) each of the other executive officers of the Registrant whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                             EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

      There were no changes in the Company's chief executive during the last fiscal year. The following table sets forth the compensation of the Company's Chief Executive Officer for 1999 and the other four most highly compensated executive officers as of December 31, 1999 (if their total annual salary and bonus equaled or exceeded $100,000). The figures below include all compensation paid for all services to the Company for that fiscal year.

                           SUMMARY COMPENSATION TABLE


                                           Annual Compensation                       Long-Term  Compensation
                        -----------------------------------------------------------------------------------------------------------

                                                                                Awards                           Payouts
                                                                         -----------------------------  ---------------------------
                                                                                          Securities
                                                          Other            Restricted     Underlying
Name and Principal                                        Annual          Stock Award(s)  Options/SARs   LTIP        All Other
Position              Year      Salary($)   Bonus($)  Compensation($)(1)      ($)           (#)(2)     Payouts($) Compensation($)(3)
------------------------------------------------------------------------------------------------------------------------------------
Charles C. Jacobs,    1999     $140,704    $21,106       $10,738               N/A            -0-       $  -0-        $17,809
President/CEO         1998      131,500     19,725        11,414               N/A            -0-          -0-         16,746
                      1997      124,000     18,600        11,288               N/A          3,500          -0-         15,686


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

                                       ***

STOCK OPTION GRANTS

      The Company granted no stock options to the Directors, or to any executive officer(s) named in the Summary Compensation Table in 1999. The Company grants no stock appreciation rights.

1999 STOCK OPTION EXERCISES

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

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION/SAR VALUES


--------------------------------------------------------------------------------------------------------------------
                                                                        Securities
                                                                        Underlying
                                                                        Unexercised          Value of Unexercised
                                                                        Options/SARs            in-the-Money
                                                                      At Fiscal Year End     Options/SARs At
                                                                            (#)             Fiscal Year End ($)
                                                                      ------------------    --------------------
                        Shares Acquired on   Value Realized on         Exercisable/            Exercisable/
Name and Title             Exercise (#)        Exercise ($)          Nonexerciseable(1)      Nonexerciseable(1)
----------------------------------------------------------------------------------------------------------------

Charles C. Jacobs             -0-                  $-0-                 1,900/1,600           $24,643/$20,752
President/CEO
----------------------------------------------------------------------------------------------------------------


                             NOTE TO PRECEDING TABLE

      (1) This amount represents the difference between the estimated market price on February 28, 2000 of approximately $71.12 per share and the respective exercise price(s) of the options at the date(s) of grant ($58.15). Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock. The value of the stock options granted is based upon the minimum value method as permitted in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Under the minimum value method, the volatility is assumed to approach zero and is appropriate in situations in which there is no established public trading market for the stock. These assumptions are included pursuant to 17 C.F.R. ss.229.402(c).

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

         The foregoing report has been furnished by the members of the Compensation Committee:

                                              Robert W. Jones
                                              G. B. Greene
                                              J. Douglas Milner
                                              Carl M. Stanley

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

         Options granted under the Stock Option Plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement. Note 18 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999 contains additional information concerning the Stock Option Plan.

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

         A plan participant has a vested benefit equal to a percentage of his or her accrued benefit based on the length of his or her service, beginning at 20% after three years of service and increasing 20% per year for the next four years, with a participant fully vested at the end of year seven. Mr. Jacobs has 32 years of credited service under the Plan with current compensation covered by the Plan of $162,149 and the estimated amount of the Company's 1999 contribution for Mr. Jacobs was $12,945, as is reflected in the Summary Compensation Table appearing elsewhere in this Report. Mr. Jacobs' anticipated monthly benefit at retirement at age 65 is currently estimated at $6,886.

         The following table sets forth the estimated annual retirement benefits on a straight life annuity basis to participating employees, including the Named Executive Officer, for designated years of service and remuneration levels.


                                     Years of Service
                                     ----------------
Remuneration           15          20            25             30            35
------------

      $100,000      $21,525      $28,700       $35,875       $43,051       $50,225

       125,000       27,150       36,200        45,250        54,301        63,350

       150,000       32,775       43,700        54,625        65,551        76,475

       175,000       38,400       51,200        64,000        76,801        89,600

       200,000       44,025       58,700        73,375        88,051       102,725

       225,000       49,650       66,200        82,750        99,301       115,850

       250,000       55,275       73,700        92,125       110,551       128,975

       300,000       66,525       88,700       110,875       133,051       155,226

       400,000       89,025      118,700       148,375       178,051       207,726

       450,000      100,275      133,700       167,125       200,551       233,976

       500,000      111,525      148,700       185,875       223,051       260,226


         Effective March 24, 1986, the Plan was amended by including, for purposes of calculating a participant's compensation under the Plan, any and all bonuses paid to the participant during the plan year. Please refer to Note 10 to the Consolidated Financial Statements for additional information.

         The Company also offers a 401(k) profit-sharing plan for eligible employees, which was adopted in 1988. To be eligible, an employee must have obtained the age of 21 and she or he must have completed one year of services. The provisions of this plan provide for both employer and employee contributions. In 1999, the Company contributed approximately $50,000 to the plan, as compared to $43,000 in 1998 and $45,000 in 1997. Please refer to Note 10 of the Consolidated Financial Statements for additional information.

         Director Compensation. Directors of the Bank receive $800 for each meeting of the full Board of Directors attended plus $200 for each committee meeting attended. However, attendance at the December meeting is not required for a Director to receive Board fees.

         Consultation Agreement. Pursuant to a consultation agreement, last executed to be effective January 1, 1996, the Company has retained the services of Robert W. Jones as a paid consultant, for which he receives a consultation fee of $1,000 per month, plus reimbursement for documented expenses incurred for the Company and/or the Bank. This Agreement continues for so long as Mr. Jones continues to serve as Chairman of the Board of Directors. Pursuant to this Agreement, Mr. Jones is not considered to be an employee of the Bank or of the Company. Mr. Jones resigned as Chairman of the Company effective January 12, 2000, and the Consultation Agreement terminated at that time.

         Employment Agreement. The Company executed an employment agreement with Chairman and President Charles C. Jacobs dated the 11th day of June, 1999. The agreement provides that Jacobs shall be employed by the Company to serve as the President and Chief Executive Officer of the Company and First National Bank for an initial term expiring December 31, 2003. Unless sooner terminated in accordance with its terms, the agreement is automatically extended for one year on each anniversary date. Mr. Jabobs' salary is to be set by the Board, to which Mr. Jacobs reports, but it is not to be lowered unless certain performance criteria are not met.

The agreement provides certain protections for Mr. Jacobs in the event of a change in control of the Company or the Bank, or for his termination other than "for cause."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company is authorized to issue 5,000,000 shares of its Common Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 29, 2000, there were 524,989 shares of the Company's Common Stock issued and outstanding.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (A) directors of the Company, and
(B) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of approximately January 31, 2000. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Exchange Act. However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding as set forth above at said date plus the number of shares obtainable by such person with the next sixty days.


              NAME AND ADDRESS OF         AMOUNT AND NATURE OF
               BENEFICIAL OWNER           BENEFICIAL OWNERSHIP    PERCENT OF CLASS (1)

          (A)  Paul O. Barnes                    9,828(2)                2.06

          Henry N. Boyd                          9,980                   1.90

          J. G. Brock                            2,000(3)                 *

          Arthur J. Dyer                           706                    *

          Dean I. Gillespie                      3,180(4)                 *

          Rufus W. Gonder                          706                    *

          G.B. Greene                            9,740                   2.14

          Charles C. Jacobs                      6,146                   1.53

          Robert W. Jones                        9,094(5)                1.73

          C. Levoy Knowles                         700                    *

          J. Douglas Milner                      1,700                    *

          John J. Savage                         2,632(6)                 *

          C. M. Stanley                         18,404                   3.79

          (B)  Directors and Executive          77,293(1)               14.35%(1)
          Officers as a Group (19 persons)


*  Less than 1%.

                                 NOTES TO TABLE

(1) Based on 524,989 shares of the Common Stock outstanding at February 29, 2000, plus that number of shares obtainable by each person named within the next 60 days pursuant to the exercise of stock options. All Directors hold 1,500 options pursuant to the Stock Option Plan except that Mr. Boyd and Mr. Barnes each exercised options (1,000 and 500, respectively). This information is based in part on information supplied to the Company by the persons named in the Table. The other options held by executive officers and exercisable within 60 days are Mr. Jacobs (400),Mrs. Bogle (240), Mr. Cowell (160), Mr. Foster (240), Mr. Marttala (240), Mr. Neal (240), and Mr. Whisenhunt (240).

(2) Includes 3,000 shares held by a corporation controlled by an interest of Mr. Barnes.

(3)   Includes 184 shares held on behalf of Mr. Brock's spouse.

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

                                       ***

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The First National Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1999. At December 31, 1999, the dollar amount of loans to the Company's Directors and Executive Officers, and their respective affiliates, was approximately $2,764,000. This approximated 7.9% of Shareholders equity and 2.2% of the Company's total loans (net of the allowance for possible loan losses). All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company relies upon its Directors and executive officers for identification of their respective associates and affiliates (as those terms are defined in the Exchange Act).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

      - The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear on pages 20 - 48 of the 1999 Annual Report to Stockholders of this Annual Report on Form 10-K, which portion of the 1999 Annual Report to Stockholders is hereby incorporated herein by reference:

      -     Consolidated Balance Sheets as of December 31, 1999 and 1998;

      - Consolidated Statements of Earnings for the three years ended December 31, 1999;

      - Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 1999;

      - Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1999;

      - Consolidated Statements of Cash Flows for the three years ended December 31, 1999; and

      -     All Notes to the foregoing Consolidated Financial Statements.

--    Listing of Exhibits:

      -     3(i)  Charter as amended.(1)

      -     3(ii) Bylaws.(1)

      -     4.1   Charter as amended.(1)

      -     4.2   Bylaws.(1)

      -     4.3   1997 First McMinnville Corporation Stock Option Plan.(2)

      -     4.4   Shareholders Rights Agreement dated June 10, 1997.(2)

      -     10.1  First National Bank of McMinnville 401(k) Retirement Plan.(3)

      -     10.2  Consulting Agreement dated February 9, 1996, between First
                  National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. [Terminated January 2000](4)

      -     10.3  Employment Agreement dated the 11th day of June, 1999, between
                  First McMinnville Corporation and Charles C. Jacob.(5)

      -     11    Statement re: computation of per share earnings (Incorporated by reference to Note 17 of the Consolidated Financial
                  Statements).

      -     13    Portions of the Annual Report to Security Holders, as set
                  forth in the Exhibit Index. Omitted in paper copies.

      -     21    Subsidiaries of the Registrant for the year ended December 31,
                  1999.

      -     27    Financial Statement Schedule [Omitted in Paper Copies].

      (b) No reports on Form 8-K were filed for the quarter ended December 31, 1999.

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

---------------------------

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


                                FIRST MCMINNVILLE CORPORATION
                                         (REGISTRANT)


                                By:  /s/ Charles C. Jacobs
                                    --------------------------------------------
                                    Charles C. Jacobs
                                    Chairman, President and Chief Executive
                                    Officer
                                    March 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                         Title                       Date
         ---------                         -----                       ----
/s/ Paul O. Barnes                        Director                 March 14, 2000
---------------------------
Paul O. Barnes

/s/ Henry N. Boyd                         Director                 March 14, 2000
---------------------------
Henry N. Boyd

/s/ J. G. Brock                           Director                 March 14, 2000
--------------------------
J. G. Brock

/s/ Arthur J. Dyer                        Director                 March 19, 2000
---------------------------
Arthur J. Dyer

/s/ Dean I. Gillespie                     Director                 March 14, 2000
---------------------------
Dean I. Gillespie

/s/ Rufus W. Gonder                       Director                 March 14, 2000
---------------------------
Rufus W. Gonder

/s/ G. B. Greene                          Director                 March 14, 2000
---------------------------
G. B. Greene

/s/ Charles C. Jacobs                     Chairman, President,     March 14, 2000
---------------------------               CEO, and Director
Charles C. Jacobs

/s/ Robert W. Jones                       Director                 March 14, 2000
---------------------------
Robert W. Jones

/s/ C. Levoy Knowles                      Director                 March 14, 2000
---------------------------
C. Levoy Knowles

/s/ J. Douglas Milner                     Director                 March 14, 2000
---------------------------
J. Douglas Milner

/s/ John J. Savage, Jr.                   Director                 March 14, 2000
---------------------------
John J. Savage, Jr.




         Signature                        Title                         Date
         ---------                        -----                         ----

/s/ Carl M. Stanley                       Director                 March 14, 2000
---------------------------
Carl M. Stanley

/s/ Kenny D. Neal                         Treasurer/Chief          March 14, 2000
---------------------------               Financial and
Kenny D. Neal                             Accounting Officer


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

2.  Items Included:

(a) Annual Reports, Proxy Statements, and Form of Proxy.

      (1)A copy of the annual report to security holders for the Company's last fiscal year is furnished herewith to the Commission for its information, pursuant to the instructions to Form 10-K, BUT NOT INCORPORATED BY REFERENCE (except that certain portions thereof have been incorporated by reference in response to certain items of this Annual Report on Form 10-K).

      (2)A copy of the form of proxy to be sent to security holders in respect of the Company's 2000 Annual Meeting of Shareholders is furnished herewith to the Commission for its information for its information, pursuant to the instructions to Form 10-K, BUT NOT INCORPORATED BY REFERENCE.

                                  EXHIBIT INDEX



        -------------------------------------------------------------------------------------------------
        EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT                              LOCATION
        -------------------------------------------------------------------------------------------------

              3(i)      Carter as amended.                                                  (1)

              3(ii)     Bylaws.                                                             (1)

              4.1       Charter as amended.                                                 (1)

              4.2       Bylaws.                                                             (1)

              4.3       1997 First McMinnville Corporation Stock                            (2)
                        Option Plan.

              4.4       Shareholders Rights Agreement dated June 10, 1997.                  (2)

              10.1      First National Bank of McMinnville 401(k)                           (3)
                        Retirement Plan.

              10.2      Consulting Agreement dated February 9, 1996,                        (4)
                        between First National Bank
                        of McMinnville and Robert W. Jones, replacing
                        prior agreement dated December 14, 1993, as
                        amended. <Terminated January 2000>

              10.3      Employment Agreement dated the 11th day of                    After Exhibit Index
                        June, 1999, between First McMinnville
                        Corporation and Charles C. Jacobs.

               11       Statement re: computation of per share earnings.                    (5)

               13       Annual Report to Security Holders (Only those                       (6)
                        portions incorporated by reference) into the                   [Omitted in Paper
                        Report on Form 10-K.                                               Copies]


               21       Subsidiaries of the Registrant for the year                   After Exhibit Index
                        ended December 31, 1999.

               27       Financial Statement Schedule.                                       (7)
                                                                                       [Omitted in Paper
                                                                                           Copies]
        -------------------------------------------------------------------------------------------------


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

      (5) Incorporated by reference to Note 17 of the Consolidated Financial Statements.

      (6) Portions of the Annual Report to Security Holders are incorporated by reference into the Form 10-K. These portions are "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the Company's Consolidated Financial Statements for the year ended December 31, 1999 (Part II and Part IV). This Exhibit is omitted in the paper copy pursuant to Instruction G(2) of the Instructions to Form 10-K.

      (7) This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1999 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-K for the period ending on December 31, 1999.