Form 10-Q
period 2000-03-31
FIRST MCMINNVILLE CORP
filed 2000-05-15
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

            Common stock outstanding: 524,989 shares at May 10, 2000
                                      -------

PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank), are as follows:

      Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.

      Consolidated Statements of Earnings - For the three months ended March 31, 2000 and 1999.

      Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2000 and 1999.

      Consolidated Statements of Cash Flows - For the three months ended March 31, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

              Disclosures required by Item 3. are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)

                                                                         March 31,   December 31,
                                                                           2000          1999
                                                                         ---------   ------------
                                                                              (In Thousands)
                                 Assets
                                 ------
Loans                                                                    $ 133,872      135,375
   Less: Allowance for loan losses                                          (1,583)      (1,502)
                                                                         ---------     --------
                Net loans                                                  132,289      133,873

Securities:
   Held to maturity, at cost (market value - $33,638,000 and
     $34,361,000, respectively)                                             34,691       35,569
   Available-for-sale, at market (amortized cost - $88,569,000
     and $88,237,000, respectively)                                         83,068       82,402
   Interest bearing deposits in financial institutions                          68           40
                                                                         ---------     --------
                Total earning assets                                       250,116      251,884

Cash and due from banks                                                      6,225        4,625
Bank premises and equipment, net of accumulated depreciation                 1,857        1,904
Accrued interest receivable                                                  2,440        2,327
Deferred tax asset                                                           2,275        2,402
Other real estate                                                               --           74
Other assets                                                                   500          491
                                                                         ---------     --------
                Total assets                                             $ 263,413      263,707
                                                                         =========     ========

                       Liabilities and Stockholders' Equity
                       ------------------------------------
Deposits                                                                 $ 201,815      195,924
Securities sold under repurchase agreements                                 14,366       15,869
Federal funds purchased                                                      6,500        8,000
Advances from Federal Home Loan Bank                                         4,000        7,200
Accrued interest and other liabilities                                       2,434        3,114
                                                                         ---------     --------
                Total liabilities                                          229,115      230,107
                                                                         ---------     --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 609,150 shares                                                   1,523        1,523
   Additional paid-in capital                                                1,754        1,754
   Retained earnings                                                        37,726       36,742
   Net unrealized losses on available-for-sale securities, net
     of income tax benefit of $2,088,000 and $2,215,000, respectively       (3,413)      (3,620)
                                                                         ---------     --------
                                                                            37,590       36,399
Less cost of treasury stock of 84,161 shares at March 31, 2000
   and 77,220 shares at December 31, 1999                                   (3,292)      (2,799)
                                                                         ---------     --------
                Total stockholders' equity                                  34,298       33,600
                                                                         ---------     --------
                Total liabilities and stockholders' equity               $ 263,413      263,707
                                                                         =========     ========


    See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                              2000           1999
                                                                              ----           ----
                                                                            (Dollars In Thousands
                                                                           Except Per Share Amount)
Interest income:
   Interest and fees on loans                                                $2,763          2,594
   Interest and dividends on securities:
     Taxable securities                                                       1,621          1,408
     Exempt from Federal income taxes                                           357            366
   Interest on federal funds sold                                                --              1
   Interest on interest-bearing deposits in other banks and other
     interest                                                                     1             --
                                                                             ------          -----
                Total interest income                                         4,742          4,369
                                                                             ------          -----

Interest expense:
   Interest on negotiable order of withdrawal accounts                          182            161
   Interest on money market demand and savings accounts                         278            285
   Interest on certificates of deposit                                        1,620          1,471
   Interest on securities sold under repurchase agreements and
     short term borrowings                                                      143            132
   Interest on Federal funds purchased                                          143             40
   Interest on advances from Federal Home Loan Bank                              65             52
                                                                             ------          -----
                Total interest expense                                        2,431          2,141
                                                                             ------          -----
                Net interest income                                           2,311          2,228
Provision for loan losses                                                        45             45
                                                                             ------          -----
                Net interest income after provision for loan losses           2,266          2,183
                                                                             ------          -----
Non-interest income:
   Service charges on deposit accounts                                          118            108
   Other fees and commissions                                                    60             81
   Commissions and fees on fiduciary activities                                  43             20
   Security gains related to available-for-sale securities                       --              5
   Gain on sale of bank premises                                                 --            166
   Other income                                                                   7             12
                                                                             ------          -----
                                                                                228            392
                                                                             ------          -----
Non-interest expense:
   Salaries and employee benefits                                               675            666
   Occupancy expenses, net                                                       52             51
   Furniture and equipment expense                                               17             19
   Data processing expense                                                       34             40
   FDIC insurance                                                                10              6
   Other operating expenses                                                     241            216
                                                                             ------          -----
                                                                              1,029            998
                                                                             ------          -----

Earnings before income taxes                                                  1,465          1,577
Income taxes                                                                    481            470
                                                                             ------          -----
Net earnings                                                                 $  984          1,107
                                                                             ======          =====
Basic earnings per common share                                              $ 1.86           2.08
                                                                             ======          =====
Diluted earnings per common share                                            $ 1.85           2.07
                                                                             ======          =====
Dividends per share                                                          $   --             --
                                                                             ======          =====


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

                                                                      2000        1999
                                                                      ----        ----
                                                                       (In Thousands)
Net earnings                                                         $  984       1,107
                                                                     ------      ------
Other comprehensive earnings (loss), net of tax:
   Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $127,000 and
     tax benefit of $376,000, respectively                              207        (615)
   Less: reclassification adjustment for gains included in
     net earnings, net of taxes of $2,000                                --          (3)
                                                                     ------      ------
                Other comprehensive earnings (loss)                     207        (618)
                                                                     ------      ------

                Comprehensive earnings                               $1,191         489
                                                                     ======      ======





See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                           2000           1999
                                                                           ----           ----
                                                                              (In Thousands)
Cash flows from operating activities:
   Interest received                                                      $ 4,615         3,920
   Fees and commissions received                                              228           221
   Interest paid                                                           (2,283)       (1,975)
   Cash paid to suppliers and employees                                      (908)         (974)
   Income taxes paid                                                         (218)         (143)
                                                                          -------       -------
                Net cash provided by operating activities                   1,434         1,049
                                                                          -------       -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                  1,661         7,431
   Proceeds from maturities of available-for-sale securities                    5         1,183
   Proceeds from sales of available-for-sale securities                        --         1,005
   Purchase of held-to-maturity securities                                   (783)       (5,602)
   Purchase of available-for-sale securities                                 (323)      (14,139)
   Loans made to customers, net of repayments                                  --        (1,399)
   Customer loan repayments, net of advances                                1,539            --
   Purchase of premise and equipment                                           (3)          (13)
   Proceeds from sale of premises and equipment                                --           204
   Proceeds from sales of other real estate                                    74            --
                                                                          -------       -------
                Net cash provided by (used in) investing activities         2,170       (11,330)
                                                                          -------       -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                         557           901
   Net increase in time deposits                                            5,334         4,048
   Increase (decrease) in securities sold under repurchase agreement       (1,503)        2,503
   Increase (decrease) in Federal funds purchased                          (1,500)        3,000
   Repayment of advances from Federal Home Loan Bank                       (3,200)           --
   Dividends paid                                                          (1,171)       (1,120)
   Proceeds from issuance of common stock                                      --             5
   Payments to acquire treasury stock                                        (493)          (15)
                                                                          -------       -------
                Net cash (used in) provided by financing activities        (1,976)        9,322
                                                                          -------       -------

Net increase (decrease) in cash and cash equivalents                        1,628          (959)

Cash and cash equivalents at beginning of period                            4,665         5,241
                                                                          -------       -------

Cash and cash equivalents at end of period                                $ 6,293         4,282
                                                                          =======       =======

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                         2000         1999
                                                                         ----         ----
                                                                          (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                      $   984        1,107
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                       28           45
         Provision for loan losses                                          45           45
         Gain on sale of available-for-sale securities                      --           (5)
         Gain on sale of premises and equipment                             --         (166)
         FHLB dividend reinvestment                                        (14)         (13)
         Decrease (increase) in other assets, net                           13           (7)
         Increase in other liabilities                                     343          313
         Increase in interest receivable                                  (113)        (436)
         Increase in interest payable                                      148          166
                                                                       -------       ------
                Total adjustments                                          450          (58)
                                                                       -------       ------

                Net cash provided by operating activities              $ 1,434        1,049
                                                                       =======       ======





Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities available-for-
       sale, net of income taxes of $127,000 and income
       tax benefit of $379,000, respectively                           $   207         (618)
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, the results of operations for the three months ended March 31, 2000 and 1999, comprehensive earnings for the three months ended March 31, 2000 and 1999 and changes in cash flows for the three months ended March 31, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           2000          1999
                                                           ----          ----
                                                            (In Thousands)

     Balance, January 1, 2000 and 1999, respectively      $ 1,502        1,495
     Add (deduct):
        Losses charged to allowance                           (24)          (3)
        Recoveries credited to allowance                       60           20
        Provision for loan losses                              45           45
                                                          -------       ------
     Balance, March 31, 2000 and 1999, respectively       $ 1,583        1,557
                                                          =======       ======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of factors that impact liquidity, capital and the results of operations.

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

        A secondary source of liquidity is the Bank's loan portfolio. At March 31, 2000 commercial loans of approximately $29.9 million and other loans (mortgage and consumer) of approximately $7.9 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

        As for liabilities, certificates of deposit of $100,000 or greater of approximately $37.2 million will become due during the next twelve months. The Bank's deposit base increased approximately $5.9 million during the quarter ended March 31, 2000. Securities sold under repurchase agreements decreased approximately $1.5 million and Federal funds purchased decreased $1.5 million during the first three months of 2000. There was also a decrease in advances from the Federal Home Loan Bank of $3,200 during the three months ended March 31, 2000. The total decrease in interest bearing liabilities of approximately $312,000 was partially the result of a decrease in interest bearing assets of approximately $1.8 million during the quarter ended March 31, 2000.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

        The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At March 31, 2000, the Bank can declare during the remainder of 2000 cash dividends in an aggregate amount not to exceed approximately $9.6 million, exclusive of any 2000 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

        A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets (excluding the unrealized loss on available-for-sale securities) was 14.3% at March 31, 2000 and 14.1% at December 31, 1999. Total assets decreased $294,000 during the three months ended March 31, 2000. The annualized rate of return on stockholders' equity for the three months ended March 31, 2000 was 11.7% compared to 12.6% for the comparable period in 1999. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Cash dividends will be increased during the remainder of 2000 over 1999 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1999 were $2.80 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

        Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2000 the Bank has a Tier 1 risk-based ratio of 27.0%, a total capital to risk-based ratio of 28.2% and a Tier 1 leverage ratio of 14.3%, and fell within the category of "well capitalized" under the regulations.

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

        On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At March 31, 2000, 4,350 shares had been exercised, 3,890 shares were forfeited and 15,920 shares were exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

YEAR 2000 ISSUES

        The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). The Company has not identified any significant problems related to the change to Year 2000. Management is not aware of any of the Company's customer that have experienced significant problems related to the Year 2000 Issue.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

        Net earnings were $984,000 for the three months ended March 31, 2000 as compared to $1,107,000 for the same period in 1999.

        As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

        The Company's interest income, excluding tax equivalent adjustments, increased by $373,000 or 8.5% during the three months ended March 31, 2000 as compared to an increase of $395,000 or 9.9% for the same period in 1999. The increases in 2000 and 1999 were attributable primarily to an increase in average earning assets over comparable periods in prior years. The ratio of average earning assets to total average assets was 98.4% for the quarter ended March 31, 2000 and 96.4% for the quarter ended March 31, 1999.

        Interest expense increased by $290,000 for the three months ended March 31, 2000 or 13.5% compared to an increase of $316,000 or 17.3% for the same period in 1999. The increase in 2000 was the result of an increase in interest rates which was due to increases in interest rates by the Federal Reserve Bank in the latter part of 1999 and during the quarter ended March 31, 2000. The increase in 1999 can be attributable primarily to an increase in interest bearing liabilities.

        The foregoing resulted in net interest income of $2,311,000 for the three months ended March 31, 2000 an increase of $83,000 or 3.7% compared to the same period in 1999.

        The provision for loan losses was $45,000 for the first three months of 2000 and 1999. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

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

        The Company's first mortgage single family residential, consumer and credit card loans which total approximately $63,736,000, $2,544,000 and $300,000, respectively at March 31, 2000, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

        The Company considers all nonaccrual loans evaluated under the provisions of SFAS Nos. 114 and 118 to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower's ability to pay.

        Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2000, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 2000 and December 31, 1999, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2000, the Company had no loans that have had the terms modified in a troubled debt restructuring.

        The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

        Impaired loans and related allowance for loan loss amounts at March 31, 2000 and December 31, 1999 were as follows:

                                                       March 31,       December 31,
                                                         2000             1999
                                                       ---------       ------------
                        (In Thousands)

              Recorded investment                      $   1,881           1,808

              Allowance for loan losses                      538             535

        The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

        The average recorded investment in impaired loans for the three months ended March 31, 2000 and 1999 was $1,905,000 and $2,969,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $43,000 and $67,000 for 2000 and 1999, respectively.

        The following schedule details selected information as to non-performing loans of the Company at March 31, 2000:

                                                    Past Due
                                                    90 Days          Non-Accrual
                                                    -------          -----------
                                                            (In Thousands)
              Real estate loans                   $      645                152
              Installment loans                           54                  2
              Commercial                                  84                 --
                                                  ----------         ----------
                                                  $      783                154
                                                  ==========         ==========

              Renegotiated loans                  $       --                 --
                                                  ==========         ==========

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        At March 31, 2000, loans which include the above, totaling $4,677,000 were included in the Company's internal classified loan list. Of these loans $1,326,000 are real estate and $3,351,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $6,443,000 ($2,041,000 related to real property and $4,402,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2000 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

        Non-interest income excluding securities transactions and a gain on sale of bank premises which totaled $166,000 in 1999, increased $7,000 or 3.2% during the three months ended March 31, 2000 compared to an increase of $17,000 or 8.3% for the same period in 1999. A newly constructed branch facility opened in 1996 which replaced the former branch which was sold in 1999 for a gain of $166,000.

        Securities gains during the three months ended March 31, 1999 amounted to $5,000, and related to transactions in the available-for-sale category. The gains during 1999 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions. There were no securities gains or losses during the three months ended March 31, 2000.

        Non-interest expense increased $31,000 or 3.1% during the first three months of 2000 compared to an increase of $26,000 or 2.7% during the same period in 1999. The increases in 2000 and 1999 were due primarily to increases in salaries and employee benefits ($9,000 or 1.4%) and other operating expenses ($25,000 or 11.6%).

        The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2000 and 1999:

         (In Thousands, except share amounts)                      2000            1999
                                                                   ----            ----
         Basic EPS Computation:
           Numerator - income available to common
              shareholders                                       $      984         1,107
                                                                 ----------     ---------
           Denominator - weighted average number of
              common shares outstanding                             527,997       533,320
                                                                 ----------     ---------

           Basic earnings per common share                       $     1.86          2.08
                                                                 ==========     =========

         Diluted EPS Computation:
           Numerator                                             $      984         1,107
                                                                 ----------     ---------

           Denominator:
              Weighted average number of common shares
                outstanding                                         527,997       533,320
              Dilutive effect of stock options                        2,883         1,382
                                                                 ----------     ---------
                                                                    530,880       534,702
                                                                 ----------     ---------

         Diluted earnings per common share                       $     1.85          2.07
                                                                 ==========     =========


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

        There have been no material changes in reported market risks during the three months ended March 31, 2000. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

                  None

Item 5.       OTHER INFORMATION

                  None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at March 31, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending March 31, 2000 (omitted in paper copy).

              (b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FIRST MCMINNVILLE CORPORATION
                                                       (Registrant)

DATE:        May 10, 2000                 /s/   Charles C. Jacobs
       -------------------------          --------------------------------------
                                          Charles C. Jacobs
                                          President and Chief Executive Officer

DATE:        May 10, 2000                 /s/   Kenny D. Neal
       -------------------------          --------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer