Form 10-Q
period 2000-06-30
FIRST MCMINNVILLE CORP
filed 2000-08-14
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE
--------

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


           Common stock outstanding 523,118 shares at August 10, 2000

                          FIRST MCMINNVILLE CORPORATION



PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank), are as follows:

      Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 2000 and 1999.

      Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2000 and 1999.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.        OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)

                                                                              June 30,       December 31,
                                                                                2000             1999
                                                                             ---------       ------------
                                                                                   (In Thousands)
                                      Assets

Loans                                                                        $ 135,158          135,375
   Less:  Allowance for loan losses                                             (1,642)          (1,502)
                                                                             ---------         --------
                Net loans                                                      133,516          133,873

Securities:
   Held to maturity, at cost (market value $33,554,000 and
     $34,361,000, respectively)                                                 34,391           35,569
   Available-for-sale, at market (amortized cost $88,568,000
     and $88,237,000, respectively)                                             82,489           82,402
   Interest bearing deposits in financial institutions                              79               40
                                                                             ---------         --------
                Total earning assets                                           250,475          251,884

Cash and due from banks                                                          4,602            4,625
Bank premises and equipment, net of accumulated depreciation                     1,862            1,904
Accrued interest receivable                                                      2,292            2,327
Deferred tax asset                                                               2,495            2,402
Other real estate                                                                   --               74
Other assets                                                                       448              491
                                                                             ---------         --------

                Total Assets                                                 $ 262,174          263,707
                                                                             =========         ========

                       Liabilities and Stockholders' Equity

Deposits                                                                     $ 204,944          195,924
Securities sold under repurchase agreements                                     12,692           15,869
Federal funds purchased                                                          6,100            8,000
Advances from Federal Home Loan Bank                                             2,000            7,200
Accrued interest and other liabilities                                           1,945            3,114
                                                                             ---------         --------
                Total liabilities                                              227,681          230,107
                                                                             ---------         --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 609,165 shares and 609,150 shares, respectively                      1,523            1,523
Additional paid-in capital                                                       1,755            1,754
Retained earnings                                                               38,417           36,742
Net unrealized losses on available-for-sale securities, net of income
     tax benefits of $2,307,000 and $2,215,000, respectively                    (3,772)          (3,620)
                                                                             ---------         --------
                                                                                37,923           36,399
Less cost of treasury stock of 86,047 shares and 77,220 shares,
   respectively                                                                 (3,430)          (2,799)
                                                                             ---------         --------
                Total stockholders' equity                                      34,493           33,600
                                                                             ---------         --------
                Total liabilities and stockholders' equity                   $ 262,174          263,707
                                                                             =========         ========


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                                       Three Months Ended     Six Months Ended
                                                                            June 30,               June 30,
                                                                       ------------------     -----------------
                                                                        2000        1999       2000       1999
                                                                       ------      -----      ------      -----
                                                                    (Dollars In Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                          $2,773      2,629      $5,536      5,223
   Interest and dividends on securities:
     Taxable securities                                                 1,627      1,443       3,248      2,851
     Tax exempt from Federal income taxes                                 347        353         704        719
   Interest on federal funds sold                                          --          9          --         10
   Interest on interest-bearing deposits in other banks and
     other interest                                                        --         --           1         --
                                                                       ------      -----      ------      -----
              Total interest income                                     4,747      4,434       9,489      8,803
                                                                       ------      -----      ------      -----

Interest expense:
   Interest on negotiable order of withdrawal accounts                    194        180         376        341
   Interest on money market demand and savings accounts                   274        237         552        522
   Interest on certificates of deposit                                  1,750      1,523       3,370      2,994
   Interest on securities sold under repurchase agreements
     and short term borrowings                                            127        155         270        287
   Interest on Federal funds purchased                                     94         24         237         64
   Interest on advances from Federal Home Loan Bank                        41         52         106        104
                                                                       ------      -----      ------      -----
              Total interest expense                                    2,480      2,171       4,911      4,312
                                                                       ------      -----      ------      -----
              Net interest income                                       2,267      2,263       4,578      4,491
Provision for loan losses                                                  45         45          90         90
                                                                       ------      -----      ------      -----
              Net interest income after provision for loan losses       2,222      2,218       4,488      4,401
                                                                       ------      -----      ------      -----

Other income:
   Service charges on deposit accounts                                    122        109         240        217
   Other fees and commissions                                              73        100         133        181
   Commissions and fees on fiduciary activities                             5          5          48         25
   Security gains related to available-for-sale securities                 --          3          --          8
   Gain on sale of bank premises                                           --         --          --        166
   Other income                                                             7          6          14         18
                                                                       ------      -----      ------      -----
                                                                          207        223         435        615
                                                                       ------      -----      ------      -----
Other expenses:
   Salaries and employee benefits                                         613        588       1,288      1,254
   Occupancy expenses, net                                                 48         50         100        101
   Furniture and equipment expense                                         19         19          36         38
   Data processing expense                                                 31         46          65         86
   FDIC insurance                                                          10          5          20         11
   Other operating expenses                                               222        245         463        461
                                                                       ------      -----      ------      -----
                                                                          943        953       1,972      1,951
                                                                       ------      -----      ------      -----

              Earnings before income taxes                              1,486      1,488       2,951      3,065
Income taxes                                                              455        456         936        926
                                                                       ------      -----      ------      -----

              Net earnings                                             $1,031      1,032      $2,015      2,139
                                                                       ======      =====      ======      =====

Basic earnings per common share                                        $ 1.96       1.93      $ 3.83       4.01
                                                                       ======      =====      ======      =====

Diluted earnings per common share                                      $ 1.95       1.93      $ 3.81       3.99
                                                                       ======      =====      ======      =====

Dividends per share                                                    $  .65        .60      $  .65        .60
                                                                       ======      =====      ======      =====



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                   June 30,
                                                              -------------------        -------------------
                                                               2000          1999         2000         1999
                                                              -------       ------       ------       ------
                                                                                 (In Thousands)
Net earnings                                                  $ 1,031        1,032        2,015        2,139
                                                              -------       ------       ------       ------

Other comprehensive earnings (loss), net of tax:
   Unrealized losses on available-for-sale
     securities arising during period, net of income
     tax benefit of $220,000, income tax benefit of
     $884,000, income tax benefit of $92,000 and
     income tax benefit of $1,260,000, respectively              (359)      (1,444)        (152)      (2,059)
   Less:  reclassification adjustment for gains included
     in net earnings, net of income taxes of $1,000
     and $3,000, respectively                                      --           (2)          --           (5)
                                                              -------       ------       ------       ------
              Other comprehensive earnings (loss)                (359)      (1,446)        (152)      (2,064)
                                                              -------       ------       ------       ------

              Comprehensive earnings (loss)                   $   672         (414)       1,863           75
                                                              =======       ======       ======       ======



See accompanying notes to consolidated financial statements (unaudited).

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                           2000          1999
                                                                          -------       -------
                                                                             (In Thousands)
Cash flows from operating activities:
   Interest received                                                      $ 9,495         8,589
   Fees and commissions received                                              435           441
   Interest paid                                                           (4,887)       (4,317)
   Cash paid to suppliers and employees                                    (1,822)       (1,756)
   Income taxes paid                                                         (986)       (1,009)
                                                                          -------       -------
                Net cash provided by operating activities                   2,235         1,948
                                                                          -------       -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                  2,114        17,798
   Proceeds from maturities of available-for-sale securities                  203        13,582
   Proceeds from sales of available-for-sale securities                        --         1,409
   Purchase of held-to-maturity securities                                   (936)       (8,640)
   Purchase of available-for-sale securities                                 (505)      (35,613)
   Loan repayments, net of advances to customers                              267            --
   Loans made to customers, net of repayments                                  --        (4,199)
   Purchase of premise and equipment                                          (37)          (13)
   Proceeds from sale of premises and equipment                                --           204
   Proceeds from sale of other real estate                                     74            --
                                                                          -------       -------
                Net cash provided by (used in) investing activities         1,180       (15,472)
                                                                          -------       -------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                         432         3,238
   Net increase in time deposits                                            8,588         8,549
   Increase (decrease) in securities sold under repurchase agreement       (3,177)        2,532
   Decrease in Federal funds purchased                                     (1,900)         (400)
   Decrease in advances from Federal Home Loan Bank                        (5,200)           --
   Dividends paid                                                          (1,512)       (1,441)
   Payments to acquire treasury stock                                        (631)          (15)
   Proceeds from sales of common stock                                          1            66
                                                                          -------       -------
                Net cash (used in) provided by financing activities        (3,399)       12,529
                                                                          -------       -------

Net increase (decrease) in cash and cash equivalents                           16          (995)

Cash and cash equivalents at beginning of period                            4,665         5,241
                                                                          -------       -------

Cash and cash equivalents at end of period                                $ 4,681         4,246
                                                                          =======       =======


See accompanying notes to consolidated financial statements (unaudited).

                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                          2000          1999
                                                                         -------       ------
                                                                           (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                        $ 2,015        2,139
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                         57           90
         Provision for loan losses                                            90           90
         Security gains related to available-for-sale                         --           (8)
         Gain on sale of premises and equipment                               --         (166)
         FHLB dividend reinvestment                                          (29)         (25)
         Decrease in other assets, net                                        65           --
         Increase in other liabilities                                       (22)          10
         Decrease (increase) in interest receivable                           35         (177)
         Increase (decrease) in interest payable                              24           (5)
                                                                         -------       ------
                Total adjustments                                            220         (191)
                                                                         -------       ------

                Net cash provided by operating activities                $ 2,235        1,948
                                                                         =======       ======





Supplemental schedule of non-cash activities:

     Unrealized loss in value of securities available-for-sale, net of income tax benefit of $92,000 in 2000 and income tax
       benefit of $1,260,000 in 1999                                     $  (152)      (2,064)
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of operations for the three months and six months ended June 30, 2000 and 1999, comprehensive earnings for the three months and six months ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            2000          1999
                                                           -------       ------
                                                               (In Thousands)
      Balance, January 1, 2000 and 1999, respectively      $ 1,502        1,495
      Add (deduct):
         Losses charged to allowance                           (29)          (5)
         Recoveries credited to allowance                       79           23
         Provision for loan losses                              90           90
                                                           -------       ------
      Balance, June 30, 2000 and 1999, respectively        $ 1,642        1,603
                                                           =======       ======

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

           The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.9 million mature or reprice within the next twelve months.

           A secondary source of liquidity is the Bank's loan portfolio. At June 30, 2000 commercial, consumer and other loans of approximately $26.0 million and mortgage loans of approximately $9.2 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

           As for liabilities, certificates of deposit of $100,000 or greater of approximately $38.3 million will become due during the next twelve months. The Bank's deposit base increased approximately $9.0 million during the six months ended June 30, 2000. Securities sold under repurchase agreements decreased approximately $3.2 million during the six months ended June 30, 2000. The deposit base increased approximately $3.1 million during the second quarter of 2000. Securities sold under repurchase agreements decreased approximately $1.7 during the second three months of 2000. Federal funds purchased were $6.1 million and $8.0 million at June 30, 2000 and December 31, 1999, respectively. Advances from the Federal Home Loan Bank decreased to $2,000,000 at June 30, 2000 from $7,200,000 at December 31, 1999. These advances are scheduled to mature during the next twelve months.

           Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

           The subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At June 30, 2000, the Bank can declare during the remainder of 2000 cash dividends in an aggregate amount not to exceed approximately $9.3 million, exclusive of any 2000 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES

           A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 13.2% at June 30, 2000 and 12.7% at December 31, 1999. Total assets decreased approximately $1.5 million during the six months ended June 30, 2000. The annualized rate of return on stockholders' equity for the first six months of 2000 was 12.0% compared to 12.4% for the comparable period in 1999. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $341,000 and $321,000 or $.65 and $.60 per share were declared in the six months ended June 30, 2000 and 1999, respectively. Cash dividends will be increased in the remainder of 2000 over 1999 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1999 were $2.80 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

           The Federal Reserve Bank has increased interest rates during the past twelve months resulting in higher interest rates on new issue debt securities. The Company's securities portfolio consists primarily of debt securities with an average yield less than the current market rate. These factors contributed to an unrealized loss on securities available-for-sale of $152,000 (net of income tax benefit of $92,000) during the six months ended June 30, 2000. The total unrealized loss on securities available for sale at June 30, 2000 is $3,772,000 (net of income tax benefit of $2,307,000).

           Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.5%, a total capital to risk-based ratio of 28.6% and a leverage ratio of 14.6%, and thus falls within the "well capitalized" category under the regulations.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

              On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 41,000 shares of stock to its directors, officers and employees at an exercise price of $58.15 per share. At June 30, 2000, 4,365 shares had been issued through exercise and 15,905 options remained exercisable. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

YEAR 2000 ISSUES

             The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000) and recognize that the Year 2000 is a leap year. The Company has not identified any significant problems related to the change to Year 2000. Management is not aware of any of the Company's customers that have experienced significant problems related to the Year 2000 issue.

RESULTS OF OPERATIONS

             Net earnings were $2,015,000 for the six months ended June 30, 2000 as compared to $2,139,000 for the same period in 1999. Net earnings were $1,031,000 for the quarter ended June 30, 2000 as compared to $1,032,000 during the same quarter in 1999.

             As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

             The Company's interest income, excluding tax equivalent adjustments, increased by $686,000 or 7.8% and $515,000 or 6.2% during the six months ended June 30, 2000 and 1999, respectively. Interest income for the quarter ended June 30, 2000 increased $313,000 or 7.1% over the quarter ended June 30, 1999, and $5,000 from the first quarter of 2000. The increases were primarily attributable to higher interest rates together with an increase in average earning assets. The ratio of average earning assets to total average assets was 98.4% for the six months ended June 30, 2000 and 96.6% for the same period in 1999.

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Interest expense increased by $599,000 for the six months ended June 30, 2000 or 13.9% compared to the same period in 1999. Interest expense for the quarter ended June 30, 2000 increased $309,000 or 14.2% as compared to the quarter ended June 30, 1999. Interest expense for the quarter ended June 30, 2000 increased $49,000 or 2.0% compared to the first quarter of 2000. The increase in interest expense can be attributable to higher interest rates together with an increase in average interest bearing liabilities.

              The foregoing resulted in net interest income of $4,578,000 for the six months ended June 30, 2000, an increase of $87,000 or 1.9% compared to the prior year period. Net interest income for the quarter ended June 30, 2000 increased $4,000 or .2% over the second quarter of 1999 while there was a decrease of $44,000 or 1.9% over the first quarter in 2000.

              The provision for loan losses was $90,000 for the first six months of 2000 and 1999. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and monitor problems on a timely basis.

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

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $64,774,000, $2,550,000 and $315,000, respectively at June 30, 2000, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2000, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the six months ended June 30, 2000 and year ended December 31, 1999, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2000, the Company had no loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Impaired loans and related allowance for loan loss amounts at June 30, 2000 and December 31, 1999 were as follows:

                                              June 30, 2000       December 31, 1999
                                              -------------       -----------------
                                                Recorded              Recorded
                 (In Thousands)                Investment            Investment
                                              -------------       -----------------
              Recorded investment               $    2,533          $      1,808

              Allowance for loan losses         $      519          $        535


              The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the six months ended June 30, 2000 and 1999 was $2,764,000 and $2,744,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $129,000 and $123,000 for 2000 and 1999, respectively.

              The following schedule details selected information as to non-performing loans of the Company at June 30, 2000:

                                                          June 30, 2000
                                                    -----------------------
                                                     Past Due
                                                     90 Days    Non-Accrual
                                                    ----------  -----------
                                                        (In Thousands)

     Real estate loans                              $       90           --
     Installment loans                                       2           --
     Commercial                                              2           --
                                                    ----------    ---------
                                                    $       94           --
                                                    ==========    =========

     Renegotiated loans                             $       --           --
                                                    ==========    =========

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              At June 30, 2000, loans which include the above, totaling $4,357,000, were included in the Company's internal classified loan list. Of these loans $1,309,000 are real estate and $3,048,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $6,481,000, ($2,087,000 related to real property and $4,394,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2000 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income excluding securities transactions and a gain on the sale of branch totaling $166,000 in 1999, was $435,000 for the six months ended June 30, 2000 as compared to $441,000 in 1999. Non-interest income decreased $16,000 or 7.2% for the quarter ended June 30, 2000 as compared to the comparable quarter in 1999. Included in non-interest income in 1999 is a gain on the sale of a former branch facility totaling $166,000. A newly constructed branch facility opened in 1996 which replaced the former branch. The property, which was sold in 1999, had been leased to another company during the period from the date of the closing to the date of the sale. Service charges on deposit accounts increased $23,000 or 10.6% during the six months ended June 30, 2000 as compared to the same period in 1999. This decrease was due primarily to increased fees from insufficient funds and returned check charges. Other fees and commissions decreased $48,000 or 26.5% to $133,000 for the period ended June 30, 2000 from $181,000 for the same period in 1999 consisting primarily of decreases in appraisal fees ($18,000), document preparation fees ($18,000) and title fees ($12,000). Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

              There were no securities gains during the six months ended June 30, 2000 compared to securities gains of $8,000 during the same period in 1999 and related to transactions in the available-for-sale category. The gains and losses during 1999 were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

              Non-interest expense increased $21,000 or 1.1% during the first six months of 2000 as compared to the same period in 1999. There was a decrease of $10,000 or 1.0% for the three months ended June 30, 2000 as compared to the same period in 1999 and a $86,000 decrease or 8.4% from $1,029,000 for the quarter ended March 31, 2000. The increase in 2000 was primarily in salaries and employee benefits.

              Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2000 and 1999:

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                    ----------------------------       ----------------------------
      (In Thousands, except share amounts)               2000           1999                2000            1999
                                                         ----           ----                ----            ----
      Basic EPS Computation:
        Numerator - income available to common
           shareholders                             $      1,031           1,032              2,015           2,139
                                                    ------------    ------------       ------------    ------------
        Denominator - weighted average number
           of common shares outstanding                  524,738         533,583            526,368         533,453
                                                    ------------    ------------       ------------    ------------

        Basic earnings per common share             $       1.96            1.93               3.83            4.01
                                                    ============    ============       ============    ============

      Diluted EPS Computation:
        Numerator                                   $      1,031           1,032              2,015           2,139
                                                    ------------    ------------       ------------    ------------

        Denominator:
           Weighted average number of common
             shares outstanding                          524,738         533,583            526,368         533,453
           Dilutive effect of stock options                3,051           2,368              3,051           2,368
                                                    ------------    ------------       ------------    ------------
                                                         527,789         535,951            529,419         535,821
                                                    ------------    ------------       ------------    ------------

        Diluted earnings per common share           $       1.95            1.93               3.81            3.99
                                                    ============    ============       ============    ============


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

              There have been no material changes in reported market risks during the six months ended June 30, 2000. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                  Date of Sale       Number of Shares of Common Stock Sold        Price Per Share
                  ------------       -------------------------------------        ---------------
                  May 15, 2000                          15                            $ 58.15


         The aggregate proceeds of the shares sold were $872.

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

(a)      The annual meeting of stockholders was held April 11, 2000.

(b)      Election of the following members of the board of directors:

           Paul O. Barnes, Henry N. Boyd, Dean I. Gillespie and C. Levoy Knowles

(c)      (1) Each of the above directors were elected by the following tabulation:

                                               Number
                                             of Shares                                                Broker
                                               Voting         For        Against       Withheld     Non-Votes
                                               ------         ---        -------       --------     ---------
                Paul O. Barnes                 318,666      317,764        600           302            0
                Henry N. Boyd                  318,666      317,620        744           302            0
                Dean I. Gillespie              318,666      318,364         --           302            0
                C. Levoy Knowles               318,666      318,364         --           302            0

(c)      (1)  Continued

         The following directors terms of office were continued after the meeting:

              Robert W. Jones, J.G. Brock, A.J. Dyer, G.B. Greene, R.W. Gonder, Charles C. Jacobs, Douglas Milner, John J. Savage, Jr.,
              Carl M. Stanley

         (2) The ratification of the selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2000 was as follows:

                     Number of                                                    Broker
                   Shares Voting          For        Against      Withheld      Non-Votes
                   -------------          ---        -------      --------      ---------
                      318,666           318,438         0            228            0

(d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending June 30, 2000 (omitted in paper copy).

(b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST MCMINNVILLE CORPORATION

                                        (Registrant)

DATE:     August 10, 2000               /s/   Charles C. Jacobs
       ----------------------           -------------------------------------
                                        Charles C. Jacobs
                                        President and Chief Executive Officer

DATE:     August 10, 2000               /s/   Kenny D. Neal
       ----------------------           -------------------------------------
                                        Kenny D. Neal
                                        Chief Financial and Accounting Officer