Form 10-Q
period 2000-09-30
FIRST MCMINNVILLE CORP
filed 2000-11-13
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

  [ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                         Commission File Number 2-90200
                                                -------

                          FIRST MCMINNVILLE CORPORATION
           ----------------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)

           Tennessee                                       62-1198119
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

                               YES [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 10, 2000 - 522,696.
                                                ---------------------------

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                  The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the "Bank") are as follows:

                  Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.

                  Consolidated Statements of Earnings - For the three months and nine months ended September 30, 2000 and 1999.

                  Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 2000 and 1999.

                  Consolidated Statements of Cash Flows - For the nine months ended September 30, 2000 and 1999.

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                   (UNAUDITED)


                                                                       September 30    December 31,
                                                                           2000           1999
                                                                           ----           ----
                                                                              (In Thousands)
                                Assets
Loans                                                                    $ 136,604        135,375
   Less: Allowance for loan losses                                          (1,695)        (1,502)
                                                                         ---------       --------
              Net loans                                                    134,909        133,873

Securities:
   Held to maturity, at cost (market value $33,682,000 and
     $34,361,000, respectively)                                             34,224         35,569
   Available-for-sale, at market (amortized cost $88,754,000
     and $88,237,000, respectively)                                         83,814         82,402
Interest-bearing deposits in other banks                                        45             40
                                                                         ---------       --------
              Total earning assets                                         252,992        251,884

Cash and due from banks                                                      4,347          4,625
Bank premises and equipment, net of accumulated depreciation                 2,134          1,904
Accrued interest receivable                                                  2,412          2,327
Deferred tax asset                                                           2,062          2,402
Other real estate                                                               30             74
Other assets                                                                   430            491
                                                                         ---------       --------

              Total assets                                               $ 264,407        263,707
                                                                         =========       ========

                  Liabilities and Stockholders' Equity
Deposits                                                                 $ 206,325        195,924
Securities sold under repurchase agreements                                 15,314         15,869
Federal funds purchased                                                      2,200          8,000
Advances from Federal Home Loan Bank                                         2,000          7,200
Accrued interest and other liabilities                                       2,420          3,114
                                                                         ---------       --------
              Total liabilities                                            228,259        230,107
                                                                         ---------       --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 609,165 shares and 609,150 shares, respectively                  1,523          1,523
   Additional paid-in capital                                                1,755          1,754
   Retained earnings                                                        39,398         36,742
   Net unrealized losses on available-for-sale securities, net of
     income tax benefits of $1,875,000 and $2,215,000, respectively         (3,065)        (3,620)
                                                                         ---------       --------
                                                                            39,611         36,399
Less cost of treasury stock of 86,499 shares and 77,220 shares,
   respectively                                                             (3,463)        (2,799)
                                                                         ---------       --------
              Total stockholders' equity                                    36,148         33,600
                                                                         ---------       --------
              Total liabilities and stockholders' equity                 $ 264,407        263,707
                                                                         =========       ========




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                   -------------------    -------------------
                                                                     2000        1999       2000        1999
                                                                 (Dollars In Thousands, Except Per Share Amount)
Interest income:
   Interest and fees on loans                                       $2,828      2,688       8,364       7,911
   Interest and dividends on securities:
     Taxable securities                                              1,626      1,570       4,874       4,421
     Tax exempt from Federal income taxes                              345        372       1,049       1,091
   Interest on federal funds sold                                     --         --          --            10
   Interest on interest-bearing deposits in other banks and
     other interest                                                      1          1           2           1
                                                                    ------      -----      ------      ------
           Total interest income                                     4,800      4,631      14,289      13,434
                                                                    ------      -----      ------      ------
Interest expense:
   Interest on negotiable order of withdrawal accounts                 194        186         570         527
   Interest on money market demand and savings accounts                261        275         813         797
   Interest on certificates of deposit                               1,921      1,532       5,291       4,526
   Interest on securities sold under repurchase agreements
     and short term borrowings                                         149        156         419         443
   Interest on Federal funds purchased                                  77         58         314         122
   Interest on advances from Federal Home Loan Bank                     31         75         137         179
                                                                    ------      -----      ------      ------
           Total interest expense                                    2,633      2,282       7,544       6,594
                                                                    ------      -----      ------      ------
           Net interest income                                       2,167      2,349       6,745       6,840
Provision for loan losses                                               45         45         135         135
                                                                    ------      -----      ------      ------
           Net interest Income after provision for loan losses       2,122      2,304       6,610       6,705
                                                                    ------      -----      ------      ------
Other income:
   Service charges on deposit accounts                                 129        116         369         333
   Other fees and commissions                                          117         99         250         280
   Commissions and fees on fiduciary activities                         16          8          64          33
   Security gains related to available-for-sale securities            --         --          --             8
   Gain on sale of bank premises                                      --         --          --           166
   Other income                                                          7          7          21          25
                                                                    ------      -----      ------      ------
           Total other income                                          269        230         704         845
                                                                    ------      -----      ------      ------
Other expenses:
   Salaries and employee benefits                                      681        669       1,969       1,923
   Occupancy expenses, net                                              56         53         156         154
   Furniture and equipment expense                                      17         25          53          63
   Data processing expense                                              30         65          95         151
   FDIC insurance                                                       11          6          31          17
   Other operating expenses                                            203        203         666         664
                                                                    ------      -----      ------      ------
           Total other expenses                                        998      1,021       2,970       2,972
                                                                    ------      -----      ------      ------
           Earnings before income taxes                              1,393      1,513       4,344       4,578
Income taxes                                                           411        470       1,347       1,396
                                                                    ------      -----      ------      ------
           Net earnings                                             $  982      1,043       2,997       3,182
                                                                    ======      =====      ======      ======
Basic earnings per common share                                     $ 1.88       1.96        5.71        5.97
                                                                    ======      =====      ======      ======
Diluted earnings per common share                                   $ 1.86       1.95        5.67        5.94
                                                                    ======      =====      ======      ======
Dividends per share                                                 $ --         --           .65         .60
                                                                    ======      =====      ======      ======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)


                                                          Three Months Ended     Nine Months Ended
                                                             September 30,          September 30,
                                                         -------------------      -----------------
                                                                        (In Thousands)
                                                          2000         1999        2000        1999
                                                          ----         ----        ----        ----

Net earnings                                              $  982       1,043       2,997       3,182
                                                          ------      ------       -----      ------

Other comprehensive earnings, net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of income
     taxes of $432,000, income tax benefit of
     $564,000, income taxes of $340,000 and
     income tax benefit of $1,823,000, respectively          707        (921)        555      (2,980)
   Less:  reclassification adjustment for gains
     included in net earnings, net of tax of $3,000         --          --          --            (5)
                                                          ------      ------       -----      ------
              Other comprehensive earnings (loss)            707        (921)        555      (2,985)
                                                          ------      ------       -----      ------

              Comprehensive earnings                      $1,689         122       3,552         197
                                                          ======      ======       =====      ======




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                           2000           1999
                                                                           ----           ----
                                                                              (In Thousands)

Cash flows from operating activities:
   Interest received                                                      $ 14,157        12,955
   Fees and commissions received                                               704           671
   Interest paid                                                            (7,095)       (6,429)
   Cash paid to suppliers and employees                                     (2,669)       (2,571)
   Income taxes paid                                                        (1,452)       (1,466)
                                                                          --------       -------
                Net cash provided by operating activities                    3,645         3,160
                                                                          --------       -------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                   2,437        24,845
   Proceeds from maturities of available-for-sale securities                   212        17,790
   Proceeds from sales of available-for-sale securities                       --           3,898
   Purchase of available-for-sale securities                                  (682)      (48,018)
   Purchase of held-to-maturity securities                                  (1,092)      (15,232)
   Loans made to customers, net of repayments                               (1,201)       (5,497)
   Purchase of premise and equipment                                          (337)          (25)
   Proceeds from sale of premises and equipment                               --             204
   Proceeds from sale of other real estate                                      74          --
                                                                          --------       -------
                Net cash used in investing activities                         (589)      (22,035)
                                                                          --------       -------

Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings
     and NOW deposit accounts                                               (5,048)        5,529
   Net increase in time deposits                                            15,449         9,086
   Increase (decrease) in securities sold under repurchase agreement          (555)        1,438
   Increase (decrease) in Federal funds purchased                           (5,800)        1,100
   Dividends paid                                                           (1,512)       (1,441)
   Payments to acquire treasury stock                                         (664)         (248)
   Advances from Federal Home Loan Bank                                       --           3,200
   Proceeds from sales of common stock                                           1           137
   Repayment of advances from Federal Home Loan Bank                        (5,200)         --
                                                                          --------       -------
                Net cash provided by financing activities                   (3,329)       18,801
                                                                          --------       -------

Net decrease in cash and cash equivalents                                     (273)          (74)

Cash and cash equivalents at beginning of period                             4,665         5,241
                                                                          --------       -------

Cash and cash equivalents at end of period                                $  4,392         5,167
                                                                          ========       =======




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                         2000          1999
                                                                         ----          ----
                                                                           (In Thousands)
Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                      $ 2,997         3,182
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                       85           134
         Provision for loan losses                                         135           135
         Security gains related to available-for-sale                     --              (8)
         Gain on sale of premises and equipment                           --            (166)
         FHLB dividend reinvestment                                        (47)          (38)
         Decrease in refundable income taxes                                58            43
         Increase in interest receivable                                   (85)         (429)
         Decrease in taxes payable                                        (163)         (113)
         Increase in interest payable                                      449           165
         Decrease (increase) in other assets                                25            (4)
         Increase in other liabilities                                     191           259
                                                                       -------       -------
                Total adjustments                                          648           (22)
                                                                       -------       -------

                Net cash provided by operating activities              $ 3,645         3,160
                                                                       =======       =======

Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities available-for-
       sale, net of income taxes of $340,000 and income
       tax benefit of $1,827,000, respectively                         $   555       $(2,985)
                                                                       =======       =======

     Transfer of loans to other real estate                            $    30       $  --
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, the results of operations for the nine months and three months ended September 30, 2000 and 1999, comprehensive earnings for the nine months and three months ended September 30, 2000 and 1999 and changes in cash flows for the nine months ended September 30, 2000 and 1999. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:


                                                               Nine Months Ended
                                                                 September 30,
                                                             ---------------------
                                                               2000          1999
                                                               ----          ----
                                                                  (In Thousands)

     Balance, January 1, 2000 and 1999, respectively         $   1,502      1,495
     Add (deduct):
        Losses charged to allowance                                (42)       (17)
        Recoveries credited to allowance                           100         27
        Provision for loan losses                                  135        135
                                                             ---------   --------
     Balance, September 30, 2000 and 1999, respectively      $   1,695      1,640
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

         A secondary source of liquidity is the Bank's loan portfolio. At September 30, 2000 commercial loans of approximately $28.7 million and other loans (mortgage and consumer) of approximately $8.6 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $43.1 million will become due during the next twelve months. The Bank's deposit base increased approximately $10.4 million during the nine months ended September 30, 2000. Securities sold under repurchase agreements decreased approximately $.56 million during the nine months ended September 30, 2000. The increase in securities sold under agreements to resale was approximately $2.6 million during the quarter ended September 30, 2000. The deposit base increased approximately $14.6 million during the nine months ended September 30, 1999. The Company did not have Federal funds sold at September 30, 2000, or at December 31, 1999. Federal funds purchased were $2.2 million and $8 million at September 30, 2000 and December 31, 1999, respectively, and $6.1 million at June 30, 2000. Advances from the Federal Home Loan Bank were $2 million at September 30, 2000 and June 30, 2000 and $7.2 million at December 31, 1999. These advances are scheduled to mature over periods ranging from one to two years.

         Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts except as discussed in the preceding paragraph.

         The Subsidiary Bank is limited by banking regulatory agencies as to the amount of dividends that it can pay. At September 30, 2000, the Bank can declare during the remainder of 2000 cash dividends in an aggregate amount not to exceed approximately $9.3 million, exclusive of any 2000 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 13.7% at September 30, 2000 and 12.7% at December 31, 1999. The increase in the ratio resulted primarily from a decrease in the net unrealized loss on securities available for sale of approximately $555,000 and net earnings of $2,997,000 during the nine months ended September 30, 2000. Total assets increased .3% during the nine months ended September 30, 2000. The annualized rate of return on stockholders' equity for the first nine months of 2000 was 11.5% compared to 12.1% for the comparable period in 1999. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $341,000 and $321,000 or $.65 and $.60 per share were declared in the nine months ended September 30, 2000 and 1999, respectively. Cash dividends will be increased in the remainder of 2000 over 1999 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 1999 were $2.80 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.

         The Federal Reserve Bank increased interest rates during 1999 and 2000 resulting in higher interest rates on new issue debt securities. The Company's securities portfolio consists primarily of debt securities with an average yield less than the current market rate. These factors have contributed to an unrealized loss on securities available-for-sale of $3,065,000 (net of income tax benefit of $1,875,000) at September 30, 2000.

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred
- or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.6%, a total capital to risk-based ratio of 28.8% and a Tier 1 leverage ratio of 14.9%, and was thus in the "well capitalized" category under the regulations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

         The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company's consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2000.

         On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30 per share. At September 30, 2000, 4,365 shares had been exercised and 22,330 shares were exercisable. The shares granted to Directors totaling 21,000 are fully vested. Shares granted to officers and employees are exercisable over a period of 10 years or the number of years until the optionee reaches age 65, whichever is less.

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

RESULTS OF OPERATIONS

         Net earnings were $2,997,000 for the nine months ended September
30, 2000 as compared to $3,182,000 for the same period in 1999. Net earnings were $982,000 for the quarter ended September 30, 2000 as compared to $1,043,000 during the same quarter in 1999.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

         The Company's interest income, excluding tax equivalent adjustments, increased by $855,000 or 6.4% during the nine months ended September 30, 2000 as compared to the comparable period in 1999. Interest income for the quarter ended September 30, 2000 increased $169,000 or 3.6% when compared to the quarter ended September 30, 1999 and $53,000 or 1.1% as compared to the second quarter of 2000. The increases were primarily attributable to an increase in interest rates during the fourth quarter of 1999 and during 2000 and average earning assets. The ratio of average earning assets to total average assets was 98.4% for the nine months ended September 30, 2000 as compared to 96.1% for the same period in 1999.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Interest expense increased by $950,000 for the nine months ended September 30, 2000 or 14.4% as compared to the same period in 1999. Interest expense for the quarter ended September 30, 2000 increased $351,000 or 15.4% as compared to the quarter ended September 30, 1999. Interest expense for the quarter ended September 30, 2000 increased $153,000 or 6.2% over the quarter ended June 30, 2000. The increases in interest expense can be attributable primarily to an increase in interest rates together with an increase in average interest bearing liabilities.

         The foregoing resulted in net interest income of $6,745,000 for the nine months ended September 30, 2000, a decrease of $95,000 or 1.4% compared to the prior year period. Net interest income for the quarter ended September 30, 2000 decreased $182,000 or 7.7% as compared to the third quarter of 1999 and $100,000 or 4.4% over the quarter ended June 30, 2000.

         The provision for loan losses was $135,000 for the first nine months of 2000 and 1999, respectively. The provision was $45,000 for each of the quarters ended September 30, 2000 and 1999, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

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

                          FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The Company's first mortgage single family residential, consumer and credit card loans which total approximately $64,492,000, $2,627,000 and $326,000, respectively at September 30, 2000, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2000, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the nine months then ended. At September 30, 1999, the Company had one loan with a balance of approximately $98,000 and which was placed on nonaccrual status during the latter part of the third quarter 1999. All interest income during these periods was recognized on the accrual basis.

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

         Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2000, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at September 30, 2000 and December 31, 1999 were as follows:


                                               September 30,    December 31,
                                                   2000            1999
                                               -------------   -------------
                                                 Recorded        Recorded
                (In Thousands)                  Investment      Investment
                                                ----------      ----------
         Recorded investment                    $   2,782       $    1,808
         Allowance for loan losses              $     519       $      535


         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The estimation of collateral "fair value" is not an exact science and involves subjective judgments which are not guaranteed.

         The average recorded investment in impaired loans for the nine months ended September 30, 2000 and 1999 was $2,822,000 and $2,619,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $195,000 and $173,000 for 2000 and 1999, respectively.

         The following schedule details selected information as to non-performing loans of the Company at September 30, 2000:


                                           September 30, 2000
                                      -----------------------------
                                        Past Due
                                        90 Days        Non-Accrual
                                        -------        -----------

     Real estate loans                $      153            --
     Installment loans                         3            --
     Commercial                             --              --
                                      ----------        ---------
                                      $      156            --
                                      ==========       ==========

     Renegotiated loans               $    --               --
                                      ==========       ==========


         At September 30, 2000, loans which include the above, totaling $4,575,000 were included in the Company's internal classified loan list. Of these loans $1,326,000 are real estate and $3,249,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $6,509,000 ($2,115,000 related to real property and $4,394,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2000 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income excluding securities transactions and a gain on the sale of bank premises in 1999 of $166,000 increased $33,000 or 4.9% during the nine months ended September 30, 2000 as compared to the same period in 1999. There was an increase during the quarter ended September 30, 2000 of $39,000 or 17% as compared to the comparable quarter in 1999. The increases consisted primarily of increases in service charges on deposit accounts and fees on fiduciary activities. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

         There were no securities gains during 2000. Securities gains during the nine months ended September 30, 1999 amounted to $8,000 The gains during 1999 related to transactions in the available-for-sale category. These gains were incurred primarily in conjunction with management's strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

         Non-interest expense was $2,970,000 and $2,972,000 for the nine months ended September 30, 2000 and 1999, respectively. Non-interest expense was $998,000 and $1,021,000 for each quarter ended September 30, 2000 and 1999, respectively. These variances were due to normal cost of living and performance increases in employee salaries and benefits which were offset by decreases in data processing expense resulting from certain equipment and software becoming fully depreciated during 2000.

         Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2000 and 1999:


                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                   ---------------------      --------------------
     (In Thousands, except share amounts)            2000          1999        2000         1999
                                                     ----          ----        ----         ----
     Basic EPS Computation:
       Numerator - income available to common
          shareholders                             $    982        1,043        2,997        3,182
                                                   --------      -------      -------      -------
       Denominator - weighted average number
          of common shares outstanding              523,020      532,300      525,244      533,064
                                                   --------      -------      -------      -------

       Basic earnings per common share             $   1.88         1.96         5.71         5.97
                                                   ========      =======      =======      =======

     Diluted EPS Computation:
       Numerator                                   $    982        1,043        2,997        3,182
                                                   --------      -------      -------      -------
       Denominator:
          Weighted average number of common
            shares outstanding                      523,020      532,300      525,244      533,064
          Dilutive effect of stock options            3,747        2,375        3,747        2,375
                                                   --------      -------      -------      -------
                                                    526,767      534,675      528,991      535,439
                                                   --------      -------      -------      -------

       Diluted earnings per common share           $   1.86         1.95         5.67         5.94
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

                              FORM 10-Q, CONTINUED


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

         There have been no material changes in reported market risks during the nine months ended September 30, 2000. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

            None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not Applicable

         (b) Not Applicable

         (c) None

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

         (d) Not Applicable

Item 5.  OTHER INFORMATION

            Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the consolidated financial statements of the Company at September 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-Q for the period ending September 30, 2000.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST MCMINNVILLE CORPORATION
                                        ----------------------------------------
                                                     (Registrant)




DATE:   November 10, 2000                /s/  Charles C. Jacobs
       ---------------------            ----------------------------------------
                                        Charles C. Jacobs
                                        President and Chief Executive Officer



DATE:   November 10, 2000               /s/  Kenny D. Neal
       ---------------------            ----------------------------------------
                                        Kenny D. Neal
                                        Chief Financial and Accounting Officer