Form 10-K
period 2000-12-31
FIRST MCMINNVILLE CORP
filed 2001-03-23
CIK 743397

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K
                              --------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For The Fiscal Year Ended December 31, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established public trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common equity held by non-affiliates as of March 1, 2001, is approximately $35,301,412. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by "affiliates," a status that each of such Directors and executive officers individually disclaims. This is based on an estimated 468,437 shares held by non-affiliates at March 1, 2001. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2001, 522,458 shares of the Registrant's common voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Specified portions (1) of the Annual Report to Security Holders for fiscal year ended December 31, 2000, as set forth in the
Exhibit Index and (2) of the definitive proxy materials filed with the Commission under Regulation 14A.

================================================================================

                          FIRST MCMINNVILLE CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I.......................................................................................................................1

Item 1.      Business........................................................................................................1
Item 2.      Description of Property........................................................................................42
Item 3.      Legal Proceedings..............................................................................................42
Item 4.      Submission of Matters to a Vote of Security Holders............................................................42

PART II.....................................................................................................................42

Item 5.      Market for Common Equity and Related Stockholder Matters.......................................................42
Item 6.      Selected Financial Data........................................................................................46
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation...........................47
Item 7a.     Quantitative and Qualitative Disclosures about Market Risk.....................................................47
Item 8.      Financial Statements and Supplementary Data....................................................................47
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................47

PART III....................................................................................................................48

Item 10.     Directors And, Executive Officers of the Registrant............................................................48
Item 11.     Executive Compensation.........................................................................................48
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................................48
Item 13.     Certain Relationships and Related Transactions.................................................................48

PART IV.....................................................................................................................48

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................48

SIGNATURES..................................................................................................................51

EXHIBIT INDEX...............................................................................................................52

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

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

THE COMPANY

First McMinnville Corporation (the "Company") is a bank holding company that, at March 1, 2001, owned all of the stock of the First National Bank of McMinnville (the "Bank" or "First National Bank"). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").

The Company's principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2000, the Company had total assets of approximately $269,160,000 and total Shareholders' equity of $37,707,000. The Company reported net earnings of approximately $3,896,000 for fiscal 2000. At December 31, 2000, the Bank's total loans (net of allowance for possible loan losses of $1,711,000) were $134,335,000 and its total deposits were $210,852,000. As of that date, the Bank's Tier 1 capital ratio was 26.66%, its total risk-based capital ratio was 27.84%, and its leverage ratio was 14.73%. Please refer to the company's Consolidated Financial Statements contained in its 2000 Annual Report to Stockholders for additional information.

The principal executive offices of the Company and the First National Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

(a)   Business Development.

During 2000 the Company and the Bank have continued to focus on developing the financial services of the Bank in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County). The Company and the Bank provide a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, business executives, professionals and other individuals. The Company, through First National Bank, operates throughout Warren County, Tennessee, with a total of five offices located in McMinnville, Morrison, and Viola. Additional information concerning the general development of the Company's business since the beginning of the last fiscal year for which this Annual Report on Form 10-K (this "Report") is filed is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("Management's Discussion"), and in Item 8, "Financial Statements and Supplementary Data" (the "Consolidated Financial Statements"), in this Report as well as in "Business of the Company" below in this Item. CERTAIN OF THE STATEMENTS IN THIS REPORT AND IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE "FORWARD LOOKING," AND THE COMPANY'S ACTUAL COSTS, EXPERIENCE, AND RESULTS MAY DIFFER DUE TO, AMONG OTHER THINGS, ACTUAL EXPERIENCE, GOVERNMENTAL REGULATIONS, OVERALL ECONOMIC CONDITIONS, AND OTHER FACTORS THAT, AS TO OCCURRENCE OR IMPACT, CANNOT BE RELIABLY PREDICTED. SEE "FORWARD-LOOKING STATEMENTS" BELOW.

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

The Company's primary source of income in 2000 was the earnings of First National Bank, which earnings are principally derived from interest income from loans and returns from its investment portfolio. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Company may in the future engage in various business activities permitted to bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Tennessee, primarily in the Warren County trade area, through the Bank's operations.

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

                                                          DECEMBER 31
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE)
                                2000          1999          1998          1997          1996
                              --------      --------      --------      --------      --------
TOTAL ASSETS                  $269,160      $263,707      $243,027      $212,765      $195,732

TOTAL EARNING ASSETS           258,600       251,844       233,130       203,272       186,849

DEPOSITS                       210,852       195,924       185,305       172,891       159,746

STOCKHOLDERS' EQUITY            37,707        33,600        34,886        32,557        30,025

GROSS REVENUES                  20,121        19,239        18,078        16,309        15,329

NET EARNINGS                     3,896         4,216         3,870         3,581         3,444

BASIC EARNINGS PER SHARE      $   7.43      $   7.91      $   7.24      $   6.68      $   6.34

DILUTED EARNINGS PER          $   7.37      $   7.88      $   7.23      $   6.67      $   6.34
SHARE

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

There also have been a number of recent legislative and regulatory proposals designed to overhaul or otherwise "strengthen" the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for other changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Company or the financial services industries in which the Company and the Bank compete. The enactment of the "Gramm-Leach-Bliley Act of 1999" in late 1999, which became effective in 2000, was an important development. See "Financial Services Modernization Act," below. Issues and proposed legislation concerning privacy have gotten increased attention in recent years.

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

FORWARD-LOOKING STATEMENTS

In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe, expect, anticipate, intend, estimate" and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide readers of this Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes, new developments, or of unanticipated events, circumstances, or results.

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

Major new legislation was enacted by Congress in November of 1999, which became effective in 2000. See "Financial Services Modernization Act," below.

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

The Company is also a bank holding company within the meaning of T.C.A.
ss. 45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances.

The Company's common stock is registered under Section 12 of the Exchange Act. As a result, the Company is required to file quarterly, annual and other types of reports with the Securities and Exchange Commission under the Exchange Act. The Company is subject to the information, proxy solicitation, and other requirements and restrictions of the Exchange Act.

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

      Financial Services Modernization Act

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The provisions of the Act became effective in March 2000. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, under the so-called "wild-card" or "parity" statute (T.C.A. ss. 45-2-601), Tennessee chartered commercial banks are generally permitted by the State of Tennessee to engage in any activity permissible for national banks, competitor state banks will also be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank such as First National Bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

The Company and First National Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the Company and the Bank may find that they are compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Company and First National Bank encounter from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than either the Company or the Bank. The impact of this or any other development under the Financial Services Modernization Act cannot be predicted.

      Dividends and Other Transfers of Funds

Dividends from First National Bank constitute the principal source of income to the Company. The Company is a legal entity separate and distinct from First National Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by First National Bank is limited by both regulatory and prudent business considerations. The Company intends to retain most of these funds for internal capital purposes. In addition, the OCC and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

      Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve perceived problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, First National Bank and the Company exceeded the required ratios for classification as "well capitalized."

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

      Capital Adequacy

Under the Federal Reserve Board's risk-based capital guidelines applicable to the Company, the minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital ratio is 8%. To be considered a "well capitalized" bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital and a limited amount of loan loss reserves ("Tier 2 capital"). The First National Bank is subject to similar capital requirements adopted by the OCC.

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

On December 31, 2000 the Company's subsidiary bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 26.7%, a total risk-based capital ratio of 27.8%, and a leverage ratio of 14.7%.

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

The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular institution poses to its deposit insurance fund. The risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Bank began paying, in addition to their normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF.

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

A bank's compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance." As of its most recent CRA examination, conducted in 1998, the Bank was rated at least "satisfactory."

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

Except in certain circumstances, the Bank Holding Company Act has historically prohibited a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically authorize such acquisitions by out-of-state bank holding companies. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which is discussed above, removed most restrictions to the expansion of interstate banking. Riegle-Neal has had far-reaching effects on the historical rules applicable to interstate banking and interstate branching. See "-Interstate Banking and Branching".

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

Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. The Company and its subsidiary financial institution, the First National Bank, exceed all applicable capital adequacy minimums. Please refer to the Consolidated Financial Statements (Item 8 of this Report) and to the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation," which appears under Item 7 of this Report, for additional information.

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

DEPOSIT INSURANCE

The First National Bank is subject to charges for deposit insurance coverage by the FDIC. The Bank's deposits are insured under the Bank Insurance Fund, which is administered by the FDIC. The rates charged to the Bank for deposit insurance vary from year to year and are not expected to increase for at least the first part of the year 2001.

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

Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and the Bank. Those qualitative judgments could also affect the Company's and the Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 2000, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

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

USURY PROVISIONS

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 21, 2001, the maximum "formula rate" of interest was 12.5%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

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

RECENT DEVELOPMENTS AND FUTURE LEGISLATION

The following discussion contains a summary of recent legislative developments that can be expected to affect the Company's operations.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Company and First National Bank. The best known new development was the enactment of the Gramm-Leach-Bliley Act of 1999, which is expected to have an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It has also become possible to have "S corporation" tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

Currently there are various proposals concerning the Accounting for mergers and acquisitions and the Accounting for goodwill. The outcome of these proposals could impact the holding company's evaluation of future acquisitions or mergers.

Other legislative and regulatory proposals that affect commercial banks and their competitors, and regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect either the Company or the Bank.

The foregoing list is not intended to be exhaustive. Congress and the States pass laws from time to time which have an impact on the operations and prospects of banks and bank holding companies, as well as other financial institutions. The Company cannot predict what other types of legislation Congress or Tennessee may enact or the effect, if any, such legislation will have on the business, results of operations or financial condition of the Company or First National Bank.

COMPETITION

The commercial banking business is highly competitive and the Company and First National Bank compete actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Bank competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. For example, one of the Company's competitors is a subsidiary of a regional bank holding company system that may have greater financial and other resources than the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial insti-tutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company and the First National Bank.

The principal geographic area of the Company's and the First National Bank's operations encompasses McMinnville, other areas of Warren County, and surrounding areas of Tennessee. In this area, there are various commercial banks and other financial institutions operating approximately seventeen offices and branches (exclusive of free-standing ATM's) and holding an aggregate (reportedly) of more than $520 million in deposits as of approximately June 30, 2000 (based on data published by the Federal Deposition Insurance Corporation). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., Firstar Bank, N.A., and AmSouth Bank, as well as with a variety of local and regional banks and thrifts.

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

EMPLOYEES

At January 1, 2000, the Registrant and its banking subsidiary (the Bank) employed sixty-two persons on a full-time, and eleven persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First National Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers its employee relations to be satisfactory.

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

COMPUTERS AND THE YEAR 2000 - THE "Y2K" ISSUE

The Company recognized the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). To address the Year 2000 issue, the Company adopted a broad-based approach designed to encompass the Company's total environment. To its best knowledge, neither the Company nor the Bank experienced any material "Year 2000" issues.

DEPENDENCE UPON A SINGLE CUSTOMER

The Bank's principal customers are generally located in the Middle Tennessee area with a concentration in Warren County, Tennessee. Neither the Company nor the First National Bank is dependent upon a single customer or a very few customers. However, approximately eight percent (8%) of the Bank's total loans were to customers in the nursery industry.

LINE OF BUSINESS

The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 2000.

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

                                December 31, 2000



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

         Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $43,000, $29,000 and $37,000 for 2000, 1999 and
         1998, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000



                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                       2000/1999 CHANGE
                                 ------------------------------    -----------------------------    -----------------------------
                                   Average    Interest  Income/    Average    Interest   Income/    Due to      Due to
                                   Balance      Rate    Expense    Balance      Rate     Expense    Volume       Rate      Total
                                 ----------   --------  -------    --------   --------   -------    -------     -------    ------
Loans, net of unearned interest  $  134,941     8.53%    11,511     130,190     8.37%     10,892        398        221        619

Investment securities - taxable      89,776     7.29      6,541      86,401     6.99       6,037        236        268        504
                                 ----------   ------    -------    --------   ------     -------                           ------

Investment securities -
   tax exempt                        28,005     4.97      1,393      29,779     4.88       1,452        (87)        28        (59)

Taxable equivalent adjustment            --     2.57        718          --     2.51         748        (44)        14        (30)
                                 ----------   ------   --------    --------   ------      ------                           ------
       Total tax-exempt
        investment securities        28,005     7.54      2,111      29,779     7.39       2,200       (131)        42        (89)
                                 ----------   ------   --------    --------   ------      ------                           ------

       Total investment
        securities                  117,781     7.35      8,652     116,180     7.09       8,237        114        301        415
                                 ----------   ------   --------    --------   ------      ------                           ------

Federal funds sold                       52     5.77          3         188     6.38          12         (9)        --         (9)

Interest-bearing deposits in
   banks                                 58     3.45          2          --       --          --          2         --          2
                                 ----------   ------   --------    --------   ------      ------                           ------

       Total earning assets         252,832     7.98     20,168     246,558     7.76      19,141        487        540      1,027
                                 ----------   ------   --------    --------   ------      ------                           ------

Cash and due from banks               4,630                           5,019

Allowance for possible loan
   losses                            (1,622)                         (1,583)

Bank premises and equipment           1,972                           1,962

Other assets                          5,292                           3,947
                                 ----------                        --------

       Total assets              $  263,104                         255,903
                                 ==========                        ========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000





                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                             -----------------------------------------------------------------------------------
                                                        2000                        1999                  2000/1999 CHANGE
                                             --------------------------- --------------------------- ---------------------------
                                              Average Interest  Income/  Average  Interest  Income/   Due to    Due to
                                              Balance   Rate    Expense  Balance    Rate    Expense   Volume     Rate    Total
                                             -------- --------  -------- -------- --------  -------- --------  -------- --------
Deposits:
  Negotiable order of
    withdrawal accounts                      $ 27,696     2.79%      774   25,699     2.75%      707      32       35         67
  Money market demand
    accounts                                    7,321     3.07       225    8,169     2.89       236     (25)      14        (11)
  Other savings accounts                       27,175     3.51       955   27,487     3.51       966     (11)      --        (11)
  Certificates of deposit,
    $100,000 and over                          42,994     5.94     2,555   39,458     5.24     2,068     185      302        487
  Certificates of deposit
    under $100,000                             67,672     5.91     3,998   62,855     5.21     3,275     251      472        723
  Individual retirement accounts               12,009     5.85       702   11,572     5.40       625      24       53         77
                                             -------- --------  -------- -------- --------  --------                    --------
      Total interest-bearing
        deposits                              184,867     4.98     9,209  175,240     4.49     7,877     433      899      1,332

  Demand                                       18,678       --        --   19,002       --        --                          --
                                             -------- --------  -------- -------- --------  --------                    --------
      Total deposits                          203,545     4.52     9,209  194,242     4.06     7,877     377      955      1,332
                                             -------- --------  -------- -------- --------  --------                    --------

Federal funds purchased,
  securities sold under
  repurchase agreements
  and short-term debt                          19,489     4.67       911   18,457     4.35       802       45        64      109

Advances from Federal Home
  Loan Bank                                     2,602     6.00       156    5,175     5.41       280     (139)       15     (124)
                                             -------- --------  -------- -------- --------  --------                    --------

      Total deposits and
        borrowed funds                        225,636     4.55    10,276  217,874     4.11     8,959      319       998    1,317
                                             -------- --------  -------- -------- --------  --------                    --------

Other liabilities                               2,461                       2,359

Stockholders' equity                           35,007                      35,670
                                             --------                    --------

      Total liabilities and
        stockholders' equity                 $263,104                     255,903
                                             ========                    ========

Net interest income                                                9,892                      10,182                        (290)
                                                                ========                    ========                    ========

Net yield on earning assets                               3.91%                       4.13%
                                                      ========                    ========
Net interest spread                                       3.43%                       3.65%
                                                      ========                    ========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000





                                                                     IN THOUSANDS, EXCEPT INTEREST RATES
                                             -----------------------------------------------------------------------------------
                                                         1999                       1998                  1999/1998 CHANGE
                                             --------------------------- --------------------------- ---------------------------
                                             Average  Interest  Income/  Average  Interest  Income/  Due to     Due to
                                             Balance    Rate    Expense  Balance    Rate    Expense  Volume      Rate    Total
                                             -------- --------  -------- -------- --------  -------- --------  -------- --------
Loans, net of unearned interest              $130,190     8.37%   10,892  115,394     8.74%   10,087    1,293    (488)       805

Investment securities - taxable                86,401     6.99     6,037   83,366     6.92     5,773      210      54        264
                                             -------- --------  -------- -------- --------  --------                    --------

Investment securities -
   tax exempt                                  29,779     4.88     1,452   26,378     5.19     1,369      177     (94)        83

Taxable equivalent adjustment                      --     2.51       748       --     2.67       705       91     (48)        43
                                             -------- --------  -------- -------- --------  --------                    --------
       Total tax-exempt
        investment securities                  29,779     7.39     2,200   26,378     7.86     2,074      267    (141)       126
                                             -------- --------  -------- -------- --------  --------                    --------

       Total investment
        securities                            116,180     7.09     8,237  109,744     7.15     7,847      460     (70)       390
                                             -------- --------  -------- -------- --------  --------                    --------

Federal funds sold                                188     6.38        12    3,330     5.17       172      162      (2)      (160)

Interest-bearing deposits in
   banks                                           --       --        --       82     6.10         5       (5)     --         (5)
                                             -------- --------  -------- -------- --------  --------                    --------

       Total earning assets                   246,558     7.76    19,141  228,550     7.92    18,111    1,426    (396)     1,030
                                             -------- --------  -------- -------- --------  --------                    --------

Cash and due from banks                         5,019                       4,642

Allowance for possible loan
   losses                                      (1,583)                     (1,417)

Bank premises and equipment                     1,962                       2,150

Other assets                                    3,947                       3,005
                                             --------                     -------
       Total assets                          $255,903                     236,930
                                             ========                     =======

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000


                                                                   IN THOUSANDS, EXCEPT INTEREST RATES
                                             -----------------------------------------------------------------------------------
                                                        1999                        1998                   1999/1998 CHANGE
                                             --------------------------- --------------------------- ---------------------------
                                             Average  Interest  Income/  Average  Interest  Income/   Due to    Due to
                                             Balance    Rate    Expense  Balance    Rate    Expense   Volume     Rate     Total
                                             -------- --------  -------- -------- --------  -------- --------  -------- --------
Deposits:
  Negotiable order of
    withdrawal accounts                      $ 25,699     2.75%      707   20,705     2.57%      533      128        46      174
  Money market demand
    accounts                                    8,169     2.89       236    8,988     2.95       265      (24)       (5)     (29)
  Other savings accounts                       27,487     3.51       966   24,688     3.53       872       99        (5)      94
  Certificates of deposit
    $100,000 and over                          39,458     5.24     2,068   43,163     5.58     2,408     (207)     (133)    (340)
  Certificates of deposit
    under $100,000                             62,855     5.21     3,275   58,329     5.53     3,223      250      (198)      52
  Individual retirement accounts               11,572     5.40       625   11,025     5.67       625       31       (31)      --
                                             -------- --------  -------- -------- --------  --------                    --------
      Total interest-bearing
        deposits                              175,240     4.49     7,877  166,898     4.75     7,926      396      (445)     (49)
  Demand                                       19,002       --        --   20,580       --        --                          --
                                             -------- --------  -------- -------- --------  --------                    --------
      Total deposits                          194,242     4.06     7,877  187,478     4.23     7,926      286      (335)     (49)
                                             -------- --------  -------- -------- --------  --------                    --------
Federal funds purchased,
  securities under repurchase
  agreements and short-term
  debt                                         18,457     4.35       802    9,542     3.99       381      356        65      421
Advances from Federal Home
  Loan Bank                                     5,175     5.41       280    2,811     5.23       147      124         9      133
                                             -------- --------  -------- -------- --------  --------                    --------
      Total deposits and
        borrowed funds                        217,874     4.11     8,959  199,831     4.23     8,454      763      (258)     505
                                             -------- --------  -------- -------- --------  --------                    --------
Other liabilities                               2,359                       2,631

Stockholders' equity                           35,670                      34,468
                                             --------                    --------
      Total liabilities and
        stockholders' equity                 $255,903                     236,930
                                             ========                    ========
Net interest income                                               10,182                       9,657                         525
                                                                ========                    ========                    ========
Net yield on earning assets                               4.13%                       4.23%
                                                      ========                    ========
Net interest spread                                       3.65%                       3.69%
                                                      ========                    ========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000



II.      Investment Portfolio:

         A. Investment securities at December 31, 2000 consist of the following:

                                                                        SECURITIES HELD-TO-MATURITY
                                                       -------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross          Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                          Cost             Gains           Losses            Value
                                                       ---------        ----------       ----------        ---------

                 U.S. Treasury and other
                    U.S. government agencies
                    and corporations                   $   8,469               26              202            8,293
                 Obligations of state and
                    political subdivisions                27,049              398              125           27,322
                 Corporate and other securities            1,992               --               --            1,992
                 Mortgage-backed securities                1,900               --               32            1,868
                                                       ---------        ---------        ---------         --------

                                                       $  39,410              424              359           39,475
                                                       =========        =========        =========         ========


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                       -------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross          Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                          Cost             Gains           Losses            Value
                                                       ---------        ----------       ----------        ---------

                 U.S. Treasury and other
                    U.S. government agencies
                    and corporations                   $  82,119               38            1,884           80,273
                 Obligations of state and
                    political subdivisions                   868               21               --              889
                 Corporate and other securities            2,082               --               67            2,015
                 Mortgage-backed securities                1,679               --               64            1,615
                                                       ---------        ---------        ---------         --------

                                                       $  86,748               59            2,015           84,792
                                                       =========        =========        =========         ========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000



II.      Investment Portfolio, Continued:

         A.     Continued

                  Investment securities at December 31, 1999 consist of the following:

                                                                        SECURITIES HELD-TO-MATURITY
                                                       -------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross          Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                          Cost             Gains           Losses            Value
                                                       ---------        ----------       ----------        ---------
                 U.S. Treasury and other
                    government agencies and
                    corporations                       $   4,776               --              339            4,437
                 Obligations of state and
                    political subdivisions                28,549              180              997           27,732
                 Mortgage-backed securities                2,244               --               52            2,192
                                                       ---------        ---------        ---------         --------

                                                       $  35,569              180            1,388           34,361
                                                       =========        =========        =========         ========


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                       -------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross          Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                          Cost             Gains           Losses            Value
                                                       ---------        ----------       ----------        ---------
                 U.S. Treasury and other
                    U.S. government agencies
                    and corporations                   $  83,525               --            5,587           77,938
                 Obligations of state and
                    political subdivisions                 1,139               11                2            1,148
                 Corporate and other securities            1,864               --              160            1,704
                 Mortgage-backed securities                1,709               --               97            1,612
                                                       ---------        ---------        ---------        ---------

                                                       $  88,237               11            5,846           82,402
                                                       =========        =========        =========        =========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000


II.      Investment Portfolio, Continued:

         A.     Continued

                  Investment securities at December 31, 1998 consist of the following:

                                                                        SECURITIES HELD-TO-MATURITY
                                                       -------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross          Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                          Cost             Gains           Losses            Value
                                                       ---------        ----------       ----------        ---------
                 U.S. Treasury and other
                    government agencies and
                    corporations                       $  16,451              218                8           16,661
                 Obligations of state and
                    political subdivisions                26,761              995               26           27,730
                 Corporate and other securities              763               24               --              787
                 Mortgage-backed securities                2,242                2               29            2,215
                                                       ---------        ---------        ---------        ---------

                                                       $  46,217            1,239               63           47,393
                                                       =========        =========        =========        =========


                                                                       SECURITIES AVAILABLE-FOR-SALE
                                                       -------------------------------------------------------------
                                                                              (In Thousands)
                                                                           Gross            Gross          Estimated
                                                       Amortized        Unrealized       Unrealized          Market
                                                          Cost             Gains           Losses            Value
                                                       ---------        ----------       ----------        ---------
                 U.S. Treasury and other
                    U.S. government agencies
                    and corporations                   $  57,056              626              197           57,485
                 Obligations of state and
                    political subdivisions                 1,528               69               --            1,597
                 Corporate and other securities              812               --               --              812
                 Mortgage-backed securities                1,922               --               73            1,849
                                                       ---------        ---------        ---------        ---------

                                                       $  61,318              695              270           61,743
                                                       =========        =========        =========        =========

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000



II.      Investment Portfolio, Continued:

         B. The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2000.

                                                                                     Estimated         Weighted
                                                                   Amortized           Market           Average
                Held-To-Maturity Securities                           Cost             Value             Yields
                ---------------------------                        ----------        ----------        ----------
                                                                              (In Thousands, Except Yields)
                 Obligations of U.S. Treasury and other
                    U.S. Government agencies and
                    corporations, including mortgage-
                    backed securities:
                      Less than one year                           $       --                --                --%
                      One to five years                                   649               642              5.50
                      Five to ten years                                 6,065             6,066              6.91
                      More than ten years                               3,655             3,453              7.21
                                                                   ----------        ----------        ----------
                          Total securities of U.S. Treasury
                            and other U.S. Government
                            agencies and corporations                  10,369            10,161              6.93%
                                                                   ----------        ----------        ----------

                 Obligations of states and political
                    subdivisions*:
                      Less than one year                                1,630             1,633              7.72
                      One to five years                                 5,191             5,276              8.07
                      Five to ten years                                 9,165             9,384              8.90
                      More than ten years                              11,063            11,029              9.01
                                                                   ----------        ----------        ----------
                          Total obligations of states and
                            political subdivisions                     27,049            27,322              8.73

                 Corporate and other securities                         1,992             1,992                --
                                                                   ----------        ----------        ----------

                          Total held-to-maturity securities        $   39,410            39,475              8.23%
                                                                   ==========        ==========        ==========



* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                         FIRST MCMINNVILLE CORPORATION

                                   Form 10-K

                               December 31, 2000



II.      Investment Portfolio, Continued:

         B.     Continued

                                                                                     Estimated         Weighted
                                                                   Amortized           Market           Average
                Available-For-Sale Securities                         Cost             Value             Yields
                -----------------------------                      ----------        ----------        ----------
                                                                              (In Thousands, Except Yields)
                 Obligations of U.S. Treasury and other
                    U.S. Government agencies and
                    corporations, including mortgage-
                    backed securities:
                      Less than one year                           $       --                --                --%
                      One to five years                                 2,005             1,988              6.31
                      Five to ten years                                38,534            38,170              6.59
                      More than ten years                              43,259            41,663              7.06
                                                                   ----------        ----------        ----------
                          Total securities of U.S. Treasury
                            and other U.S. Government
                            agencies and corporations                  83,798            81,821              6.83%
                                                                   ----------        ----------        ----------

                 Obligations of states and political
                    subdivisions*:
                      Less than one year                                   --                --                --
                      One to five years                                   868               889              7.73
                      Five to ten years                                    --                --                --
                      More than ten years                                  --                --                --
                                                                   ----------        ----------        ----------
                          Total obligations of states and
                            political subdivisions                        868               889              7.73
                                                                   ----------        ----------        ----------

                 Other:
                    Corporate and other                                 1,000             1,000              6.63
                    Federal Home Loan Bank stock                          991               991                --
                    Federal Reserve Bank stock                             91                91                --
                                                                   ----------        ----------        ----------

                          Total available-for-sale securities      $   86,748            84,792              6.81%
                                                                   ==========        ==========        ==========


* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

III.     Loan Portfolio:

         A.       Loan Types

                  The following schedule details the loans of the Company at December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                                  In Thousands
                                                -------------------------------------------------------------------------------
                                                    2000             1999             1998             1997             1996
                                                -----------      -----------      -----------      -----------      -----------

                  Commercial, financial and
                    agricultural                $    37,814           38,013           37,011           28,833           30,232

                  Real estate - construction          3,134            1,802            2,339            2,405            2,224

                  Real estate - mortgage             92,172           92,515           84,136           77,393           74,290

                  Consumer                            2,932            3,071            3,235            2,842            2,918
                                                -----------      -----------      -----------      -----------      -----------
                       Total loans                  136,052          135,401          126,721          111,473          109,664

                  Less unearned interest                 (6)             (26)             (56)              --               --
                                                -----------      -----------      -----------      -----------      -----------

                       Total loans, net of
                        unearned interest           136,046          135,375          126,665          111,473          109,664

                  Less allowance for
                    possible loan losses             (1,711)          (1,502)          (1,495)          (1,314)          (1,724)
                                                -----------      -----------      -----------      -----------      -----------

                       Net loans                $   134,335          133,873          125,170          110,159          107,940
                                                ===========      ===========      ===========      ===========      ===========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000



III.     Loan Portfolio, Continued:

         B.       Maturities and Sensitivities of Loans to Changes in Interest
                  Rates

                  The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2000.

                                                                                         In Thousands
                                                            ------------------------------------------------------------------
                                                                                1 Year to
                                                              Less Than         Less Than         After 5
                                                               1 Year *          5 Years           Years             Total
                                                            -------------     -------------    -------------     -------------
                  Maturity Distribution:

                     Commercial, financial
                       and agricultural                        $21,538            15,945             331             37,814

                     Real estate - construction                  3,134                --              --              3,134
                                                               -------            ------          ------             ------

                                                               $24,672            15,945             331             40,948
                                                               =======            ======          ======             ======

                  Interest-Rate Sensitivity:

                     Fixed interest rates                      $18,829            14,571             331             33,731

                     Floating or adjustable
                       interest rates                            5,843             1,374              --              7,217
                                                               -------            ------          ------             ------

                          Total commercial,
                            financial and
                            agricultural loans
                            and real estate -
                            construction loans                 $24,672            15,945             331             40,948
                                                               =======            ======          ======             ======

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000



III.     Loan Portfolio, Continued:

         C.       Risk Elements

                  The following schedule details selected information as to non-performing loans of the Company at December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                         In Thousands, Except Percentages
                                                     -----------------------------------------------------------------
                                                       2000             1999         1998         1997         1996
                                                     ---------        ---------    ---------    ---------    ---------

                  Non-accrual loans:
                   Commercial, financial and
                     agricultural                    $      --               --           --           --           --
                   Real estate - construction               --               --           --           --           --
                   Real estate - mortgage                   --               --           --           --           --
                   Consumer                                 --               --           --           --           --
                   Lease financing receivable               --               --           --           --           --
                                                     ---------        ---------    ---------    ---------    ---------
                       Total non-accrual             $      --               --           --           --           --
                                                     =========        =========    =========    =========    =========

                  Loans 90 days past due:
                   Commercial, financial and
                     agricultural                    $       2               --           --          101            1
                   Real estate - construction               --               --           --           --           --
                   Real estate - mortgage                  490              148          224          152           --
                   Consumer                                  4               34           49            2           --
                   Lease financing receivable               --               --           --           --           --
                                                     ---------        ---------    ---------    ---------    ---------
                       Total loans 90 days past
                        due                          $     496              182          273          255            1
                                                     =========        =========    =========    =========    =========

                  Renegotiated loans:
                   Commercial, financial and
                     agricultural                    $      --               --           --           --           --
                   Real estate - construction               --               --           --           --           --
                   Real estate - mortgage                   --               --           --           --           --
                   Consumer                                 --               --           --           --           --
                   Lease financing receivable               --               --           --           --           --
                                                     ---------        ---------    ---------    ---------    ---------
                       Total renegotiated
                        loans past due               $      --               --           --           --           --
                                                     =========        =========    =========    =========    =========

                  Loans current - considered
                   uncollectible                     $      --               --           --           --           --
                                                     =========        =========    =========    =========    =========

                       Total non-performing
                        loans                        $     496              182          273          255            1
                                                     =========        =========    =========    =========    =========

                       Total loans, net of
                        unearned interest            $ 136,046          135,375      126,665      111,473      109,664
                                                     =========        =========    =========    =========    =========

                       Percent of total loans
                        outstanding, net of
                        unearned interest                 0.36%            0.13%        0.22%        0.23%          --
                                                     =========        =========    =========    =========    =========

                  Other real estate                  $      70               74           11           11           69
                                                     =========        =========    =========    =========    =========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

III.     Loan Portfolio, Continued:

         C.     Risk Elements, Continued

                The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2000, 1999, 1998, 1997 and 1996.

                At December 31, 2000, loans totaling $3,930,000 were included in the Company's internal classified loan list. Of these loans, $1,538,000 are real estate, $2,284,000 are commercial and $108,000 are consumer. The collateral valuations received by management securing these loans total approximately $5,534,000, ($2,351,000 related to real estate, $3,183,000 related to commercial and the consumer loans are unsecured). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                At December 31, 2000 and 1999, there were loans to customers in the nursery industry totaling approximately $10,426,000 and $11,399,000, respectively, which represents an industry concentration of approximately 7.66% and 8.42%, respectively, of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                At December 31, 2000 and 1999, other real estate totaled $70,000 and $74,000, respectively. The balance at December 31, 2000 consists of one residential property that was foreclosed during 2000. The balance at December 31, 1999 consisted of two residential properties with carrying values of approximately $38,000 and $36,000 that had loans foreclosed during 1999. Management is attempting to sell the property included in other real estate at December 31, 2000 and no material loss is anticipated thereon.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

III.     Loan Portfolio, Continued:

         D.     Other Interest-Bearing Assets

                There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2000 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

IV.      Summary of Loan Loss Experience:

         The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2000, 1999, 1998, 1997 and 1996 and the years then ended.

                                                            In Thousands, Except Percentages
                                            -----------------------------------------------------------------
                                              2000             1999         1998         1997         1996
                                            ---------        ---------    ---------    ---------    ---------
         Allowance for loan losses
          at beginning of period            $   1,502            1,495        1,314        1,724        1,562
                                            ---------        ---------    ---------    ---------    ---------
         Charge-offs:
          Commercial, financial and
            agricultural                          (15)            (174)          --         (600)          --
          Real estate construction                 --               --           --           --           --
          Real estate - mortgage                  (48)              --           --           --          (55)
          Consumer                                (23)             (35)         (37)         (60)         (43)
          Lease financing                          --               --           --           --           --
                                            ---------        ---------    ---------    ---------    ---------
                                                  (86)            (209)         (37)        (660)         (98)
                                            ---------        ---------    ---------    ---------    ---------
          Recoveries:
            Commercial, financial and
             agricultural                          91                1            2           --           15
            Real estate construction               --               --           --           --           --
            Real estate - mortgage                  4               --           --           --           25
            Consumer                               20               35           36           --           70
            Lease financing                        --               --           --           30           --
                                            ---------        ---------    ---------    ---------    ---------
                                                  115               36           38           30          110
                                            ---------        ---------    ---------    ---------    ---------
               Net loan recoveries
                (charge-offs)                      29             (173)           1         (630)          12
                                            ---------        ---------    ---------    ---------    ---------
         Provision for loan losses
          charged to expense                      180              180          180          220          150
                                            ---------        ---------    ---------    ---------    ---------
         Allowance for loan losses at
          end of period                     $   1,711            1,502        1,495        1,314        1,724
                                            =========        =========    =========    =========    =========
         Total loans, net of unearned
          interest, at end of year          $ 136,046          135,375      126,665      111,473      109,664
                                            =========        =========    =========    =========    =========
         Average total loans out-
          standing, net of unearned
          interest, during year             $ 134,941          130,190      115,394      111,177      103,919
                                            =========        =========    =========    =========    =========
         Net charge-offs (recoveries)
          as a percentage of average
          total loans outstanding,
          net of unearned interest,
          during year                           (0.02)%           0.13%          --         0.57%       (0.01)%
                                            =========        =========    =========    =========    =========
         Ending allowance for possible
          loan losses as a percentage
          of total loans outstanding net
          of unearned interest, at
          end of year                            1.26%            1.11%        1.18         1.18         1.57
                                            =========        =========    =========    =========    =========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

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

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                            December 31, 2000                         December 31, 1999
                                                      ------------------------------           ------------------------------
                                                                        Percent of                               Percent of
                                                                         Loans In                                 Loans In
                                                          In          Each Category                In           Each Category
                                                       Thousands      To Total Loans            Thousands      To Total Loans
                                                      -----------     --------------           -----------     --------------
                Commercial, financial and
                 agricultural                          $   1,280               28%              $   1,057               28%
                Real estate construction                       8                2                       5                1
                Real estate mortgage                         381               68                     389               69
                Consumer                                      42                2                      51                2
                                                       ---------        ---------               ---------        ---------
                                                       $   1,711              100%              $   1,502              100%
                                                       =========        =========               =========        =========



                                                            December 31, 1998                         December 31, 1997
                                                      ------------------------------           ------------------------------
                                                                        Percent of                               Percent of
                                                                         Loans In                                 Loans In
                                                          In          Each Category                In           Each Category
                                                       Thousands      To Total Loans            Thousands      To Total Loans
                                                      ----------      --------------           ----------      --------------
                Commercial, financial and
                 agricultural                          $   1,120               29%              $   1,033                26%
                Real estate construction                       6                2                      --                 2
                Real estate mortgage                         313               66                     223                69
                Consumer                                      56                3                      58                 3
                                                       ---------        ---------               ---------         ---------
                                                       $   1,495              100%              $   1,314               100%
                                                       =========        =========               =========         =========


                                                            December 31, 1996
                                                      ------------------------------
                                                                        Percent of
                                                                         Loans In
                                                          In          Each Category
                                                       Thousands      To Total Loans
                                                      ----------      --------------
                Commercial, financial and
                 agricultural                          $   1,410               28%
                Real estate construction                       1                2
                Real estate mortgage                         250               68
                Consumer                                      63                2
                                                       ---------        ---------
                                                       $   1,724              100%
                                                       =========        =========

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

V.       Deposits:

         The average amounts and average interest rates for deposits for 2000, 1999 and 1998 are detailed in the following schedule:

                                               2000                           1999                           1998
                                    --------------------------    ---------------------------    ----------------------------
                                       Average                       Average                        Average
                                       Balance                       Balance                        Balance
                                         In           Average          In            Average          In            Average
                                     Thousands         Rate         Thousands         Rate         Thousands         Rate
                                    ------------    ----------    ------------     ----------    ------------    ------------
          Non-interest bearing
             deposits                $   18,678           --%          19,002            --%          20,580%          --%
          Negotiable order of
             withdrawal accounts         27,696         2.79%          25,699          2.75%          20,705         2.57%
          Money market demand
             accounts                     7,321         3.07%           8,169          2.89%           8,988         2.95%
          Other savings                  27,175         3.51%          27,487          3.51%          24,688         3.53%
          Certificates of deposit
             $100,000 and over           42,994         5.94%          39,458          5.24%          43,163         5.58%
          Certificates of deposit
             under $100,000              67,672         5.91%          62,855          5.21%          58,329         5.53%
          Individual retirement
             savings accounts            12,009         5.85%          11,572          5.40%          11,025         5.67%
                                     ----------      --------      ----------       --------      ----------      --------

                                     $  203,545         4.52%         194,242          4.06%         187,478         4.23%
                                     ==========      ========      ==========       ========      ==========      ========

         The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2000.

                                                                                       In Thousands
                                                                    ----------------------------------------------------
                                                                     Certificates        Individual
                                                                          of             Retirement
                                                                       Deposit            Accounts            Total
                                                                    ---------------    ---------------     -------------
                Less than three months                                $    20,931                 337           21,268

                Three to six months                                         7,826                 539            8,365

                Six to twelve months                                       15,408               1,136           16,544

                More than twelve months                                     3,287               1,746            5,033
                                                                      -----------       -------------      -----------

                                                                      $    47,452               3,758           51,210
                                                                      ===========       =============      ===========

         In addition, approximately $761,130 of other time deposits of $100,000 and over are included in "other savings deposits," which are passbook accounts with a 90-day maturity.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

VI.      Return on Equity and Assets:

         The following schedule details selected key ratios of the Company at December 31, 2000, 1999 and 1998.

                                                                         2000             1999            1998
                                                                       --------         --------        --------
         Return on assets                                                1.48%            1.65%           1.63%
            (Net income divided by average total assets)

         Return on equity                                               11.13%           11.82%          11.23%
            (Net income divided by average equity)

         Dividend payout ratio                                          39.03%           35.40%          36.50%
            (Dividends declared per share divided by
              net income per share)

         Equity to asset ratio                                          13.31%           13.94%          14.55%
            (Average equity divided by average total
              assets)

         Leverage capital ratio                                         14.73%           14.17%          14.07%
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

                                December 31, 2000

VI.      Return on Equity and Assets, Continued:

         The following schedule details the Company's risk-based capital at December 31, 2000, excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders' equity in the consolidated financial statements:

                                                                    In Thousands,
                                                                       Except
                                                                     Percentages
                                                                    -------------
         Tier I capital:
            Stockholders' equity, excluding the net unrealized
              loss on available-for-sale securities                    $ 38,920

         Tier II capital:
            Allowable allowance for loan losses (limited to 1.25%
              of risk-weighted assets)                                    1,711
                                                                       --------

                  Total risk-based capital                             $ 40,631
                                                                       ========

         Risk-weighted assets                                          $145,970
                                                                       ========

         Risk-based capital ratios:
            Tier I capital ratio                                          26.66%
                                                                       ========

            Total risk-based capital ratio                                27.84%
                                                                       ========

         The Company is required to maintain a total risk-based capital to risk weighted asset rate of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2000, the Company and its subsidiary bank were in compliance with these requirements.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

VI.      Return on Equity and Assets, Continued:

         The following schedule details the Company's interest rate sensitivity at December 31, 2000:

                                                                    Repricing Within
                                      -------------------------------------------------------------------------------
         (In Thousands)                 Total      0-30 Days     31-90 Days   91-180 Days   181-365 Days  Over 1 Year
                                      ---------    ---------     ----------   -----------   ------------  -----------
         Earning assets:
          Loans, net of
           unearned interest          $136,046       16,081         7,166        10,668        14,048        88,083
          Securities                   124,202       13,938        21,048        13,153         3,028        73,035
          Interest bearing deposits         63           63            --            --            --            --
                                      --------      -------       -------       -------       -------       -------
                Total earning
                 assets                260,311       30,082        28,214        23,821        17,076       161,118
                                      --------      -------       -------       -------       -------       -------
         Interest-bearing
          liabilities:
           Negotiable order
            of withdrawal
            accounts                    27,597       27,597            --            --            --            --
           Money market demand
            accounts                     8,001        8,001            --            --            --            --
           Savings deposits             26,011       26,011            --            --            --            --
           Certificates of
            deposit, $100,000
            and over                    47,452        6,629        14,302         7,826        15,408         3,287
           Certificates of
            deposit, under $100,000     70,747        8,090        11,196        17,470        26,515         7,476
           Individual retirement
            accounts                    12,936        1,085         1,268         1,984         4,581         4,018
           Securities sold
            under repurchase
            agreements                  13,981       13,981            --            --            --            --
           Advances from FHLB            1,000           --            --            --            --         1,000
           Federal funds
            purchased                    2,000        2,000            --            --            --            --
                                      --------      -------       -------       -------       -------       -------
                Total interest
                 bearing
                 liabilities           209,725       93,394        26,766        27,280        46,504        15,781
                                      --------      -------       -------       -------       -------       -------

         Interest-sensitivity gap     $ 50,586      (63,312)        1,448        (3,459)      (29,428)      145,337
                                      ========      =======       =======       =======       =======       =======

         Cumulative gap                             (63,312)      (61,864)      (65,323)      (94,751)       50,586
                                                    =======       =======       =======       =======       =======
         Interest-sensitivity gap
          as % of total assets                       (23.52)          .54         (1.29)       (10.93)        53.99
                                                    =======       =======       =======       =======       =======
         Cumulative gap as %
          of total assets                            (23.52)       (22.98)       (24.27)       (35.20)        18.79
                                                    =======       =======       =======       =======       =======

         The Company presently maintains a liability sensitive position over the next twelve months. However, management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

VI.      Return on Equity and Assets, Continued:

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

         Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

                          FIRST MCMINNVILLE CORPORATION

                                    Form 10-K

                                December 31, 2000

VII.     Short-Term Borrowings

         Information related to securities sold under repurchase agreements which are due upon demand is as follows:

                                  Average                                                                Maximum
                                  Amounts          Weighted                            Year End         Borrowing
                                Outstanding         Average           Amount           Weighted        Outstanding
                                   During        Interest Rate     Outstanding         Average           At Any
            Year Ended            The Year       For The Year      At Year End      Interest Rate       Month End
        -----------------      -------------     ------------      -----------      -------------      -----------
        December 31, 2000       $  14,128            4.05             13,981             4.47             17,634
        December 31, 1999       $  15,044            3.95             15,869             4.25             18,238

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

ITEM 3.  LEGAL PROCEEDINGS.

There were no material legal proceedings pending at December 31, 2000, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or its subsidiary Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or the First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company's or the First National Bank's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2000.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)   MARKET INFORMATION

There is no established public trading market for the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the first quarter of 2001 (through February 28, 2001) and for each quarter of fiscal 2000 and 1999. During 2000 the Company redeemed 9,547 shares of its Common Stock with a view toward providing some liquidity in the stock. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Certain of the transactions involved, or may have involved, the Company or its principals.


              CALENDAR QUARTER                        COMMON STOCK
                    2001                           High          Low
                    ----                           ----          ---

               First Quarter                      $75.36       $74.90

                    2000
                    ----

               Fourth Quarter                     $71.59        70.32

            CALENDAR QUARTER                            COMMON STOCK

             Third Quarter                            72.92         72.85
             Second Quarter                           74.80         73.59
             First Quarter                            76.61         74.36

                 1999
                 ----

             Fourth Quarter                          $72.05        $70.62
             Third Quarter                            69.92         68.24
             Second Quarter                           68.34         67.00
             First Quarter                             66.2         64.89


The last trade known to management prior to March 1, 2001, involved a redemption by the Company of thirty-eight shares at an estimated $74.36 per share in December of 2000. Because there is no established public trading market for the Company's Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. At March 1, 2001, the Company had 522,458 shares outstanding. No shares are reserved for issuance except up to 57,500 shares reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the "Stock Option Plan") and the number of shares needed to fulfill Rights Agreement described elsewhere herein.

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

(B)   HOLDERS

The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at January 31, 2001 was approximately 547.

(C)   DIVIDENDS

The Company declared semi-annual cash dividends on its Common Stock in the aggregate amount of $2.90 per share in 2000, $2.80 per share in 1999, and $2.65 per share in 1998. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

(D)   SALES OF UNREGISTERED SECURITIES

The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-Q except as set forth in this paragraph. In 2000, the Company issued 105 shares to certain of the participants in the Stock Option Plan at a weighted average exercise price of $58.15 per share. Please refer to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan and to
Note 17 thereof with respect to earnings per share. The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data required by this part of this Annual Report on Form 10-K are incorporated into this Report by reference to pages 6-7 of the Company's 2000 Annual Report to Stockholders. Only the information set forth in the said 2000 Annual Report to Stockholders on pages 6-7 under the caption "SUMMARY OF SELECTED FINANCIAL DATA (Unaudited)" is incorporated in response to this Part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. No portion of the 2000 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference. The selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" that is set forth as a part of Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The "Management's Discussion and Analysis of Financial Condition and Results of Operation" called for by this part is expressly incorporated herein by reference to the section of the Company's 2000 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" which starts on page 14 of that document. Only those portions of the said 2000 Annual Report to Stockholders expressly specified as being incorporated by reference are so incorporated as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary (commencing at page 20 of the Company's 2000 Annual Report to Stockholders) are included in this Report:

         -        Independent Auditors' Report;

         -        Consolidated Balance Sheets - December 31, 2000 and 1999;

         - Consolidated Statements of Earnings - Three years ended December 31, 2000;

         - Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 2000;

         - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 2000;

         - Consolidated Statements of Cash Flows - Three years ended December 31, 2000; and all

         -        Notes to Consolidated Financial Statements.

The Consolidated Financial Statements called for by this Item are incorporated by reference to the Consolidated Financial Statements section of the Company's 2000 Annual Report to Stockholders, pages 20-47. No portion of the 2000 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 10. DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the Registrant's 2001 proxy materials filed March 17, 2001, under Regulation 14A ("2001 Proxy Statement"). However, the information set forth in the 2001 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended ("Securities Act"), shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference to the Registrant's 2001 Proxy Statement. However, the information set forth in the 2001 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference to the Registrant's 2001 Proxy Statement. However, the information set forth in the 2001 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the Registrant's 2001 Proxy Statement. However, the information set forth in the 2001 Proxy Statement under the subheadings "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" (i) shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:

         - The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear on pages 20-47 of the 2000 Annual Report to Stockholders, which is Exhibit 13 to this Annual Report on Form 10-K, which portion of the 2000 Annual Report to Stockholders is hereby incorporated herein by reference:

         -        Consolidated Balance Sheets as of December 31, 2000 and 1999;

         - Consolidated Statements of Earnings for the three years ended December 31, 2000;

         - Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2000;

         - Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2000;

         - Consolidated Statements of Cash Flows for the three years ended December 31, 2000; and

         -        All Notes to the foregoing Consolidated Financial Statements.

--    Listing of Exhibits:

         -        3(i)     Charter as amended.(1)

         -        3(ii)    Bylaws.(1)

         -        4.1      Charter as amended.(1)

         -        4.2      Bylaws.(1)

         -        4.3      1997 First McMinnville Corporation Stock Option
                           Plan.(2)

         -        4.4      Shareholders Rights Agreement dated June 10,
                           1997.(2)

         -        10.1     First National Bank of McMinnville 401(k) Retirement
                           Plan.(3)

         -        10.2     Consulting Agreement dated February 9, 1996, between
                           First National Bank of McMinnville and Robert W.
                           Jones, replacing prior agreement dated December 14, 1993, as amended. [Terminated January 2000](4)

         -        10.3     Employment Agreement dated the 11th day of June,
                           1999, between First McMinnville Corporation and
                           Charles C. Jacob.(5)

         -        11       Statement re: computation of per share earnings
                           (Incorporated by reference to Note 17 of the Consolidated Financial Statements).

         -        12       Statements re computation of ratios.

         -        13       Portions of the Annual Report to Security Holders,
                           as set forth in the Exhibit Index. Omitted in paper copies.

         -        21       Subsidiaries of the Registrant for the year ended
                           December 31, 2000.


(b) No reports on Form 8-K were filed for the quarter ended December 31, 2000.

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

---------

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


                         FIRST MCMINNVILLE CORPORATION
                                  (REGISTRANT)


                         By:    /s/ Charles C. Jacobs
                            ---------------------------------------------------
                                Charles C. Jacobs
                                Chairman, President and Chief Executive Officer
                                March 14, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                               Title                          Date
    ---------                               -----                          ----

/s/ Paul O. Barnes                        Director                     March 21, 2001
---------------------------------
Paul O. Barnes

/s/ J. G. Brock                           Director                     March 21, 2001
---------------------------------
J. G. Brock

/s/ Arthur J. Dyer                        Director                     March 21, 2000
---------------------------------
Arthur J. Dyer

/s/ Dean I. Gillespie                     Director                     March 21, 2001
---------------------------------
Dean I. Gillespie

/s/ Rufus W. Gonder                       Director                     March 21, 2001
---------------------------------
Rufus W. Gonder

/s/ G. B. Greene                          Director                     March 21, 2001
---------------------------------
G. B. Greene

/s/ Charles C. Jacobs                     Chairman, President,         March 21, 2001
---------------------------------           CEO, and Director
Charles C. Jacobs

/s/ Robert W. Jones                       Director                     March 21, 2001
---------------------------------
Robert W. Jones

/s/ C. Levoy Knowles                      Director                     March 21, 2001
---------------------------------
C. Levoy Knowles

/s/ J. Douglas Milner                     Director                     March 21, 2001
---------------------------------
J. Douglas Milner

/s/ John J. Savage, Jr.                   Director                     March 21, 2001
---------------------------------
John J. Savage, Jr.

/s/ Carl M. Stanley                       Director                     March 21, 2001
---------------------------------
Carl M. Stanley

/s/ Kenny D. Neal                         Treasurer/Chief              March 21, 2001
---------------------------------           Financial and
Kenny D. Neal                               Accounting Officer

                                 EXHIBIT INDEX


     EXHIBIT         DESCRIPTION OF EXHIBIT                                                            LOCATION
     NUMBER
        3(i)         Charter as amended.                                                                  (1)

       3(ii)         Bylaws.                                                                              (1)

        4.1          Charter as amended.                                                                  (1)

        4.2          Bylaws.                                                                              (1)

        4.3          1997 First McMinnville Corporation Stock Option Plan.                                (2)

        4.4          Shareholders Rights Agreement dated June 10, 1997.                                   (2)

        10.1         First National Bank of McMinnville 401(k) Retirement Plan.                           (3)

        10.2         Consulting Agreement dated February 9, 1996, between First National                  (4)
                     Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. (Terminated January 2000)

        10.3         Employment Agreement dated the 11th day of June, 1999, between First                 (5)
                     McMinnville Corporation and Charles C. Jacobs.

         11          Statement re: computation of per share earnings.                                     (6)

         12          Statements re computation of ratios.                                                 (7)

         13          Annual Report to Security Holders.                                                   (8)
                                                                                                   [Omitted in Paper
                                                                                                        Copies]

         21          Subsidiaries of the Registrant for the year ended December 31, 2000.            After Exhibit
                                                                                                         Index




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

(5) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(6)      Incorporated by reference to Note 17 of the Consolidated Financial
         Statements.

(7) Incorporated by reference to the "Selected Financial Data and Statistical Information" that appears in Item 1 of this Annual Report on Form 10-K.

(8) Portions of the Annual Report to Security Holders are incorporated by reference into the Form 10-K. These portions are "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the Company's Consolidated Financial Statements for the year ended December 31, 2000 (Part I, Part II and
         Part IV). This Exhibit is omitted in the paper copy pursuant to Instruction G(2) of the Instructions to Form 10-K.

                                   EXHIBIT 13

                       ANNUAL REPORT TO SECURITY HOLDERS

Portions of the Annual Report to Security Holders are incorporated herein by reference. These portions are "Selected Financial Data," the Management's Discussion and Analysis of Financial Condition and Results of Operation," and the Company's Consolidated Financial Statements for the year ended December 31, 2000. This Exhibit is omitted in the paper copy pursuant to Instruction G(2) of the Instructions to Form 10-K.