Form 10-Q
period 2001-03-31
FIRST MCMINNVILLE CORP
filed 2001-05-14
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 MARK ONE

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

             Common stock outstanding: 523,168 shares at May 5, 2001

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank), are as follows:

      Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.

      Consolidated Statements of Earnings - For the three months ended March 31, 2001 and 2000.

      Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2001 and 2000.

      Consolidated Statements of Cash Flows - For the three months ended March 31, 2001 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                  Disclosures required by Item 3. are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)

                                                                   March 31,  December 31,
                                                                     2001        2000
                                                                  ---------    --------
                                                                     (In Thousands)
                              Assets
Loans                                                             $ 134,276     136,046
   Less:   Allowance for loan losses                                 (1,762)     (1,711)
                                                                  ---------    --------
                Net loans                                           132,514     134,335

Securities:
   Held to maturity, at cost (market value - $66,172,000 and
     $39,475,000, respectively)                                      64,958      39,410
   Available-for-sale, at market (amortized cost - $65,282,000
     and $85,666,000, respectively)                                  65,258      83,710
Interest bearing deposits in financial institutions                      36          63
Other earning assets                                                  1,101       1,082
                                                                  ---------    --------
                Total earning assets                                263,867     258,600

Cash and due from banks                                               4,485       4,364
Bank premises and equipment, net of accumulated depreciation          2,175       2,228
Accrued interest receivable                                           2,430       2,480
Deferred tax asset                                                      198         932
Other real estate                                                        43          70
Other assets                                                            434         486
                                                                  ---------    --------

                Total assets                                      $ 273,632     269,160
                                                                  =========    ========

             Liabilities and Stockholders' Equity

Deposits                                                          $ 212,700     210,852
Securities sold under repurchase agreements                          16,338      13,981
Federal funds purchased                                               1,000       2,000
Advances from Federal Home Loan Bank                                  1,000       1,000
Accrued interest and other liabilities                                2,777       3,620
                                                                  ---------    --------
                Total liabilities                                   233,815     231,453
                                                                  ---------    --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 610,055 and 609,225, respectively                         1,525       1,523
   Additional paid-in capital                                         1,805       1,760
   Retained earnings                                                 39,995      39,121
   Net unrealized losses on available-for-sale securities, net
     of income tax benefit of $9,000 and $743,000, respectively         (15)     (1,213)
                                                                  ---------    --------
                                                                     43,310      41,191
Less cost of treasury stock of 86,887 shares and 86,767 shares,
   respectively                                                      (3,493)     (3,484)
                                                                  ---------    --------
                Total stockholders' equity                           39,817      37,707
                                                                  ---------    --------

                Total liabilities and stockholders' equity        $ 273,632     269,160
                                                                  =========    ========


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                  2001      2000
                                                                 ------     -----
                                                               (Dollars In Thousands
                                                              Except Per Share Amount)
Interest income:
   Interest and fees on loans                                     $2,828     2,763
   Interest and dividends on securities:
     Taxable securities                                            1,682     1,621
     Exempt from Federal income taxes                                358       357
   Interest on federal funds sold                                     33        --
   Interest on interest-bearing deposits in other banks
     and other interest                                                1         1
                                                                  ------     -----
                Total interest income                              4,902     4,742
                                                                  ------     -----

Interest expense:
   Interest on negotiable order of withdrawal accounts               185       182
   Interest on money market demand and savings accounts              275       278
   Interest on certificates of deposit                             2,080     1,620
   Interest on securities sold under repurchase agreements an
     short term borrowings                                           163       143
   Interest on Federal funds purchased                                27       143
   Interest on advances from Federal Home Loan Bank                   14        65
                                                                  ------     -----
                Total interest expense                             2,744     2,431
                                                                  ------     -----
                Net interest income                                2,158     2,311
Provision for loan losses                                             45        45
                                                                  ------     -----
                Net interest income after provision for
                  loan losses                                      2,113     2,266
                                                                  ------     -----
Non-interest income:
   Service charges on deposit accounts                               122       118
   Other fees and commissions                                         56        60
   Commissions and fees on fiduciary activities                       15        43
   Other income                                                        7         7
                                                                  ------     -----
                                                                     200       228
                                                                  ------     -----
Non-interest expense:
   Salaries and employee benefits                                    685       675
   Occupancy expenses, net                                            49        52
   Furniture and equipment expense                                    17        17
   Data processing expense                                            53        34
   FDIC insurance                                                     10        10
   Other operating expenses                                          215       241
                                                                  ------     -----
                                                                   1,029     1,029
                                                                  ------     -----
Earnings before income taxes                                       1,284     1,465
Income taxes                                                         410       481
                                                                  ------     -----
Net earnings                                                      $  874       984
                                                                  ======     =====
Basic earnings per common share                                   $ 1.67      1.86
                                                                  ======     =====
Diluted earnings per common share                                 $ 1.66      1.85
                                                                  ======     =====
Dividends per share                                               $   --        --
                                                                  ======     =====

See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                  2001      2000
                                                                 ------     -----
                                                                 (In Thousands)
Net earnings                                                     $  874       984
                                                                 ------     -----
Other comprehensive earnings, net of tax:
   Unrealized gains on available-for-sale securities arising
     during period, net of income taxes of $734,000 and
     $127,000, respectively                                       1,198       207
                                                                 ------     -----
                Other comprehensive earnings                      1,198       207
                                                                 ------     -----
                Comprehensive earnings                           $2,072     1,191
                                                                 ======     =====




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                          2001        2000
                                                                         --------      ------
                                                                            (In Thousands)
Cash flows from operating activities:
   Interest received                                                     $  4,933       4,615
   Fees and commissions received                                              200         228
   Interest paid                                                           (2,842)     (2,283)
   Cash paid to suppliers and employees                                      (903)       (908)
   Income taxes paid                                                           --        (218)
                                                                         --------      ------
                Net cash provided by operating activities                   1,388       1,434
                                                                         --------      ------
Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                 19,994       1,661
   Proceeds from maturities of available-for-sale securities               31,161           5
   Purchase of held-to-maturity securities                                (45,542)       (783)
   Purchase of available-for-sale securities                              (10,777)       (323)
   Customer loan repayments, net of advances                                1,776       1,539
   Purchase of premise and equipment                                           --          (3)
   Proceeds from sales of other real estate                                    27          74
   Decrease in interest bearing deposits in financial institutions             27          --
                                                                         --------      ------
                Net cash provided by (used in) investing activities        (3,334)      2,170
                                                                         --------      ------
Cash flows from financing activities:
   Net increase (decrease) in non-interest bearing, savings and
     NOW deposit accounts                                                  (3,008)        557
   Net increase in time deposits                                            4,856       5,334
   Increase (decrease) in securities sold under repurchase agreement        2,357      (1,503)
   Decrease in Federal funds purchased                                     (1,000)     (1,500)
   Repayment of advances from Federal Home Loan Bank                           --      (3,200)
   Dividends paid                                                          (1,176)     (1,171)
   Proceeds from issuance of common stock                                      47          --
   Payments to acquire treasury stock                                          (9)       (493)
                                                                         --------      ------
                Net cash (used in) provided by financing activities         2,067      (1,976)
                                                                         --------      ------
Net increase in cash and cash equivalents                                     121       1,628

Cash and cash equivalents at beginning of period                            4,364       4,665
                                                                         --------      ------
Cash and cash equivalents at end of period                               $  4,485       6,293
                                                                         ========      ======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST MCMINNVILLE CORPORATION

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                     2001        2000
                                                                    -------      ------
                                                                      (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                   $   874         984
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                    50          28
         Provision for loan losses                                       45          45
         FHLB dividend reinvestment                                     (19)        (14)
         Decrease in other assets, net                                   55          13
         Increase in other liabilities                                  431         343
         Decrease (increase) in interest receivable                      50        (113)
         Increase (decrease) in interest payable                        (98)        148
                                                                    -------      ------
                Total adjustments                                       514         450
                                                                    -------      ------
                Net cash provided by operating activities           $ 1,388       1,434
                                                                    =======      ======



Supplemental schedule of non-cash activities:

     Unrealized gain in value of securities available-for-sale, net of income taxes of $734,000 and income taxes of
       $127,000, respectively                                       $ 1,198         207
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, comprehensive earnings for the three months ended March 31, 2001 and 2000 and changes in cash flows for the three months ended March 31, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a complete discussion of factors that impact liquidity, capital and the results of operations.

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

         The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

         Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumns and pricing and deposit volumn and mix. These assumptions are inherently uncertain, and, as a result, net interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and managements strategies, among other factors.

         Based on the results of the analysis as of March 31, 2001, the Company would expect net interest income to decrease approximately $668,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase $668,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of March 31, 2000 was 1.35 to 1.00 (0-91 days) and .75 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

         The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $2.2 million mature or reprice within the next twelve months.

         A secondary source of liquidity is the Bank's loan portfolio. At March 31, 2001 commercial loans of approximately $32.8 million and other loans (mortgage and consumer) of approximately $11.9 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $50.0 million will become due during the next twelve months. The Bank's deposit base increased approximately $1.8 million during the quarter ended March 31, 2001. Securities sold under repurchase agreements increased approximately $2.4 million and Federal funds purchased decreased $1.0 million during the first three months of 2001. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2001 and December 31, 2000.

         Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

         The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At March 31, 2001, the Bank can declare during the remainder of 2001 cash dividends in an aggregate amount not to exceed approximately $7.4 million, exclusive of any 2001 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets (excluding the unrealized loss on available-for-sale securities) was 14.6% at March 31, 2001 and 14.5% at December 31, 2000. Total assets increased $4.5 million during the three months ended March 31, 2001. The annualized rate of return on stockholders' equity for the three months ended March 31, 2001 was 9.2% compared to 11.7% for the comparable period in 2000. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Cash dividends will be increased during the remainder of 2001 over 2000 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2000 were $2.90 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2001 the Bank has a Tier 1 risk-based ratio of 26.3%, a total capital to risk-based ratio of 27.5% and a Tier 1 leverage ratio of 14.8%, and fell within the category of "well capitalized" under the regulations.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

         On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30 per share. At March 31, 2001, 5,255 shares had been exercised, 4,560 shares were forfeited and 22,000 shares were exercisable. The shares granted are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

RESULTS OF OPERATIONS

         Net earnings were $874,000 for the three months ended March 31, 2001 as compared to $984,000 for the same period in 2000.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

         The Company's interest income, excluding tax equivalent adjustments, increased by $160,000 or 3.4% during the three months ended March 31, 2000 as compared to an increase of $373,000 or 8.5% for the same period in 2000. The increases in 2001 and 2000 were attributable primarily to an increase in average earning assets over comparable periods in prior years. The ratio of average earning assets to total average assets was 97.7% for the quarter ended March 31, 2001 and 98.4% for the quarter ended March 31, 2000.

         Interest expense increased by $313,000 for the three months ended March 31, 2001 or 12.9% compared to an increase of $290,000 or 13.5% for the same period in 2000. The increase in 2001 was the result of increases in interest bearing liabilities and increases in interest rates due to increases in interest rates by the Federal Reserve Bank in the latter part of 2000. The increase in 2000 can be attributable primarily to an increase in interest bearing liabilities.

         The foregoing resulted in net interest income of $2,158,000 for the three months ended March 31, 2001 a decrease of $153,000 or 6.6% compared to the same period in 2000.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The following schedule details the loans of the Company at March 31, 2001 and December 31, 2000:

                                                      (In Thousands)
                                                  -----------------------
                                                  March 31,  December 31,
                                                    2001        2000
                                                  --------     -------
         Commercial, financial & agricultural     $ 37,064      37,814
         Real estate - construction                  2,779       3,134
         Real estate - mortgage                     91,530      92,172
         Consumer                                    2,903       2,926
                                                  --------     -------
                                                  $134,276     136,046
                                                  ========     =======

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

         The Company's first mortgage single family residential, consumer and credit card loans which total approximately $63,044,000, $2,613,000 and $290,000, respectively at March 31, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2001, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 2001 and December 31, 2000, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Impaired loans and related allowance for loan loss amounts at March 31, 2001 and December 31, 2000 were as follows:

                                        March 31,  December 31,
                                          2001        2000
                                         ------       -----
              (In Thousands)
         Recorded investment             $2,040       1,785

         Allowance for loan losses          558         535

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended March 31, 2001 and 2000 was $2,069,000 and $1,905,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $48,000 and $43,000 for 2001 and 2000, respectively.

         The following schedule details selected information as to non-performing loans of the Company at March 31, 2001 and December 31, 2000:

                                       March 31, 2001        December 31, 2000
                                  -----------------------  ---------------------
                                  Past Due                Past Due
                                   90 Days    Non-Accrual  90 Days   Non-Accrual
                                   -------    -----------  -------   -----------
                                     (In Thousands)          (In Thousands)

         Real estate loans          $393          --         490         --
         Installment loans            13          --           4         --
         Commercial                   52          --           2         --
                                    ----        ----        ----       ----
                                    $458          --         496         --
                                    ====        ====        ====       ====
         Renegotiated loans         $ --          --          --         --
                                    ====        ====        ====       ====

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Transactions in the allowance for loan losses were as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              2001         2000
                                                             -------      ------
                                                                (In Thousands)

         Balance, January 1, 2001 and 2000, respectively     $ 1,711       1,502
         Add (deduct):
            Losses charged to allowance                          (21)        (24)
            Recoveries credited to allowance                      27          60
            Provision for loan losses                             45          45
                                                             -------      ------
         Balance, March 31, 2001 and 2000, respectively      $ 1,762       1,583
                                                             =======      ======


         The provision for loan losses was $45,000 for the first three months of 2001 and 2000, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

         The Company maintains an allowance for loan losses which management believes is adequate to absorb loses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Committee to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to and subsequently approved by the Board of Directors.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally graded loans as of March 31, 2001 and December 31, 2000:

                              March 31, 2001
                              --------------
                              (In Thousands)    Special
                                  Total         Mention    Substandard   Doubtful
                                  -----         -------    -----------   --------
Commercial, financial and
   agricultural                   $4,453         1,081         3,335         37
Real estate mortgage               1,883            --         1,883         --
Real estate construction              --            --            --         --
Consumer                             100            --           100         --
                                  ------         -----         -----       ----
                                  $6,436         1,081         5,318         37
                                  ======         =====         =====       ====


                            December 31, 2000
                            -----------------
                              (In Thousands)    Special
                                  Total         Mention    Substandard   Doubtful
                                  -----         -------    -----------   --------
Commercial, financial and
   agricultural                   $2,284           358         1,889         37
Real estate mortgage               1,538            --         1,538         --
Real estate construction              --            --            --         --
Consumer                             108            --           108         --
                                  ------         -----         -----       ----
                                  $3,930           358         3,535         37
                                  ======         =====         =====       ====


         At March 31, 2001, loans which include the above, totaling $6,436,000 were included in the Company's internal classified loan list. Of these loans $1,883,000 are real estate and $4,553,000 are commercial and other. The collateral values, based on estimates received by management, securing these loans total approximately $9,150,000 ($2,789,000 related to real property and $6,361,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

         The increase in the internally graded loans is concentrated in three loans that were downgraded during the quarter ended March 31, 2001. All of the loans are performing and management believes there is adequate collateral on each loan. The loans were downgraded due to anticipated decreases in these customers' projected cash flows primarily due to a slowing down economy. Two of the loans are secured by commercial and residential rental property and one loan is secured by property on which a restaurant is located.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Residential real estate loans that are graded substandard totaling $1,883,000 and $1,538,000 at March 31, 2001 and December 31, 2000
              consist of thirty six and thirty three individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                      March 31, 2001              December 31, 2000
                                 ------------------------    ---------------------------
                                              Percent of                    Percent of
                                               Loans In                     Loans In
                                    In      Each Category       In        Each Category
                                Thousands   To Total Loans   Thousands    To Total Loans
                                ---------   --------------   ---------    --------------
Commercial, financial and
  agricultural                    $1,416           28%         $1,280           28%
Real estate construction               8            2               8            2
Real estate mortgage                 245           68             381           68
Consumer                              93            2              42            2
                                  ------       ------          ------          ---
                                  $1,762          100%         $1,711          100%
                                  ======       ======          ======          ===


         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income decreased $28,000 or 12.3% during the three months ended March 31, 2001 compared to an increase of $7,000 or 3.2% for the same period in 2000. The decrease was primarily from decreases in commissions and fees on fiduciary activities. There was a decrease of approximately $1,700,000 in trust assets during 2000 which was due to the closing of five trust accounts with no new accounts opened during the year.

There were no securities gains or losses during the three months ended March 31, 2001 and 2000, respectively.

         Non-interest expense was $1,029,000 for the first three months of 2001 and 2000, respectively, compared to an increase of $31,000 or 3.1% during the same period in 2000. In 2001, data processing expenses increased $19,000 as a result of the installation of a personal computer based network and salaries and employee benefits increased $10,000. These increases were offset by decreases in other expenses which in 2000 included $22,000 related to a donation to a local historical society.

         The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2001 and 2000:

         (In Thousands, except share amounts)              2001      2000
                                                         --------   -------
         Basic EPS Computation:
           Numerator - income available to common
              shareholders                               $    874       984
                                                         --------   -------
           Denominator - weighted average number of
              common shares outstanding                   522,493   527,997
                                                         --------   -------
           Basic earnings per common share               $   1.67      1.86
                                                         ========   =======
         Diluted EPS Computation:
           Numerator                                     $    874       984
                                                         --------   -------
           Denominator:
              Weighted average number of common shares
                outstanding                               522,493   527,997
              Dilutive effect of stock options              4,405     2,883
                                                         --------   -------
                                                          526,898   530,880
                                                         --------   -------
         Diluted earnings per common share               $   1.66      1.85
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

         There have been no material changes in reported market risks during the three months ended March 31, 2001. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                                  Number of Shares of              Price
                Date of Sale       Common Stock Sold             Per Share
                ------------       -----------------             ---------
               March 28, 2001             800                    $   58.15


         The aggregate proceeds of the shares sold were $46,520.

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

         (a) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FIRST MCMINNVILLE CORPORATION
                                            (Registrant)




DATE: May 14, 2001                  /s/ Charles C. Jacobs
------------------                  --------------------------------------------
                                    Charles C. Jacobs
                                    President and Chief Executive Officer



DATE: May 14, 2001                  /s/ Kenny D. Neal
------------------                  --------------------------------------------
                                    Kenny D. Neal
                                    Chief Financial and Accounting Officer