Form 10-Q
period 2001-06-30
FIRST MCMINNVILLE CORP
filed 2001-08-09
CIK 743397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK ONE

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                    FROM               TO
                        --------------   --------------

                         Commission File Number 2-90200
                                                -------


                         FIRST MCMINNVILLE CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


            Tennessee                                     62-1198119
----------------------------------            ---------------------------------
 (State or Other Jurisdiction of                (IRS Employer Identification
  Incorporation or Organization)                           Number)


                  200 East Main Street, McMinnville, TN 37110
              ----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)


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

           Common stock outstanding 522,918 shares at August 9, 2001
                                    -------

                         FIRST MCMINNVILLE CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank), are as follows:

         Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.

         Consolidated Statements of Earnings - For the three months and six months ended June 30, 2001 and 2000.

         Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2001 and 2000.

         Consolidated Statements of Cash Flows - For the six months ended June 30, 2001 and 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         FIRST MCMINNVILLE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                  (UNAUDITED)


                                                                                 June 30,            December 31,
                                                                                   2001                 2000
                                                                                 ---------           ------------
                                                                                         (In Thousands)
                         Assets
Loans                                                                            $135,160              136,046
   Less: Allowance for loan losses                                                 (1,822)              (1,711)
                                                                                 --------             --------
                Net loans                                                         133,338              134,335

Securities:
   Held to maturity, at cost (market value $64,855,000 and
     $39,475,000, respectively)                                                    63,836               39,410
   Available-for-sale, at market (amortized cost $59,877,000
     and $85,666,000, respectively)                                                59,756               83,710
Federal funds sold                                                                  4,000                   --
Interest bearing deposits in financial institutions                                    41                   63
Other earning assets                                                                1,119                1,082
                                                                                 --------             --------
                Total earning assets                                              262,090              258,600

Cash and due from banks                                                             6,040                4,364
Bank premises and equipment, net of accumulated depreciation                        2,126                2,228
Accrued interest receivable                                                         2,410                2,480
Deferred tax asset                                                                    235                  932
Other real estate                                                                      62                   70
Other assets                                                                          455                  486
                                                                                 --------             --------

                Total Assets                                                     $273,418              269,160
                                                                                 ========             ========

            Liabilities and Stockholders' Equity
Deposits                                                                         $214,080              210,852
Securities sold under repurchase agreements                                        15,610               13,981
Federal funds purchased                                                                --                2,000
Advances from Federal Home Loan Bank                                                1,000                1,000
Accrued interest and other liabilities                                              2,330                3,620
                                                                                 --------             --------
                Total liabilities                                                 233,020              231,453
                                                                                 --------             --------

Stockholders' equity:
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 610,155 shares and 609,225 shares, respectively                         1,525                1,523
Additional paid-in capital                                                          1,810                1,760
Retained earnings                                                                  40,658               39,121
Net unrealized losses on available-for-sale securities, net of income
     tax benefits of $46,000 and $743,000, respectively                               (75)              (1,213)
                                                                                 --------             --------
                                                                                   43,918               41,191
Less cost of treasury stock of 87,237 shares and 86,767 shares,
   respectively                                                                    (3,520)              (3,484)
                                                                                 --------             --------
                Total stockholders' equity                                         40,398               37,707
                                                                                 --------             --------

                Total liabilities and stockholders' equity                       $273,418              269,160
                                                                                 ========             ========


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                  (UNAUDITED)


                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                     ---------------------          ---------------------
                                                                      2001           2000            2001           2000
                                                                     ------          -----          ------          -----
                                                                           (Dollars In Thousands, Except Per Share Amounts)

Interest income:
   Interest and fees on loans                                        $2,825          2,773          $5,653          5,536
   Interest and dividends on securities:
     Taxable securities                                               1,629          1,627           3,311          3,248
     Tax exempt from Federal income taxes                               405            347             763            704
   Interest on federal funds sold                                        16             --              49             --
   Interest on interest-bearing deposits in other banks and
     other interest                                                      --             --               1              1
                                                                     ------          -----          ------          -----
              Total interest income                                   4,875          4,747           9,777          9,489
                                                                     ------          -----          ------          -----

Interest expense:
   Interest on negotiable order of withdrawal accounts                  180            194             365            376
   Interest on money market demand and savings accounts                 259            274             534            552
   Interest on certificates of deposit                                1,992          1,750           4,072          3,370
   Interest on securities sold under repurchase agreements
     and short term borrowings                                          160            127             323            270
   Interest on Federal funds purchased                                   16             94              43            237
   Interest on advances from Federal Home Loan Bank                      14             41              28            106
                                                                     ------          -----          ------          -----
              Total interest expense                                  2,621          2,480           5,365          4,911
                                                                     ------          -----          ------          -----

              Net interest income                                     2,254          2,267           4,412          4,578
Provision for loan losses                                                45             45              90             90
                                                                     ------          -----          ------          -----
              Net interest income after provision for loan
                losses                                                2,209          2,222           4,322          4,488
                                                                     ------          -----          ------          -----


Other income:
   Service charges on deposit accounts                                  125            122             247            240
   Other fees and commissions                                            73             73             129            133
   Commissions and fees on fiduciary activities                           9              5              24             48
   Other income                                                           7              7              14             14
                                                                     ------          -----          ------          -----
                                                                        214            207             414            435
                                                                     ------          -----          ------          -----
Other expenses:
   Salaries and employee benefits                                       616            613           1,301          1,288
   Occupancy expenses, net                                               49             48              98            100
   Furniture and equipment expense                                       16             19              33             36
   Data processing expense                                               47             31             100             65
   FDIC insurance                                                        10             10              20             20
   Other operating expenses                                             259            222             474            463
                                                                     ------          -----          ------          -----
                                                                        997            943           2,026          1,972
                                                                     ------          -----          ------          -----

              Earnings before income taxes                            1,426          1,486           2,710          2,951
Income taxes                                                            397            455             807            936
                                                                     ------          -----          ------          -----

              Net earnings                                           $1,029          1,031          $1,903          2,015
                                                                     ======          =====          ======          =====

Basic earnings per common share                                      $ 1.97           1.96          $ 3.64           3.83
                                                                     ======          =====          ======          =====

Diluted earnings per common share                                    $ 1.95           1.95          $ 3.61           3.81
                                                                     ======          =====          ======          =====

Dividends per share                                                  $  .70            .65          $  .70            .65
                                                                     ======          =====          ======          =====


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                  (UNAUDITED)


                                                                   Three Months Ended                      Six Months Ended
                                                                         June 30,                              June 30,
                                                                --------------------------             ------------------------
                                                                 2001                2000               2001              2000
                                                                -------             ------             ------            ------
                                                                                        (In Thousands)

Net earnings                                                    $ 1,029              1,031             $1,903             2,015
                                                                -------             ------             ------            ------

Other comprehensive earnings (loss), net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of income
     taxes of $37,000, $220,000, $697,000 and
     $92,000, respectively                                          (60)              (359)             1,138              (152)
                                                                -------             ------             ------            ------
              Other comprehensive earnings (loss)                   (60)              (359)             1,138              (152)
                                                                -------             ------             ------            ------

              Comprehensive earnings                            $   969                672             $3,041             1,863
                                                                =======             ======             ======            ======



See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)


                                                                                  2001                2000
                                                                                --------             ------
                                                                                       (In Thousands)

Cash flows from operating activities:
   Interest received                                                            $  9,810              9,495
   Fees and commissions received                                                     414                435
   Interest paid                                                                  (5,634)            (4,887)
   Cash paid to suppliers and employees                                           (1,796)            (1,822)
   Income taxes paid                                                                (749)              (986)
                                                                                --------             ------
                Net cash provided by operating activities                          2,045              2,235
                                                                                --------             ------

Cash flows from investing activities:
   Proceeds from maturities of held-to-maturity securities                        24,417              2,114
   Proceeds from maturities of available-for-sale securities                      40,678                203
   Purchase of held-to-maturity securities                                       (48,843)              (936)
   Purchase of available-for-sale securities                                     (14,889)              (505)
   Loan repayments, net of advances to customers                                     915                267
   Purchase of premise and equipment                                                  --                (37)
   Decrease in interest bearing deposits at financial institutions                    22                 --
   Proceeds from sale of other real estate                                            --                 74
                                                                                --------             ------
                Net cash provided by investing activities                          2,300              1,180
                                                                                --------             ------

Cash flows from financing activities:
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                                472                432
   Net increase in time deposits                                                   2,756              8,588
   Increase (decrease) in securities sold under repurchase agreement               1,629             (3,177)
   Decrease in Federal funds purchased                                            (2,000)            (1,900)
   Decrease in advances from Federal Home Loan Bank                                   --             (5,200)
   Dividends paid                                                                 (1,542)            (1,512)
   Payments to acquire treasury stock                                                (36)              (631)
   Proceeds from sales of common stock                                                52                  1
                                                                                --------             ------
                Net cash (used in) provided by financing activities                1,331             (3,399)
                                                                                --------             ------

Net increase in cash and cash equivalents                                          5,676                 16

Cash and cash equivalents at beginning of period                                   4,364              4,665
                                                                                --------             ------

Cash and cash equivalents at end of period                                      $ 10,040              4,681
                                                                                ========             ======


See accompanying notes to consolidated financial statements (unaudited).

                         FIRST MCMINNVILLE CORPORATION

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (UNAUDITED)


                                                                                         2001                2000
                                                                                        -------             ------
                                                                                               (In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                       $ 1,903              2,015
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation                                                                        99                 57
         Provision for loan losses                                                           90                 90
         Loss on disposal of premises and equipment                                           3                 --
         FHLB dividend reinvestment                                                         (37)               (29)
         Decrease in other assets, net                                                       31                 65
         Increase (decrease) in other liabilities                                           155                (22)
         Decrease in interest receivable                                                     70                 35
         Increase (decrease) in interest payable                                           (269)                24
                                                                                        -------             ------
                Total adjustments                                                           142                220
                                                                                        -------             ------

                Net cash provided by operating activities                               $ 2,045              2,235
                                                                                        =======             ======





Supplemental schedule of non-cash activities:

     Unrealized gain (loss) in value of securities available-for-sale, net of income tax benefit of $697,000 in 2001 and income tax
       benefit of $92,000 in 2000                                                       $ 1,138               (152)
                                                                                        =======             ======

     Non-cash transfers from loans to other real estate                                 $    62                 --
                                                                                        =======             ======

     Non-cash transfers from other real estate to loans                                 $    70                 --
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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of operations for the three months and six months ended June 30, 2001 and 2000, comprehensive earnings for the three months and six months ended June 30, 2001 and 2000 and changes in cash flows for the six months ended June 30, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

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

         Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide stability in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and Federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market certificates, generally involve higher costs than fixed rate instruments such as passbook savings.

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

         Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumns and pricing and deposit volumn and mix. These assumptions are inherently uncertain, and, as a result, interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management's strategies, among other factors.

         Based on the results of the analysis as of June 30, 2001, the Company would expect net interest income to decrease approximately $750,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase approximately $750,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of June 30, 2001 was 1.11 to 1.00 (0-91 days) and .68 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

         The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.8 million mature or reprice within the next twelve months.

         A secondary source of liquidity is the Bank's loan portfolio. At June 30, 2001 commercial, consumer and other loans of approximately $27.9 million and mortgage loans of approximately $10.9 million either will become due or will be subject to rate adjustments within twelve months. Emphasis is placed on structuring adjustable rate loans.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $48.7 million will become due during the next twelve months. The Bank's deposit base increased approximately $3.2 million during the six months ended June 30, 2001. Securities sold under repurchase agreements increased approximately $1.6 million during the six months ended June 30, 2001. The deposit base increased approximately $1.4 million during the second quarter of 2001. Securities sold under repurchase agreements decreased approximately $728,000 during the second three months of 2001. Federal funds sold were $4.0 million at June 30, 2001 and Federal funds purchased were $2.0 million at December 31, 2000. Advances from the Federal Home Loan Bank were $1,000,000 at June 30, 2001 and at December 31, 2000. These advances are scheduled to mature during the next twelve months.

         Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

         The subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At June 30, 2001, the Bank can declare during the remainder of 2001 cash dividends in an aggregate amount not to exceed approximately $7.0 million, exclusive of any 2001 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way.

CAPITAL RESOURCES

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 14.8% at June 30, 2001 and 14.0% at December 31, 2000. Total assets increased approximately $4.3 million during the six months ended June 30, 2001. The annualized rate of return on stockholders' equity for the first six months of 2001 was 9.5% compared to 12.0% for the comparable period in 2000. Average stockholders equity increased during the six months ended June 30, 2001 partially as a result of decrease of approximately $1.8 million in the net unrealized loss in securities available-for-sale. This decrease together with a decrease in earnings of $112,000 resulted in the lower ratio for 2000. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank's peer group. Dividends of $366,000 and $341,000 or $.70 and $.65 per share were declared in the six months ended June 30, 2001 and 2000, respectively. Cash dividends will be increased in the remainder of 2001 over 2000 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2000 were $2.90 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

         The Federal Reserve Bank has decreased interest rates during the past nine months resulting in lower interest rates on new issue debt securities. The Company's securities portfolio consists primarily of debt securities with an average yield greater than the current market rate. These factors contributed to the decrease in the unrealized loss on securities available-for-sale of $1,138,000 (net of income taxes of $697,000) during the six months ended June 30, 2001. The total unrealized loss on securities available for sale at June 30, 2001 is $75,000 which is net of income tax benefit of $46,000.

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.5%, a total capital to risk-based ratio of 27.7% and a leverage ratio of 14.7%, and thus falls within the "well capitalized" category under the regulations.

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

         On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30. At June 30, 2001, 5,355 shares had been issued through exercise and 21,900 options remained exercisable, a total of 4,560 options have forfeited. Forfeited shares are eligible for re-granting under this plan. The shares granted to Directors totaling 16,500 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

         Net earnings were $1,903,000 for the six months ended June 30, 2001 as compared to $2,015,000 for the same period in 2000. Net earnings were $1,029,000 for the quarter ended June 30, 2001 as compared to $1,031,000 during the same quarter in 2000.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

         The Company's interest income, excluding tax equivalent adjustments, increased by $288,000 or 3.0% and $686,000 or 7.8.% during the six months ended June 30, 2001 and 2000, respectively. Interest income for the quarter ended June 30, 2001 increased $128,000 or 2.7% over the quarter ended June 30, 2000, and decreased $27,000 or 0.6% from the first quarter of 2001. The increases were primarily attributable to an increase in average earning assets. The ratio of average earning assets to total average assets was 97.0% for the six months ended June 30, 2001 and 98.4% for the same period in 2000.

         Interest expense increased by $454,000 for the six months ended June 30, 2001 or 9.2% compared to the same period in 2000. Interest expense for the quarter ended June 30, 2001 increased $141,000 or 5.7% as compared to the quarter ended June 30, 2000. Interest expense for the quarter ended June 30, 2001 decreased $123,000 or 4.5% compared to the first quarter of 2001. The increase in interest expense for the six months ended June 30, 2001 as compared to the same period in 2000 can be attributable to an increase in average interest bearing liabilities. The decrease in interest expense for the quarter ended June 30, 2001 as compared to the first quarter of 2000 is primarily the result of lower interest rates.

         The foregoing resulted in net interest income of $4,412,000 for the six months ended June 30, 2001, a decrease of $166,000 or 3.6% compared to the prior year period. Net interest income for the quarter ended June 30, 2001 decreased $13,000 or 0.6% over the second quarter of 2000 while there was an increase of $96,000 or 4.4% over the first quarter in 2001.

         The following schedule details the loans of the Company at June 30, 2001 and December 31, 2000:


                                                  June 30,          December 31,
                                                    2001                2000
                                                  --------          ------------
                                                          (In Thousands)

Commercial, financial and agricultural            $ 34,745             37,814
Real estate - construction                           4,712              3,134
Real estate - mortgage                              93,149             92,172
Consumer                                             2,554              2,926
                                                  --------            -------
                                                  $135,160            136,046
                                                  ========            =======

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The provision for loan losses was $90,000 for the first six months of 2001 and 2000, respectively. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system that is designed to identify and monitor problems on a timely basis.

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

         The Company's first mortgage single family residential and consumer loans which total approximately $61,863,000 and $2,554,000, respectively at June 30, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

         The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when any required payment of principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan should be considered to be impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower's ability to pay.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2001, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the six months ended June 30, 2001 and year ended December 31, 2000, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

         Impaired loans and related allowance for loan loss amounts at June 30, 2001 and December 31, 2000 were as follows:


                                  June 30, 2001    December 31, 2000
                                  -------------    -----------------
                                    Recorded           Recorded
    (In Thousands)                 Investment         Investment
                                  -------------    -----------------

Recorded investment                  $1,933             $1,785

Allowance for loan losses            $  558             $  535


         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The average recorded investment in impaired loans for the six months ended June 30, 2001 and 2000 was $2,020,000 and $2,764,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $90,000 and $129,000 for 2001 and 2000, respectively.

         The following schedule details selected information as to non-performing loans of the Company at June 30, 2001 and December 31, 2000:


                                   June 30, 2001              December 31, 2000
                             ------------------------      -----------------------
                             Past Due                      Past Due
                             90 Days      Non-Accrual      90 Days     Non-Accrual
                             --------     -----------      --------    -----------
                                   In Thousands                  In Thousands

Real estate loans             $324            --            490            --
Installment loans               24            --              4            --
Commercial                      52            --              2            --
                              ----            --            ---            --
                              $400            --            496            --
                              ====            ==            ===            ==

Renegotiated loans            $ --            --             --            --
                              ====            ==            ===            ==


Transactions in the allowance for loan losses were as follows:


                                                                Six Months Ended
                                                                   June 30,
                                                           --------------------------
                                                             2001               2000
                                                           -------             ------
                                                                 (In Thousands)

Balance, January 1, 2001 and 2000, respectively            $ 1,711              1,502
Add (deduct):
   Losses charged to allowance                                 (25)               (29)
   Recoveries credited to allowance                             46                 79
   Provision for loan losses                                    90                 90
                                                           -------             ------
Balance, June 30, 2001 and 2000, respectively              $ 1,822              1,642
                                                           =======             ======


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

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         The following table presents total internally graded loans as of June 31, 2001 and December 31, 2000:


                                  June 30, 2001
                                  --------------
                                  (In Thousands)      Special
                                       Total          Mention        Substandard     Doubtful
                                  --------------      -------        -----------     --------

Commercial, financial and
   agricultural                      $6,489            3,357            3,096            36
Real estate mortgage                  1,895               86            1,809            --
Real estate construction                 --               --               --            --
Consumer                                 95               --               95            --
                                     ------            -----            -----            --
                                     $8,479            3,443            5,000            36
                                     ======            =====            =====            ==


                                 December 31, 2000
                                 -----------------
                                  (In Thousands)      Special
                                       Total          Mention        Substandard     Doubtful
                                 -----------------    -------        -----------     --------


Commercial, financial and
   agricultural                      $2,284              358            1,889            37
Real estate mortgage                  1,538               --            1,538            --
Real estate construction                 --               --               --            --
Consumer                                108               --              108            --
                                     ------            -----            -----            --
                                     $3,930              358            3,535            37
                                     ======            =====            =====            ==


         The increase in the internally graded loans is concentrated in three loans that were downgraded during the six months ended June 30, 2001. All of the loans are performing and management believes there is adequate collateral on each loan. The loans were downgraded due to anticipated decreases in these customers' projected cash flows primarily due to a slowing down economy. Two of the loans are secured by commercial and residential rental property and one loan is secured by property on which a restaurant is located.

         The collateral values, based on estimates received by management, securing the above internally graded loans total approximately $10,500,000, ($2,819,000 related to real property and $7,681,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

         Non-interest income was $414,000 for the six months ended June 30, 2001 as compared to $435,000 in 2000. Non-interest income increased $7,000 or 3.4% for the quarter ended June 30, 2001 as compared to the comparable quarter in 2000. A decrease in commissions and fees of fiduciary activities totaling $24,000 for the six months ended June 30, 2001 was the most significant amount of the decrease in non-interest income. This resulted primarily from the closing of one large trust account during the latter part of 2000. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

         There were no securities gains or losses during the six month periods ended June 30, 2001 and 2000.

         Non-interest expense increased $54,000 or 2.7% during the first six months of 2001 as compared to the same period in 2000. This increase was due primarily to the installation during the third quarter of 2000 of new computer equipment and software.

         Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2001 and 2000:


                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                    ---------------------------            --------------------------
(In Thousands, except share amounts)                  2001                2000               2001              2000
                                                    --------            -------            -------            -------

Basic EPS Computation:
  Numerator - income available to common
     shareholders                                   $  1,029              1,031              1,903              2,015
                                                    --------            -------            -------            -------
  Denominator - weighted average number
     of common shares outstanding                    523,086            524,738            522,792            526,368
                                                    --------            -------            -------            -------

  Basic earnings per common share                   $   1.97               1.96               3.64               3.83
                                                    ========            =======            =======            =======

Diluted EPS Computation:
  Numerator                                         $  1,029              1,031              1,903              2,015
                                                    --------            -------            -------            -------

  Denominator:
     Weighted average number of common
       shares outstanding                            523,086            524,738            522,792            526,368
     Dilutive effect of stock options                  4,576              3,051              4,576              3,051
                                                    --------            -------            -------            -------
                                                     527,662            527,789            527,368            529,419
                                                    --------            -------            -------            -------

  Diluted earnings per common share                 $   1.95               1.95               3.61               3.81
                                                    ========            =======            =======            =======

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

         There have been no material changes in reported market risks during the six months ended June 30, 2001. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:


                  Date of Sale                 Number of Shares of Common Stock Sold            Price Per Share
                  ------------                 -------------------------------------            ---------------

                  May 30, 2001                                   100                                $     58.15


         The aggregate proceeds of the shares sold were $5,815.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The annual meeting of stockholders was held April 10, 2001.

(b)      Election of the following members of the board of directors:

                  J. Gregory Brock, Arthur J. Dyer, Rufus W. Gonder, G.B. Greene and Robert W. Jones

(c)      (1) Each of the above directors were elected by the following tabulation:


                         Number
                       of Shares                                             Broker
                         Voting          For       Against     Withheld    Non-Votes
                       ---------         ---       -------     --------    ---------

J. Gregory Brock        329,184        305,207        --        23,977        0
Arthur J. Dyer          329,184        305,207        --        23,977        0
Rufus W. Gonder         329,184        299,258        --        29,926        0
G.B. Greene             329,184        305,207        --        23,977        0
Robert W. Jones         329,184        313,816        --        15,368        0

(c)      (1) Continued

         The following directors terms of office were continued after the meeting:

             Paul O. Barnes, Dean I. Gillespie, C. Levoy Knowles, Charles C. Jacobs Douglas Milner, John J. Savage, Jr., Carl M. Stanley

         (2) The ratification of the selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2001 was as follows:


            Number of                                                               Broker
          Shares Voting         For            Against            Withheld        Non-Votes
          -------------         ---            -------            --------        ---------

            329,184           304,743          23,793               648               0


(d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None

(b) No reports on Form 8-K were filed during the quarter for which this Report is filed.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  FIRST MCMINNVILLE CORPORATION
                                                  -----------------------------
                                                          (Registrant)


DATE:      August 9, 2001                /s/   Charles C. Jacobs
     ---------------------------         --------------------------------------
                                         Charles C. Jacobs
                                         President and Chief Executive Officer


DATE:      August 9, 2001                /s/   Kenny D. Neal
     ---------------------------         --------------------------------------
                                         Kenny D. Neal
                                         Chief Financial and Accounting Officer