Form 10-Q
period 2001-09-30
FIRST MCMINNVILLE CORP
filed 2001-11-13
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD
FROM _______________ TO _______________

Commission File Number 2-90200

FIRST MCMINNVILLE CORPORATION

(Exact Name of Registrant As Specified in its Charter)

Tennessee	62-1198119

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

200 East Main Street, McMinnville, TN 37110

(Address of Principal Executive Offices and Zip Code)

(931) 473-4402

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 13, 2001 – 520,697 .

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the “Bank”) are as follows:

Consolidated Balance Sheets — September 30, 2001 and December 31, 2000.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2001 and 2000.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2001 and 2000.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2001 and 2000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000

(Unaudited)

	September 30,	December 31,
	2001	2000

	(In Thousands)
Assets

Loans	$137,337	136,046

Less: Allowance for loan losses	(1,853)	(1,711)

Net loans	135,484	134,335

Securities:

Held to maturity, at cost (market value $66,130,000 and $39,475,000, respectively)	64,415	39,410

Available-for-sale, at market (amortized cost $54,214,000 and $85,666,000, respectively)	54,826	83,710

Federal funds sold	9,600	—

Interest-bearing deposits in other banks	46	63

Other earning assets	1,137	1,082

Total earning assets	265,508	258,600

Cash and due from banks	6,838	4,364

Bank premises and equipment, net of accumulated depreciation	2,103	2,228

Accrued interest receivable	2,259	2,480

Deferred tax asset	—	932

Other real estate	98	70

Other assets	439	486

Total assets	$277,245	269,160

Liabilities and Stockholders’ Equity

Deposits	$213,251	210,852

Securities sold under repurchase agreements	18,492	13,981

Short-term borrowings	125	—

Federal funds purchased	—	2,000

Advances from Federal Home Loan Bank	1,000	1,000

Accrued interest and other liabilities	2,544	3,620

Deferred tax liability	43	—

Total liabilities	235,455	231,453

Stockholders’ equity:

Common stock, $2.50 par value; authorized 5,000,000 shares, issued 610,155 shares and 609,225 shares, respectively	1,525	1,523

Additional paid-in capital	1,810	1,760

Retained earnings	41,724	39,121

Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $232,000 and $743,000, respectively	380	(1,213)

	45,439	41,191

Less cost of treasury stock of 88,869 shares and 86,767 shares, respectively	(3,649)	(3,484)

Total stockholders’ equity	41,790	37,707

Total liabilities and stockholders’ equity	$277,245	269,160

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months Ended September 30, 2001 and 2000
and Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Dollars In Thousands, Except Per Share Amount)
Interest income:

Interest and fees on loans	$2,805	2,828	8,458	8,364

Interest and dividends on securities:

Taxable securities	1,505	1,626	4,816	4,874

Tax exempt from Federal income taxes	415	345	1,178	1,049

Interest on federal funds sold	49	—	98	—

Interest on interest-bearing deposits in other banks and other interest	—	1	1	2

Total interest income	4,774	4,800	14,551	14,289

Interest expense:

Interest on negotiable order of withdrawal accounts	166	194	531	570

Interest on money market demand and savings accounts	246	261	780	813

Interest on certificates of deposit	1,840	1,921	5,912	5,291

Interest on securities sold under repurchase agreements and short term borrowings	153	149	476	419

Interest on Federal funds purchased	—	77	43	314

Interest on advances from Federal Home Loan Bank	13	31	41	137

Total interest expense	2,418	2,633	7,783	7,544

Net interest income	2,356	2,167	6,768	6,745

Provision for loan losses	45	45	135	135

Net interest Income after provision for loan losses	2,311	2,122	6,633	6,610

Other income:

Service charges on deposit accounts	118	129	365	369

Other fees and commissions	78	117	207	250

Commissions and fees on fiduciary activities	16	16	40	64

Security gains related to available-for-sale securities	3	—	3	—

Other income	6	7	20	21

Total other income	221	269	635	704

Other expenses:

Salaries and employee benefits	682	681	1,983	1,969

Occupancy expenses, net	53	56	151	156

Furniture and equipment expense	14	17	47	53

Data processing expense	46	30	146	95

FDIC insurance	10	11	30	31

Other operating expenses	201	203	675	666

Total other expenses	1,006	998	3,032	2,970

Earnings before income taxes	1,526	1,393	4,236	4,344

Income taxes	460	411	1,267	1,347

Net earnings	$1,066	982	2,969	2,997

Basic earnings per common share	$2.04	1.88	5.68	5.71

Diluted earnings per common share	$2.02	1.86	5.62	5.67

Dividends per share	$—	—	.70	.65

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		(In Thousands)
	2001	2000	2001	2000

Net earnings	$1,066	982	2,969	2,997

Other comprehensive earnings, net of tax:

Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $278,000, $432,000, $975,000 and $340,000, respectively	457	707	1,595	555

Less: reclassification adjustment for gains included in net earnings, net of tax of $1,000	(2)	—	(2)	—

Other comprehensive earnings	455	707	1,593	555

Comprehensive earnings	$1,521	1,689	4,562	3,552

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2001 and 2000

Increase (Decrease) in Cash and Cash Equivalents

	2001	2000

	(In Thousands)
Cash flows from operating activities:

Interest received	$14,717	14,157

Fees and commissions received	632	704

Interest paid	(7,943)	(7,095)

Cash paid to suppliers and employees	(2,640)	(2,669)

Income taxes paid	(1,200)	(1,452)

Net cash provided by operating activities	3,566	3,645

Cash flows from investing activities:

Proceeds from maturities of held-to-maturity securities	32,388	2,437

Proceeds from maturities of available-for-sale securities	70,773	212

Purchase of available-for-sale securities	(39,318)	(682)

Purchase of held-to-maturity securities	(57,393)	(1,092)

Loans made to customers, net of repayments	(1,312)	(1,201)

Purchase of premises and equipment	(27)	(337)

Decrease in interest bearing deposits in financial institutions	17	—

Proceeds from sale of other real estate	—	74

Net cash provided by (used in) investing activities	5,128	(589)

Cash flows from financing activities:

Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	1,434	(5,048)

Net increase in time deposits	965	15,449

Increase (decrease) in securities sold under repurchase agreement	4,511	(555)

Decrease in Federal funds purchased	(2,000)	(5,800)

Dividends paid	(1,542)	(1,512)

Payments to acquire treasury stock	(181)	(664)

Proceeds from sales of common stock	52	1

Proceeds from sale of treasury stock	16	—

Proceeds from short-term borrowings	125	—

Repayment of advances from Federal Home Loan Bank	—	(5,200)

Net cash provided by financing activities	3,380	(3,329)

Net increase (decrease) in cash and cash equivalents	12,074	(273)

Cash and cash equivalents at beginning of period	4,364	4,665

Cash and cash equivalents at end of period	$16,438	4,392

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2001 and 2000

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2001	2000

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$2,969	2,997

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	149	85

Provision for loan losses	135	135

Security gains related to available-for-sale	(3)	—

Loss on disposal of premises and equipment	3	—

FHLB dividend reinvestment	(55)	(47)

Decrease in refundable income taxes	67	58

Decrease (increase) in interest receivable	221	(85)

Decrease in taxes payable	—	(163)

Increase (decrease) in interest payable	(160)	449

Decrease (increase) in other assets	(28)	25

Increase in other liabilities	268	191

Total adjustments	597	648

Net cash provided by operating activities	$3,566	3,645

Supplemental schedule of non-cash activities:

Unrealized gain in value of securities available-for-sale, net of income taxes of $975,000 and $340,000, respectively	$1,593	555

Transfer of loans to other real estate	$98	30

Transfer of other real estate to loans	$70	—

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

     In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the nine months and three months ended September 30, 2001 and 2000, comprehensive earnings for the nine months and three months ended September 30, 2001 and 2000 and changes in cash flows for the nine months ended September 30, 2001 and 2000. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward — Looking Statements

     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumns and pricing and deposit volumn and mix. These assumptions are inherently uncertain, and, as a result, interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors.

     Based on the results of the analysis as of September 30, 2001, the Company would expect net interest income to decrease approximately $470,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase approximately $470,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of September 30, 2001 was 0.89 to 1.00 (0-91 days) and 0.79 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity.

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.8 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2001 commercial, consumer and other loans of approximately $25.6 million and mortgage loans of approximately $6.1 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $47.5 million will become due during the next twelve months. The Bank’s deposit base increased approximately $2.4 million during the nine months ended September 30, 2001. Securities sold under repurchase agreements increased approximately $4.5 million during the nine months ended September 30, 2001. The increase in securities sold under agreements to resell was approximately $2.9 million during the quarter ended September 30, 2001. The deposit base increased approximately $10.4 million during the nine months ended September 30, 2000. Federal funds sold were $9.6 million at September 30, 2001 and $4.0 million at June 30, 2001. Federal funds purchased were $2.0 million at December 31, 2000. Advances from the Federal Home Loan Bank were $1.0 million at September 30, 2001, June 30, 2001 and December 31, 2000. These advances are scheduled to mature during the next twelve months.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts except as discussed in the preceding paragraph.

     The Subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At September 30, 2001, the Bank can declare during the remainder of 2001 cash dividends in an aggregate amount not to exceed approximately $7.0 million, exclusive of any 2001 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 15.1% at September 30, 2001 and 14.0% at December 31, 2000. The increase in the ratio resulted primarily from an increase in the net unrealized gain on securities available for sale of approximately $1,593,000 and net earnings of $2,969,000 during the nine months ended September 30, 2001. Total assets increased 3.0% during the nine months ended September 30, 2001. The annualized rate of return on stockholders’ equity for the first nine months of 2001 was 10.5% compared to 11.5% for the comparable period in 2000. This ratio decreased in part due to the increase in stockholders’ equity related to the net gain on securities available for sale during the nine months ended September 30, 2001 of approximately $1.6 million. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends paid during 2000 were $2.90 per share. Dividends of $366,000 and $341,000 or $.70 and $.65 per share were declared in the nine months ended September 30, 2001 and 2000, respectively. Cash dividends will be increased in the remainder of 2001 over 2000 only in the discretion of the Board of Directors and as profits permit. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Actions taken by the Board of Governors of the Federal Reserve System have resulted in multiple decreases in interest rates during the past twelve months and lower interest rates on new issue debt securities. The Company’s securities portfolio consists primarily of debt securities with an average yield greater than the current market rate. These factors have contributed to an unrealized gain on securities available-for-sale of $380,000 (net of income taxes of $232,000) at September 30, 2001.

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.9%, a total capital to risk-based ratio of 28.1% and a Tier 1 leverage ratio of 15.1%, and was thus in the “well capitalized” category under the regulations.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2001.

     On April 8, 1997, the Company’s stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30 per share. At September 30, 2001, 5,355 shares had been exercised and 22,385 shares were exercisable. The shares granted to Directors totaling 21,000 vest over a period of three years and 19,500 shares are fully vested at September 30, 2001. Shares granted to officers and employees are exercisable over a period of 10 years or the number of years until the optionee reaches age 65, whichever is less.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

     Net earnings were $2,969,000 for the nine months ended September 30, 2001 as compared to $2,997,000 for the same period in 2000. Net earnings were $1,066,000 for the quarter ended September 30, 2001 as compared to $982,000 during the same quarter in 2000.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

     The Company’s interest income, excluding tax equivalent adjustments, increased by $262,000 or 1.8% during the nine months ended September 30, 2001 as compared to the comparable period in 2000. Interest income for the quarter ended September 30, 2001 decreased $26,000 or .5% when compared to the quarter ended September 30, 2000 and $101,000 or 2.1% as compared to the second quarter of 2001. The decrease for the third quarter of 2001 compared to the same period in 2000 and compared to the quarter ended June 30, 2001 were primarily attributable to a decrease in interest rates during the fourth quarter of 2000 and during 2001. The ratio of average earning assets to total average assets was 96.8% for the nine months ended September 30, 2001 as compared to 96.0% for the same period in 2000.

     Interest expense increased by $239,000 for the nine months ended September 30, 2001 or 3.2% as compared to the same period in 2000. Interest expense for the quarter ended September 30, 2001 decreased $215,000 or 8.2% as compared to the quarter ended September 30, 2000. Interest expense for the quarter ended September 30, 2001 decreased $203,000 or 7.7% over the quarter ended June 30, 2001. The decreases in interest expense can be attributable primarily to decreases in interest rates over the past twelve months.

     The foregoing resulted in net interest income of $6,768,000 for the nine months ended September 30, 2001, an increase of $23,000 or .3% compared to the prior year period. Net interest income for the quarter ended September 30, 2001 increased $189,000 or 8.7% as compared to the third quarter of 2000 and $102,000 or 4.5% over the quarter ended June 30, 2001.

     The following schedule details the loans of the Company at September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

	(In Thousands)
Commercial, financial and agricultural	$35,266	37,814

Real estate — construction	4,893	3,134

Real estate — mortgage	94,642	92,172

Consumer	2,536	2,926

	$137,337	136,046

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The provision for loan losses was $135,000 for the first nine months of 2001 and 2000. The provision was $45,000 for each of the quarters ended September 30, 2001 and 2000. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

     The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

     A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     The Company’s first mortgage single family residential and consumer loans which total approximately $62,718,000 and $2,536,000, respectively at September 30, 2001, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan should be considered to be impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2001 and 2000, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the two nine month periods then ended.

     Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.

     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2001, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

	Recorded	Recorded
(In Thousands)	Investment	Investment

Recorded investment	$1,873	$1,785

Allowance for loan losses	$538	$535

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral. The estimation of collateral “fair value” is not an exact science and involves subjective judgments which are not guaranteed.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The average recorded investment in impaired loans for the nine months ended September 30, 2001 and 2000 was $2,026,000 and $2,822,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $127,000 and $195,000 for 2001 and 2000, respectively.

     The following schedule details selected information as to non-performing loans of the Company at September 30, 2001:

	September 30, 2001

	Past Due
	90 Days	Non-Accrual

Real estate loans	$119	—

Installment loans	8	—

Commercial	19	—

	$146	—

Renegotiated loans	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2001	2000

Balance, January 1, 2001 and 2000, respectively	$1,711	1,502

Add (deduct):

Losses charged to allowance	(50)	(42)

Recoveries credited to allowance	57	100

Provision for loan losses	135	135

Balance, September 30, 2001 and 2000, respectively	$1,853	1,695

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of September 30, 2001 and December 31, 2000:

	September 30,
	2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$6,262	3,300	2,926	36

Real estate mortgage	1,881	86	1,795	—

Real estate construction	—	—	—	—

Consumer	92	—	92	—

	$8,235	3,386	4,813	36

	December 31,
	2000

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$2,284	358	1,889	37

Real estate mortgage	1,538	—	1,538	—

Real estate construction	—	—	—	—

Consumer	108	—	108	—

	$3,930	358	3,535	37

     The increase in the internally graded loans is concentrated in three loans that were downgraded during the nine months ended September 30, 2001. All of the loans are performing and management believes there is adequate collateral on each loan. The loans were downgraded due to anticipated decreases in these customers’ projected cash flows primarily due to a slowing down economy. Two of the loans are secured by commercial and residential rental property and one loan is secured by property on which a restaurant is located.

     Residential real estate loans that are graded substandard totaling $1,881,000 and $1,538,000 at September 30, 2001 and December 31, 2000, respectively, consist of thirty four and thirty three individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The collateral values, based on estimates received by management, securing the above internally graded loans total approximately $12,133,000 ($2,774,000 related to real property and $9,359,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

     The following detail provides a breakdown of the allocation of the allowance for possible loans losses:

	September 30, 2001		December 31, 2000

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,333	26%	$1,280	28%

Real estate construction	14	3	8	2

Real estate mortgage	473	69	381	68

Consumer	33	2	42	2

	$1,853	100%	$1,711	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income excluding securities transactions decreased $72,000 or 10.2% during the nine months ended September 30, 2001 as compared to the same period in 2000. There was a decrease during the quarter ended September 30, 2001 of $51,000 or 19.0% as compared to the comparable quarter in 2000. Commissions and fees on fiduciary activities decreased $24,000 primarily due to the closing of one large trust account during the latter part of 2000. Appraisal fees decreased $12,000, preparation fees decreased $7,000, commissions on investment banking and advisory services decreased $16,000 and other decreases totaled $13,000. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Securities gains during the nine months ended September 30, 2001 amounted to $3,000. The gains during 2001 related to transactions in the available-for-sale category. There were no securities gains during 2000. These gains were incurred primarily in conjunction with management’s strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

     Non-interest expense was $3,032,000 and $2,970,000 for the nine months ended September 30, 2001 and 2000, respectively. Non-interest expense was $1,006,000 and $998,000 for each quarter ended September 30, 2001 and 2000, respectively. This increase was due primarily to depreciation related to the installation of new computer equipment and software during the third quarter of 2000.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except share amounts)	2001	2000	2001	2000

Basic EPS Computation:

Numerator — income available to common shareholders	$1,066	982	2,969	2,997

Denominator — weighted average number of common shares outstanding	522,791	523,020	522,791	525,244

Basic earnings per common share	$2.04	1.88	5.68	5.71

Diluted EPS Computation:

Numerator	$1,066	982	2,969	2,997

Denominator:

Weighted average number of common shares outstanding	522,791	523,020	522,791	525,244

Dilutive effect of stock options	5,099	3,747	5,099	3,747

	527,890	526,767	527,890	528,991

Diluted earnings per common share	$2.02	1.86	5.62	5.67

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Impact of Inflation

     The primary impact which inflation has on the results of the Company’s operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market’s expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not appeared to have a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the effect on profits is not expected to be significant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits. Based upon the nature of the Company’s current operations, the Company is not subject to foreign currency exchange or commodity price risk.

     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. Such meetings are intended to focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

     There are no material changes in reported market risks during the nine months ended September 30, 2001 known to management. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Shares of the Company’s common stock were sold out of Treasury to a newly elected Director and executive employee.

	Number of Shares
Date of Sale	of Common Stock Sold	Price Per Share

September 27, 2001	200	$79.25

     The aggregate proceeds of the shares sold were $15,850.

     There were no underwriters and no underwriting discounts or commissions. The sale was for cash.

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

     (a)  None.

     (b)  Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a)  None

     (b)  Not Applicable

     (c)  Not Applicable

     (d)  Not Applicable

PART II. OTHER INFORMATION, CONTINUED

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None.

     (b)  No reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)

DATE: November 13, 2001	/s/ Charles C. Jacobs Charles C. Jacobs President and Chief Executive Officer

DATE: November 13, 2001	/s/ Kenny D. Neal Kenny D. Neal Chief Financial and Accounting Officer