Form 10-K
period 2001-12-31
FIRST MCMINNVILLE CORP
filed 2002-03-15
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 2-90200

FIRST MCMINNVILLE CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1198119 (I.R.S. Employer Identification No.)

200 East Main Street McMinnville, Tennessee (Address of principal executive offices)	37110 (Zip Code)

Registrant’s telephone number	(931) 473-4402

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

$2.50 per value common stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based upon the last privately negotiated transaction in the shares known to management (in that there exists no established public trading market for registrant’s shares and no bid or asked prices of such stock are available) of the Registrant’s common equity held by non-affiliates as of January 31, 2002, is approximately $37,618,437. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the registrant are owned by “affiliates,” a status that each of such directors and executive officers individually disclaims. This is based on an estimated 465,863 shares held by non-affiliates at January 31, 2002. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2002, 520,898 shares of the Registrant’s common voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Specified portions of the Annual Report to Security Holders for fiscal year ended December 31, 2001, and portions of the definitive proxy materials filed with the Commission under Regulation 14A, each as set forth in the Exhibit Index.

FIRST MCMINNVILLE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First McMinnville Corporation (the “Company”) and First National Bank of McMinnville operate, projections of future performance, perceived opportunities in the market and any statements regarding the Company’s goals, business plans, and/or areas of concern. The Company’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business — Factors That May Affect Future Results of Operation.”

ITEM 1. BUSINESS

Description of Business

The Company

First McMinnville Corporation (the “Company”) is a one bank holding company that, at February 1, 2002, owned all of the stock of the First National Bank of McMinnville (the “Bank” or “First National Bank”). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).

The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to those of the Bank in 2001. The Company’s principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2001, the Company had total assets of approximately $283,721,000 and total Shareholders’ equity of $41,380,000. The Company reported net earnings of approximately $4,147,000 for fiscal 2001. At December 31, 2001, the Bank’s total loans (net of allowance for possible loan losses of $1,804,000) were $138,927,000 and its total deposits were $213,275,000. As of that date, the Company’s Tier 1 capital ratio was 26.4%, its total risk-based capital ratio was 27.5%, and its leverage ratio was 14.6%. Please refer to the company’s Consolidated Financial Statements contained in its 2001 Annual Report to Stockholders for additional information.

During 2001 the Bank has continued to focus on developing its financial services business in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, the real estate development business, local industry, business executives, professionals and other individuals. The Bank operates throughout Warren County, Tennessee, with three offices located in McMinnville and one located in each of Morrison and Viola. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.

The Company’s principal executive offices are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

The Bank

The First National Bank of McMinnville (“First National Bank” or the “Bank”) is a commercial bank with deposits insured by the Bank Insurance Fund that is administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is chartered under the National Bank Act. It is subject to examination, supervision and regulation by the FDIC and by the Office of the Comptroller of the Currency (called the “OCC”). The Bank was initially chartered in 1874.

The First National Bank operates five full-service banking offices located in Warren County, Tennessee. Its main office is located in McMinnville, Tennessee and it has additional branches in McMinnville, Morrison, and Viola, Tennessee. The Bank provides banking, trust and other financial services throughout the Tennessee markets of Warren County and other contiguous counties, as well as, to a lesser extent, other areas. The Bank operates four automated teller machines (“ATMs”).

For retail customers, the First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank is a correspondent bank of First Tennessee Bank National Association, Chattanooga, Tennessee, and National Bank of Commerce, Birmingham, Alabama. The Bank operates a trust department. The Company and the Bank intend for the foreseeable future to concentrate their efforts in their existing markets. The Bank has recently formed a subsidiary known as First Community Title & Escrow Company to engage in the title insurance business, as agent.

The Bank’s primary source of income in 2001 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 97% of its gross earnings from interest income and approximately 3% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Southern Middle Tennessee, primarily in the Warren County and surrounding county trade areas, through its commercial banking operations.

The Bank engages in a full service commercial and consumer banking business, including the following services:

•	Accepting time and demand deposits,

•	Providing personal and business checking accounts at competitive rates, and

•	Making secured and unsecured commercial and consumer loans.

The Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base which consists principally of individuals and small and medium-sized businesses. The Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently-applied credit policies.

The Bank’s acceptance of time, demand, and savings deposits includes NOW accounts, money market accounts, regular savings accounts, and certificates of deposit.

The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Residential mortgages and small business loans are core products. Consumer loans include revolving credit lines and installment loans.

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

• personalized service	• interest bearing accounts, such as CD’s and IRA’s

• money market accounts	• safe deposit boxes

• night deposit services	• drive-through banking

• on-line banking	• super NOW accounts, small business checking

• Hometown Direct (direct deposit services)	• travelers’ checks

• telephone banking	• trust department services

For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank has a number of correspondent bank relationships, through which the Bank is effectively able to offer customers services generally available only from larger financial institutions.

The Bank’s primary service area is located in Warren County, Tennessee, and the counties surrounding Warren County. Within the defined service area of the Bank’s main office, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most daunting challenges faced by the Bank in particular and the financial services sector in general.

The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.

There also has been a number of recent legislative and regulatory proposals designed to overhaul or otherwise “strengthen” the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Gramm-Leach-Bliley Act of 1999” in late 1999 was an important development. See “Financial Services Modernization Act,” below.

Expenditures for research and development activities were not material for the years 1999, 2000, or 2001.

Neither the Bank nor any of its significant subsidiaries is dependent upon a single customer or very few customers.

At December 31, 2001, the Bank and its subsidiaries had sixty-two full-time and nine part-time employees, not including contract labor for certain services.

Please refer also to the Consolidated Financial Statements for additional, important information concerning the Bank.

The principal executive offices of the Bank are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

Financial Summary of the Company

A financial summary of the Company and its consolidated subsidiary, the First National Bank, is set forth below (amounts are rounded). Please refer also to the Consolidated Financial Statements for additional, important information concerning the Company and First National Bank.

DECEMBER 31

(Dollars in Thousands Except Per Share)

	2001	2000	1999	1998	1997

Total Assets	$283,721	$269,160	$263,707	$243,027	$212,765
Total Earning Assets	271,789	258,600	251,844	233,130	203,272
Deposits	213,275	210,852	195,924	185,305	172,891
Stockholders’ Equity	41,380	37,707	33,600	34,886	32,557
Gross Revenues	20,043	20,121	19,239	18,078	16,309
Net Earnings	4,147	3,896	4,216	3,870	3,581
Basic Earnings Per Share	7.94	7.43	7.91	7.24	6.68
Diluted Earnings Per Share	7.87	7.37	7.88	7.23	6.67

Subsidiary

The First National Bank is the Company’s sole subsidiary. The Bank has one, newly formed, operating subsidiary, which is First Community Title & Escrow Company, a title insurance agency.

Services To and Transactions with Subsidiary

Intercompany transactions between the Company and its subsidiary, the First National Bank, are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its Board of Directors and with the officers elected by the Bank’s Board.

Expansion Strategy and Subsidiaries

The Company, through the Bank, will continue to focus on expansion through internal organic growth. However, the Company becomes aware from time to time of opportunities for growth through acquisition. The Company’s philosophy in considering such a transaction is to evaluate the acquisition for its potential to bolster the Company’s presence in its chosen markets as well as for long-term profitability. Ultimately, the purpose of any such acquisition should be to enhance long-term shareholder value. Presently, there are no ongoing discussions that should be disclosed pursuant to federal or state securities laws.

Forward-Looking Statements

In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide readers of this Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes, new developments, or of unanticipated events, circumstances, or results.

Supervision and Regulation

The commercial banking business is highly regulated. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the Company. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company and the Bank are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the Tennessee Department of Commerce and Insurance (Insurance Division). To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

General

First McMinnville Corporation The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company is subject to examination, regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act with the Federal Reserve Board. The Company is also subject to Tennessee regulations.

The Bank Holding Company Act permits the Federal Reserve Board to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching.”

The Company is also a bank holding company within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2001, the Company estimates that it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee and national banks can do likewise. See “Interstate Banking and Branching.”

The Company’s common stock is registered under Section 12 of the Exchange Act. As a result, the Company is required to file quarterly, annual and other types of reports with the Securities and Exchange Commission under the Exchange Act. The Company is subject to the information, proxy solicitation, and other requirements and restrictions of the Exchange Act.

The First National Bank of McMinnville. The Company’s subsidiary Bank is subject to supervision and examination by applicable federal and state banking agencies. The Bank is chartered under the National Bank Act and it is a member of the Federal Reserve System. All national banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the Federal Deposit Insurance Act. (See 12 U.S.C. § 1811, et seq.) Therefor, the Bank is subject to supervision, regulation, and examination by the OCC and, to some extent, by the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Strict compliance at all times with state and federal banking laws, as well as other laws, is and will continue to be required. The Bank believes that the experience of its executive management will assist it in its continuing efforts to achieve the requisite level of compliance. Certain provisions of Tennessee law may be preempted by existing and future federal laws, rules and regulations and no prediction can be made as to the impact of preemption on Tennessee law or the regulation of the Bank thereunder.

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

Federal law restricts the timing and amount of dividends that may be paid by the Bank. The Bank, as a national bank, is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of the Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). The payment of dividends by any financial institution subsidiary may also be affected by other factors, such as the critical requirement of the maintenance of adequate capital. Please refer to the Consolidated Financial Statements and to Item 5 of this Report, “Market for Registrant’s Common Equity and Related Stockholder Matters,” for additional information on dividends. See also the section of this Report entitled “Capital Adequacy.” Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution may not make any capital distributions (including the payment of dividends) or pay any management fees to its holding company or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. It is presently anticipated that the Company will pay a cash dividend in 2002 consistent with past practices. However, the payment of dividends by the Company and the Bank may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.” Dividends will be paid only as the Board of Directors may determine from time to time in accordance with legal requirements and principles of safety and soundness.

Bank Holding Company Act

The Company is a bank holding company and thus subject to examination, regulation and supervision by the Federal Reserve Board. The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and generally requires that a bank holding company engage in banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted. See “Interstate Banking and Branching.”

Failure to meet capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Bank. Those qualitative judgments could also affect the Bank’s capital status and the amounts of dividends that the Bank may distribute. See “Prompt Corrective Action” and “Capital Adequacy.” At December 31, 2001, management believes that the Company and the Bank met all such capital requirements to which they are subject.

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non–preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between the Bank on the one hand and the Company (and “nonbank” bank holding company) affiliates on the other hand.

Under the Bank Holding Company Act, prior to March 13, 2000, bank holding companies could not in general directly or indirectly acquire the ownership or control of more than 5% of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board, and the Bank Holding Company Act also generally limited the types of activities in which a bank holding company and its subsidiaries could engage to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Since March 13, 2000, eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are financial in nature generally without the prior approval of the Federal Reserve Board. See “Financial Services Modernization Act.” The Company has not elected to become a financial holding company but believes that it is eligible to do so.

The Federal Reserve Board may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, a bank holding company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

The Bank Holding Company Act prohibits, except in certain statutorily prescribed instances, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, a bank holding company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. See “Cross-Guarantee Liability.” In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

Under the Bank Holding Company Act and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. Further, a bank holding company is required by the Federal Reserve Board to maintain specified minimum capital. See “Capital Adequacy.”

Bank holding companies within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances.

National Bank Act Regulation

The Bank is chartered as a national banking association under the banking laws of the United States. As such, the Bank is subject to a myriad of federal and state banking and corporate laws, and to supervision, regulation and examination by the OCC, although such regulation and examination is for the protection of the banking system and the deposit insurance fund managed by the FDIC and not for the protection of shareholders or any other investors. The OCC is the Bank’s primary federal regulator. It is intended that the Bank’s deposit accounts will always be insured up to applicable limits by the FDIC. The Bank files and will continue to be required to file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. A variety of laws serves to limit the amount of dividends payable by the Bank. See “Payment of Dividends.”

The deposits of the Bank are insured to a maximum of $100,000 per depositor, subject to certain aggregation rules that can have the effect of limiting the amount of deposit insurance coverage. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund, and the Savings Association Insurance Fund), are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank’s deposits are insured under the Bank Insurance Fund. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay a premium for deposit insurance on insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis.

National banking statutes regulate a variety of the banking activities of the Bank including required reserves, permitted investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under federal law, a national bank is prohibited from lending to any one person, firm or corporation amounts more than a specified percentage of its equity capital accounts, with very limited exceptions. The Bank must obtain the prior approval of the OCC for a variety of matters. These include branching, relocations, mergers, acquisitions, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the Banks’ operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits and chargeable as interest on loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Adequacy.”

The National Bank Act is codified at 12 U.S.C. §§1, et seq.

Capital Adequacy

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%, and the minimum ratio of Tier 1 Capital (defined below) to risk-weighted assets is 4%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (Tier 1 Capital). The remainder may consist of qualifying subordinated debt, certain types of mandatory convertible securities and perpetual debt, other preferred stock and a limited amount of loan loss reserves.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 3% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

At December 31, 2001, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

	First McMinnville	Well-Capitalized	Minimum Required
	Corporation	Institutions*	by Regulation
Tier 1 Capital	26.40%	6.00%	4.00%
Total Risk-Based Capital	27.50%	10.00%	8.00%
Leverage Ratios	14.60%	5.00%	4.00%

*See “Prompt Corrective Action” below.

The Federal Reserve Board, the FDIC and the OCC have adopted rules to incorporate market and interest-rate risk components into their risk-based capital standards and that explicitly identify concentration of credit risk and certain risks arising from non-traditional activities, and the management of such risks, as important factors to consider in assessing an institution’s overall capital adequacy. Under the market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities for banks with relatively large trading activities. Institutions will be able to satisfy this additional requirement, in part, by issuing short-term subordinated debt that qualifies as Tier 3 capital. The Company is not required to make any allocation of capital under these rules.

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2001.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action.”

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and First National Bank. For example, in 2001 the federal banking regulators issued regulations to establish special minimum capital requirements for equity investments in nonfinancial companies (defined as companies not previously determined to be financial in nature by the federal banking regulators) and the impact of such investments on a financial institution’s Tier 1 capital. These regulations are to become effective on April 1, 2002. On December 5, 2001, the Federal Reserve Board requested public comment on a proposed regulation to amend its risk-based capital guidelines to clarify that deferred tax assets in excess of the allowable amount (disallowed deferred tax assets) are included in the items deducted from Tier 1 capital for the purpose of determining the maximum allowable amount of Tier 2 capital that a banking organization may include in qualifying total capital; and the maximum allowable amount of term subordinated debt and intermediate-term preferred stock that may be treated as supplementary capital. (The Federal Reserve Board indicates that this change is to make its regulations consistent with those of the OCC and the FDIC.) The Company does not anticipate that these changes will adversely affect the Company or the Bank.

Further, some of the developments related to capital are international in scope. For instance, on January 16, 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank’s capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure.

The supervisory review aspect of the new framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

Further clarifications and changes were made in these proposals in 2001 and, on December 13, 2001, the Committee issued a press release intended to inform the public of the Committee’s continued work, and apparent progress, toward new guidelines. The Committee has announced that it expects to finalize its new, proposed capital accord in 2002 and to implement it by 2005. The Company cannot reliably predict whether the Committee will achieve its goals or what impact, if any, a new international capital accord might have on its consolidated operations. However, the Company believes that is capital position remains strong and that it meets all federal capital standards applicable to it and to the Bank.

Please refer to Items 7 and 8 of this Annual Report on Form 10-K for additional information about the Company’s and First National Bank’s respective capital positions.

Holding Company Structure and Support of the Bank

Because the Company is a holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that the Company may itself be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would likely be entitled to priority over creditors of the Bank, including the Company, in the event of liquidation of a bank subsidiary.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Cross-Guarantee Liability

Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the Bank are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Bank would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.

Prompt Corrective Action

The Federal Deposit Insurance Act requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. Under the Federal Deposit Insurance Act, insured depository institutions are divided into five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and is not subject to a directive, order or written agreement to meet and maintain specific capital levels. An institution is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above. An institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3% or a Leverage Ratio of less than 3% and critically undercapitalized if it fails to maintain a level of tangible equity equal to at least 2% of total assets. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

The Federal Deposit Insurance Act generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within ninety days of the date on which they become critically undercapitalized.

The Company believes that the Bank, as of December 31, 2001, had sufficient capital to qualify as well capitalized under applicable regulatory capital requirements.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, since June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the Interstate Branching Act and May 31, 1997. Tennessee did not opt out of interstate branching. The Interstate Branching Act further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. Tennessee did not enact such a law. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state explicitly permits de novo branching. As of 2001, Tennessee has adopted legislation permitting de novo branching in specified circumstances. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out of state, whether through an acquisition or de novo.

Transactions with Affiliates

There are various legal restrictions on the extent to which the Company and any present or future nonbank subsidiaries (including for purposes of this paragraph, in certain situations, subsidiaries of the Bank) can borrow or otherwise obtain credit from the Bank. There are also legal restrictions on the Bank’s purchases of or investments in the securities of and purchases of assets from the Company and its nonbank subsidiaries, the Bank’s loans or extensions of credit to third parties collateralized by the securities or obligations of the Company and its nonbank subsidiaries, the issuance of guaranties, acceptances and letters of credit on behalf of the Company and its nonbank subsidiaries, and certain bank transactions with the Company and its nonbank subsidiaries, or with respect to which the Company and its nonbank subsidiaries act as agent, participate or have a financial interest. Subject to certain limited exceptions, the Bank (including for purposes of this paragraph all subsidiaries of the Bank) may not extend credit to the Company or to any other affiliate (other than, if one existed, another bank subsidiary and certain exempted affiliates) in an amount which exceeds 10% of a subsidiary bank’s capital stock and surplus and may not extend credit in the aggregate to all such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount and quality of collateral which must secure such extensions of credit by the Bank to the Company or to such other affiliates. Also, extensions of credit and other transactions between the Bank and the Company or such other affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Also, the Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Off-Balance Sheet Financing

The Company engages in no material off-balance sheet financings. Information concerning the Bank’s off-balance sheet financing (such as unfunded lines of credit and outstanding stand-by letters of credit) are discussed in Note 14 of the Consolidated Financial Statements.

Transactions with the Company’s Accountants

As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2001, the aggregate audit fees billed or to be billed to the Company by Maggart & Associates, P.C. during 2001 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $47,500. That firm provided no professional services to the Company regarding financial information systems design and implementation during 2001. The aggregate fees billed or to be billed to the Company by Maggart & Associates, P.C. for 2001 for all services rendered to the Company, including tax related services, loan review, work on the Company’s Annual Report on Form 10-K, preparation of Company reports to the Federal Reserve Board, controls assessment of in-house IT/EDP department, but excluding audit fees and financial information systems design and implementation fees, totaled $37,430.

General Regulatory Factors

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989. That statute, called FIRREA, provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The banking regulators have not been reluctant to use the new enforcement authorities provided under FIRREA. Further, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

In 1991 Congress enacted FDICIA. That statute continued the trend toward placing increasingly stringent capital requirements on banks and thrifts having deposits insured through the Bank Insurance Fund and the savings association insurance fund. In addition, FDICIA increased the powers of regulatory authorities to intervene in the management of insured institutions such as the Bank, including matters relating to lending, sources of funding, asset growth, management compensation and internal controls, internal audit systems and information systems. Among other matters, the regulatory agencies were charged to establish operating ratios. These ratios include minimum earnings levels (sufficient to absorb losses to the institution without impairing the institution’s capital), a minimum ratio of market value to book value for publicly traded companies (to the extent deemed practicable), and a maximum ratio for classified assets to capital. FDICIA imposes stricter limitations on insider loans and clarifies and strengthens the limitations inherent in the credit aggregation rules. FDICIA makes it clear that insured depository institutions must develop and maintain strong capital and that those which do not maintain strong capital will be subject to extensive scrutiny and likely regulatory intervention. Financial institutions deemed to be undercapitalized, significantly undercapitalized, or critically undercapitalized are subject to rigorous regulatory response (including, particularly with respect to the last category, receivership). See “Capital Adequacy” and “Prompt Corrective Action.”

The Community Reinvestment Act and Certain Other Regulations

The federal law known as the Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, conducted in 1999, the Bank was rated at least “satisfactory.”

Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. See “Usury Provisions.” The Bank’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services. This is not an exhaustive discussion of laws, rules and regulations that affect and that will continue to have an impact on the Bank.

Usury Provisions

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum “formula rate” of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. At February 12, 2002, the maximum “formula rate” of interest was 8.75%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

The relative importance of the usury laws to the financial operations of the Bank varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Bank is unable to state whether existing usury laws have had or will have a material effect on its businesses or earnings.

Effects of Governmental Policies

The Bank is affected by the policies of various regulatory authorities, including the OCC, the Federal Reserve Board, and the FDIC. An important function of the Federal Reserve System is to regulate the national money supply.

In summary, the impact has been to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits ans what the Bank charges for loans), thus negatively affecting earnings.

Among the instruments of monetary policy used by the Federal Reserve Board are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve Board; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company and the Bank or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

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

Financial Services Modernization Act

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act, which is also known as the “Gramm-Leach-Bliley Act of 1999”:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

Presently, the Company does not plan to create a corporate structure as a “Financial Holding Company” within the meaning of the Financial Services Modernization Act. If the Company were to decide to utilize the ability to affiliate with other financial services providers, it would first have to become a “Financial Holding Company” as permitted under an amendment to the Bank Holding Company Act. To become a Financial Holding Company, the Company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because the Bank (as its sole financial institution subsidiary) is well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that the Bank, as the new bank holding company’s only insured depository institution subsidiary, has at least a “satisfactory” Community Reinvestment Act rating (which it does). See “The Bank - Community Reinvestment Act and Fair Lending Developments,” below. Management has, however, determined at this time that the Bank will not seek an election to become a Financial Holding Company. The Bank expects to continue to re-examine its decision under the Financial Services Modernization Act from time to time. Presently, however, given its current strategic business plan, market and financial conditions, regulatory capital requirements, general economic conditions, and other factors, the Bank does not intend to utilize any of its expanded powers provided in the Financial Services Modernization Act.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in “activities as principal that would only be permissible” for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because, under the so-called “wild-card” or “parity” statute (T.C.A. §45-2-601), Tennessee chartered commercial banks are generally permitted by the State of Tennessee to engage in any activity permissible for national banks, competitor state banks will also be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. These are described below.

The Financial Services Modernization Act permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

The Bank does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Bank. The impact of this or any other development under the Financial Services Modernization Act cannot be predicted.

The Act generally became effective March 11, 2000, although certain provisions took effect later, such as functional regulation (May 12, 2001), and compliance with privacy regulations (July 1, 2001). The Company has not elected, and presently does not plan to elect, to become a financial holding company. However, the Company could seek to make such an election in the future. The Company cannot predict at this time the potential effect that the Act will have on its business and operations, although the Company expects that the general effect of the Act will be to increase competition in the financial services industry generally.

FDIC Insurance Assessments; FDIC Funds Act

The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund to the statutory minimum of $2,000 for well capitalized banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund , including savings association deposits acquired by banks, continued to be assessed at a rate of between 23 cents and 31 cents per $100 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (“FDIC Funds Act”) was enacted and signed into law. The FDIC Funds Act provided for a special assessment to recapitalize the Savings Association Insurance Fund to bring the Savings Association Insurance Fund up to statutorily prescribed levels. The assessment imposed a one-time fee to banks that own previously acquired thrift deposits of $ .526 per $100 of thrift deposits they held at March 31, 1995. Neither the Company nor the Bank owned any such deposits and, accordingly, no such fee was paid. The FDIC Funds Act further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the Bank Insurance Fund (in addition to assessments currently imposed on depository institutions with respect to Savings Association Insurance Fund-insured deposits) to pay for the cost of Financing Company bonds (“FICO bonds”). All banks are being assessed to pay the interest due on FICO bonds since January 1, 1997. The cost to the Company on an annual basis has been determined to be immaterial.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by a federal bank regulatory agency.

Depositor Preference

Federal law provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver.

Insurance Activities

Through the Bank, the Company engages, or may engage, in limited sales of insurance policies and products as agent. Insurance activities are conducted (or expected to be conducted) in the State of Tennessee. Accordingly, such activities are subject to regulation by the Tennessee Department of Commerce and Insurance (Insurance Division). Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing, and marketing and sales practices, and overall market conduct. Sales of insurance by federally insured deposit institutions like the Bank are also subject to federal regulations, guidelines, and oversight.

Competition

The commercial banking business is highly competitive and the Company competes actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Company competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. For example, may of the Company’s competitors are affiliated with large bank holding company systems that have greater financial and other resources than the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company or the Bank.

The principal geographic area of the Company’s operations encompasses Warren County, Tennessee, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating dozens of offices and branches (exclusive of free-standing ATM’s) and holding an aggregate of approximately $546 million in deposits as of approximately June 30, 2001, of which approximately 39% are held by the Bank (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., Security Federal Savings Bank, Cumberland Bank, Firstar Bank, N.A., AmSouth Bank, Beacon Credit Union, and AEDC Credit Union, as well as with a variety of other banks, financial institutions, and financial services companies.

To compete with major financial institutions in its service area, the Company relies, in part, on specialized services, on a high level of personalized service and intensive customer-oriented services, local promotional activity, and personal contacts with customers by its officers, directors, and employees. For customers whose loan demands exceed the Bank’s lending limit, the Bank seeks to arrange for loans on a participation basis with correspondent banks. The Bank also assists customers requiring services not offered by the Bank in obtaining those services from its correspondent banks or other sources. Due to the intense competition in the financial industry, the Company makes no representation that its competitive position has remained constant, nor can it predict whether its position will change in the future.

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operation section contained in the 2001 Annual Report to Stockholders, which section is incorporated herein by reference.

Employees

At year-end 2001, the Bank employed sixty-two full-time and nine persons on a part-time, basis. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

Economic Conditions and Governmental Policy; Laws and Regulations

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials and non-interest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its borrowers, together with securities held in its investment portfolio, comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the Bank cannot be predicted by the Bank or the Company.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business - Supervision and Regulation.”

The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. The Company cannot predict changes in monetary policies or their impact on its operations and earnings.

Environmental Matters

The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and the Company’s activities. However, such laws may from time to time affect the Company in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.

Research

The Company makes no material expenditures for research and development.

Dependence Upon a Single Customer

The Company’s principal customers are generally located in the Southern Middle Tennessee area with a concentration in Warren County, Tennessee. The Company is not dependent upon a single customer or a very few customers. However, a substantial percentage of the Company’s total loans is secured by the assets of various businesses engaged in the nursery business, and by real estate, most of which property is located in or around Warren County, Tennessee. Accordingly, the Company has a significant concentration of credit that is dependent, under certain circumstances, on the continuing strength of the local nursery and real estate markets.

Line of Business

The Company’s principal business is the ownership of the Banks’ stock. The Bank operates under the National Bank Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of its consolidated total operating income from the commercial banking business in 2001.

Factors That May Affect Future Results of Operation

In addition to the other information contained in this Annual Report on Form 10-K, the following risks may affect the Company. If any of these risks occurs, the Company’s business, financial condition or operating results could be adversely affected.

The Company’s financial performance and profitability will depend on its ability to execute its corporate growth strategy and to manage recent and anticipated future growth. The Company’s success and profitability depend on the Company’s ability to maintain profitable operations through continued implementation of the Company’s community banking philosophy which emphasizes personal service and customer attention.

Changes in market interest rates may adversely affect the Company’s performance. For instance, the Company’s earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company’s business, financial condition and results of operations. The recent downward plunge of interest rates has had a decidedly negative effect on the Bank’s (and thus the Company’s) profitability in the past year. See Item 7, “Management’s Discussion and Analysis.”

The Company’s Warren County and Southern Middle Tennessee business focus and economic conditions in these areas could adversely affect our operations. This is true because our operations are centralized and focused on this narrowly defined geographic area, with a concentration in the local nursery industry. As a result of this geographic concentration, the Company’s operating results depend largely upon economic conditions in these areas. A deterioration in economic conditions in these market areas, particularly in the nursery and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Bank’s loan portfolio and on the demand for the Bank’s products and services, which in turn can be expected to have a negative, and perhaps material adverse, effect on results of operations of both the Bank and the Company.

As discussed above, the Company is subject to government regulation that could limit or restrict its activities. In turn, this could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on Company operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s consolidated results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, cannot yet be predicted but could adversely affect the Company.

Competition may adversely affect the Company’s performance. The financial services business in the Company’s market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. (For instance, AmSouth’s recent acquisition of First American National Bank is another example of consolidation in the financial services business in the

Company’s market areas.) The Company faces competition both in attracting deposits and in making loans. The Company competes for loans principally through the interest rates and loan fees charged and the efficiency and quality of services provided. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices charged by the Company and/or the Bank for services to fall. Thus results may differ in future periods depending upon the nature or level of competition.

If a significant number of the Bank’s borrowers, guarantors and related parties fail to perform as required by the terms of their loans, the Company will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of the Bank’s borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank’s credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect consolidated results of operations.

Recent Developments and Future Legislation

The following discussion contains a summary of recent legislative developments that can be expected to affect the Bank’s operations.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. The best known new development was the enactment of the Financial Services Modernization Act, which is expected to have an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It has also become possible to have “S corporation” tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

The rules for accounting for mergers and acquisitions and the accounting for goodwill have been changed. These changes could impact the Company’s evaluation of future acquisitions or mergers. However, the impact of these changes cannot be properly evaluated at this time.

Recently, there have been public calls for greater supervision of accounting functions and the need to assure auditor independence. This has been a particular result from the controversial collapse of the Enron Corporation. Presently, both the Bush Administration and Congress have issued various proposals related to auditing, consulting, and public disclosures by reporting companies. None of these proposals has been enacted into law.

The foregoing list is not intended to be exclusive or exhaustive. Other legislative and regulatory proposals that affect commercial banks and their competitors, and regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be reliably predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Bank and the Company.

SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

Certain selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” is set forth in the following pages.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

I.	Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rate and Interest Differential

The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company’s gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the “change due to rate” category.

Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $46,000, $43,000 and $29,000 for 2001, 2000 and 1999, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$136,168	8.45%	11,505	134,941	8.53%	11,511	105	(111)	(6)

Investment securities — taxable	92,732	6.64	6,153	89,776	7.29	6,541	216	(604)	(388)

Investment securities — tax exempt	32,772	4.90	1,605	28,005	4.97	1,393	237	(25)	212
Taxable equivalent adjustment	—	2.52	827	—	2.57	718	122	(13)	109

Total tax-exempt investment securities	32,772	7.42	2,432	28,005	7.54	2,111	359	(38)	321

Total investment securities	125,504	6.84	8,585	117,781	7.35	8,652	568	(635)	(67)

Federal funds sold	5,127	3.00	154	52	5.77	3	293	(142)	151

Interest-bearing deposits in banks	74	1.35	1	58	3.45	2	1	(2)	(1)

Total earning assets	266,873	7.59	20,245	252,832	7.98	20,168	1,120	(1,043)	77

Cash and due from banks	5,346			4,630

Allowance for possible loan losses	(1,798)			(1,622)

Bank premises and equipment	2,142			1,972

Other assets	3,237			5,292

Total assets	$275,800			263,104

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$27,731	2.33%	647	27,696	2.79%	774	1	(128)	(127)
Money market demand accounts	9,277	2.98	276	7,321	3.07	225	60	(9)	51
Other savings accounts	26,630	2.99	797	27,175	3.51	955	(19)	(139)	(158)
Certificates of deposit $100,000 and over	46,719	5.53	2,585	42,994	5.94	2,555	221	(191)	30
Certificates of deposit under $100,000	70,304	5.69	3,998	67,672	5.91	3,998	155	(155)	—
Individual retirement accounts	13,758	5.78	795	12,009	5.85	702	102	(9)	93

Total interest-bearing deposits	194,419	4.68	9,098	184,867	4.98	9,209	476	(587)	(111)
Demand	18,788	—	—	18,678	—	—			—

Total deposits	213,207	4.27	9,098	203,545	4.52	9,209	437	(548)	(111)

Federal funds purchased, securities under repurchase agreements and short-term debt	18,394	3.44	633	19,489	4.67	911	(51)	(227)	(278)
Advances from Federal Home Loan Bank	1,000	5.60	56	2,602	6.00	156	(96)	(4)	(100)

Total deposits and borrowed funds	232,601	4.21	9,787	225,636	4.55	10,276	317	(806)	(489)

Other liabilities	2,714			2,461
Stockholders’ equity	40,485			35,007

Total liabilities and stockholders’ equity	$275,800			263,104

Net interest income			10,458			9,892			566

Net yield on earning assets		3.92%			3.91%

Net interest spread		3.38%			3.43%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

	In Thousands, Except Interest Rates

	2000			1999			2000/1999 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$134,941	8.53%	11,511	130,190	8.37%	10,892	398	221	619
Investment securities — taxable	89,776	7.29	6,541	86,401	6.99	6,037	236	268	504

Investment securities — tax exempt	28,005	4.97	1,393	29,779	4.88	1,452	(87)	28	(59)
Taxable equivalent adjustment	—	2.57	718	—	2.51	748	(44)	14	(30)

Total tax-exempt investment securities	28,005	7.54	2,111	29,779	7.39	2,200	(131)	42	(89)

Total investment securities	117,781	7.35	8,652	116,180	7.09	8,237	114	301	415

Federal funds sold	52	5.77	3	188	6.38	12	(9)	—	(9)
Interest-bearing deposits in banks	58	3.45	2	—	—	—	2	—	2

Total earning assets	252,832	7.98	20,168	246,558	7.76	19,141	487	540	1,027

Cash and due from banks	4,630			5,019
Allowance for possible loan losses	(1,622)			(1,583)
Bank premises and equipment	1,972			1,962
Other assets	5,292			3,947

Total assets	$263,104			255,903

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

	In Thousands, Except Interest Rates

	2000			1999			2000/1999 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$27,696	2.79%	774	25,699	2.75%	707	32	35	67
Money market demand accounts	7,321	3.07	225	8,169	2.89	236	(25)	14	(11)
Other savings accounts	27,175	3.51	955	27,487	3.51	966	(11)	—	(11)
Certificates of deposit, $100,000 and over	42,994	5.94	2,555	39,458	5.24	2,068	185	302	487
Certificates of deposit under $100,000	67,672	5.91	3,998	62,855	5.21	3,275	251	472	723
Individual retirement accounts	12,009	5.85	702	11,572	5.40	625	24	53	77

Total interest-bearing deposits	184,867	4.98	9,209	175,240	4.49	7,877	433	899	1,332
Demand	18,678	—	—	19,002	—	—			—

Total deposits	203,545	4.52	9,209	194,242	4.06	7,877	377	955	1,332

Federal funds purchased, securities sold under repurchase agreements and short-term debt	19,489	4.67	911	18,457	4.35	802	45	64	109
Advances from Federal Home Loan Bank	2,602	6.00	156	5,175	5.41	280	(139)	15	(124)

Total deposits and borrowed funds	225,636	4.55	10,276	217,874	4.11	8,959	319	998	1,317

Other liabilities	2,461			2,359
Stockholders’ equity	35,007			35,670

Total liabilities and stockholders’ equity	$263,104			255,903

Net interest income			9,892			10,182			(290)

Net yield on earning assets		3.91%			4.13%

Net interest spread		3.43%			3.65%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

II. Investment Portfolio:

     A.     Investment securities at December 31, 2001 consist of the following:

	Securities Held-To-Maturity

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other government agencies and corporations	$23,419	291	22	23,688
Obligations of state and political subdivisions	37,543	669	242	37,970
Corporate and other securities	1,236	—	—	1,236
Mortgage-backed securities	1,681	13	—	1,694

	$63,879	973	264	64,588

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$59,021	455	386	59,090
Obligations of state and political subdivisions	1,884	28	—	1,912
Corporate and other securities	1,155	—	—	1,155
Mortgage-backed securities	6,675	3	31	6,647

	$68,735	486	417	68,804

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

II. Investment Portfolio, Continued:

     A.     Continued

               Investment securities at December 31, 2000 consist of the following:

	Securities Held-To-Maturity

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$8,469	26	202	8,293
Obligations of state and political subdivisions	27,049	398	125	27,322
Corporate and other securities	1,992	—	—	1,992
Mortgage-backed securities	1,900	—	32	1,868

	$39,410	424	359	39,475

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$82,119	38	1,884	80,273
Obligations of state and political subdivisions	868	21	—	889
Corporate and other securities	2,082	—	67	2,015
Mortgage-backed securities	1,679	—	64	1,615

	$86,748	59	2,015	84,792

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

II. Investment Portfolio, Continued:

     A.     Continued

               Investment securities at December 31, 1999 consist of the following:

	Securities Held-To-Maturity

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other government agencies and corporations	$4,776	—	339	4,437
Obligations of state and political subdivisions	28,549	180	997	27,732
Mortgage-backed securities	2,244	—	52	2,192

	$35,569	180	1,388	34,361

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$83,525	—	5,587	77,938
Obligations of state and political subdivisions	1,139	11	2	1,148
Corporate and other securities	1,864	—	160	1,704
Mortgage-backed securities	1,709	—	97	1,612

	$88,237	11	5,846	82,402

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

II. Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2001.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	4,518	4,504	3.76
Five to ten years	10,945	11,145	6.50
More than ten years	7,956	8,039	7.53

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	23,419	23,688	6.85%

Mortgage-backed securities:
Less than one year	304	306	5.50
One to five years	—	—	—
Five to ten years	1,013	1,020	4.01
More than ten years	364	368	5.76

Total mortgage-backed securities	1,681	1,694	4.66

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	1,639	1,660	7.53
One to five years	4,982	5,117	7.16
Five to ten years	9,913	10,134	7.00
More than ten years	18,449	18,300	6.82

Total obligations of states and political subdivisions (tax-exempt)	34,983	35,211	6.95

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	2,100	2,236	6.86
Five to ten years	460	523	7.86

Total obligations of states and political subdivisions (taxable)	2,560	2,759	7.05

Corporate and other securities	1,236	1,236	—

Total held-to-maturity securities	$63,879	64,588	6.86%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

II. Investment Portfolio, Continued:

     B.     Continued

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	22,873	22,646	4.22
Five to ten years	21,253	21,543	5.50
More than ten years	14,897	14,900	6.86

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	59,023	59,089	5.51%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	511	511	5.48
Over ten years	6,161	6,136	6.17

Total mortgage-backed securities	6,672	6,647	6.11

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	321	335	7.08
Five to ten years	563	577	7.55
More than ten years	—	—	—

Total obligations of states and political subdivisions (tax-exempt)	884	912	7.37

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
Over ten years	1,000	1,000	8.68

Total obligations of states and political subdivisions (taxable)	1,000	1,000	8.68

Other:
Corporate and other	—	—	—
Federal Home Loan Bank stock	1,065	1,065	—
Federal Reserve Bank stock	91	91	—

Total available-for-sale securities	$68,735	68,804	5.63%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

29

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

III.   Loan Portfolio:

     A.     Loan Types

The following schedule details the loans of the Company at December 31, 2001, 2000, 1999, 1998 and 1997.

	In Thousands

	2001	2000	1999	1998	1997

Commercial, financial and agricultural	$37,073	37,814	38,013	37,011	28,833
Real estate — construction	5,482	3,134	1,802	2,339	2,405
Real estate — mortgage	95,774	92,172	92,515	84,136	77,393
Consumer	2,407	2,932	3,071	3,235	2,842

Total loans	140,736	136,052	135,401	126,721	111,473
Less unearned interest	(5)	(6)	(26)	(56)	—

Total loans, net of unearned interest	140,731	136,046	135,375	126,665	111,473
Less allowance for possible loan losses	(1,804)	(1,711)	(1,502)	(1,495)	(1,314)

Net loans	$138,927	134,335	133,873	125,170	110,159

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

III.   Loan Portfolio, Continued:

     B.     Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2001.

	In Thousands

		1 Year to
	Less Than	Less Than	After 5
	1 Year *	5 Years	Years	Total

Maturity Distribution:
Commercial, financial and agricultural	$17,363	19,170	540	37,073
Real estate — construction	5,482	—	—	5,482

	$22,845	19,170	540	42,555

Interest-Rate Sensitivity:
Fixed interest rates	$16,666	18,153	540	35,359
Floating or adjustable interest rates	6,179	1,017	—	7,196

Total commercial, financial and agricultural loans and real estate - construction loans	$22,845	19,170	540	42,555

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

III.   Loan Portfolio, Continued:

     C.     Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2001, 2000, 1999, 1998 and 1997.

	In Thousands, Except Percentages

	2001	2000	1999	1998	1997

Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$—	—	—	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$17	2	—	—	101
Real estate — construction	—	—	—	—	—
Real estate — mortgage	133	490	148	224	152
Consumer	2	4	34	49	2
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$152	496	182	273	255

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$152	496	182	273	255

Total loans, net of unearned interest	$140,731	136,046	135,375	126,665	111,473

Percent of total loans outstanding, net of unearned interest	0.11%	0.36%	0.13%	0.22%	0.23%

Other real estate	$100	70	74	11	11

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

III.   Loan Portfolio, Continued:

     C.     Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2001, 2000, 1999, 1998 and 1997.

At December 31, 2001, loans totaling $7,460,000 were included in the Company’s internal classified loan list. Of these loans, $1,792,000 are real estate, $5,662,000 are commercial and $6,000 are consumer. The collateral valuations received by management securing these loans total approximately $11,942,000, ($2,554,000 related to real estate, $9,388,000 related to commercial and the consumer loans are unsecured). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2001 and 2000, there were loans to customers in the nursery industry totaling approximately $10,226,000 and $10,426,000, respectively, which represents an industry concentration of approximately 7.27% and 7.66%, respectively, of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2001 and 2000, other real estate totaled $100,000 and $70,000, respectively. The balance at December 31, 2001 consists of three residential properties that were foreclosed during 2001. The balance at December 31, 2000 consists of one residential property that was foreclosed during 2000. The balance at December 31, 1999 consisted of two residential properties with carrying values of approximately $38,000 and $36,000 that had loans foreclosed during 1999. Management is attempting to sell the properties included in other real estate at December 31, 2001 and no material loss is anticipated thereon.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

III.   Loan Portfolio, Continued:

     D.     Other Interest-Bearing Assets

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2001 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

IV.   Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2001, 2000, 1999, 1998 and 1997 and the years then ended.

	In Thousands, Except Percentages

	2001	2000	1999	1998	1997

Allowance for loan losses at beginning of period	$1,711	1,502	1,495	1,314	1,724

Charge-offs:
Commercial, financial and agricultural	(85)	(15)	(174)	—	(600)
Real estate construction	—	—	—	—	—
Real estate — mortgage	(47)	(48)	—	—	—
Consumer	(19)	(23)	(35)	(37)	(60)
Lease financing	—	—	—	—	—

	(151)	(86)	(209)	(37)	(660)

Recoveries:
Commercial, financial and agricultural	23	91	1	2	—
Real estate construction	—	—	—	—	—
Real estate — mortgage	17	4	—	—	—
Consumer	24	20	35	36	—
Lease financing	—	—	—	—	30

	64	115	36	38	30

Net loan recoveries (charge-offs)	(87)	29	(173)	1	(630)

Provision for loan losses charged to expense	180	180	180	180	220

Allowance for loan losses at end of period	$1,804	1,711	1,502	1,495	1,314

Total loans, net of unearned interest, at end of year	$140,731	136,046	135,375	126,665	111,473

Average total loans out- standing, net of unearned interest, during year	$136,168	134,941	130,190	115,394	111,177

Net charge-offs (recoveries) as a percentage of average total loans outstanding, net of unearned interest, during year	0.06%	(0.02)%	0.13%	—	0.57%

Ending allowance for possible loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.28%	1.26%	1.11%	1.18	1.18

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

IV.   Summary of Loan Loss Experience, Continued:

The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2001		December 31, 2000

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,344	26%	$1,280	28%
Real estate construction	14	4	8	2
Real estate mortgage	410	68	381	68
Consumer	36	2	42	2

	$1,804	100%	$1,711	100%

	December 31, 1999		December 31, 1998

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,057	28%	$1,120	29%
Real estate construction	5	1	6	2
Real estate mortgage	389	69	313	66
Consumer	51	2	56	3

	$1,502	100%	$1,495	100%

	December 31, 1997

		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans

Commercial, financial and agricultural	$1,033	26%
Real estate construction	—	2
Real estate mortgage	223	69
Consumer	58	3

	$1,314	100%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

V.   Deposits:

The average amounts and average interest rates for deposits for 2001, 2000 and 1999 are detailed in the following schedule:

	2001		2000		1999

	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$18,788	—%	18,678	—%	19,002	—%
Negotiable order of withdrawal accounts	27,731	2.33%	27,696	2.79%	25,699	2.75%
Money market demand accounts	9,277	2.98%	7,321	3.07%	8,169	2.89%
Other savings	26,630	2.99%	27,175	3.51%	27,487	3.51%
Certificates of deposit $100,000 and over	46,719	5.53%	42,994	5.94%	39,458	5.24%
Certificates of deposit under $100,000	70,304	5.69%	67,672	5.91%	62,855	5.21%
Individual retirement savings accounts	13,758	5.78%	12,009	5.85%	11,572	5.40%

	$213,207	4.27%	203,545	4.52%	194,242	4.06%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2001.

	In Thousands

	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$13,275	839	14,114
Three to six months	15,435	1,708	17,143
Six to twelve months	8,800	114	8,914
More than twelve months	8,072	1,307	9,379

	$45,582	3,968	49,550

In addition, approximately $411,000 of other time deposits of $100,000 and over are included in “other savings deposits,” which are passbook accounts with a 90-day maturity.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

VI.   Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2001, 2000 and 1999.

	2001	2000	1999

Return on assets	1.50%	1.48%	1.65%
(Net income divided by average total assets)

Return on equity	10.24%	11.13%	11.82%
(Net income divided by average equity)

Dividend payout ratio	37.78%	39.03%	35.40%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	14.68%	13.31%	13.94%
(Average equity divided by average total assets)

Leverage capital ratio	14.6%	14.73%	14.17%
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

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

VI.   Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2001, excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands,
Except
Percentages

Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$41,337

Tier II capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,804

Total risk-based capital	$43,141

Risk-weighted assets	$156,819

Risk-based capital ratios:
Tier I capital ratio	26.36%

Total risk-based capital ratio	27.51%

The Company is required to maintain a total risk-based capital to risk weighted asset rate of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2001, the Company and its subsidiary bank were in compliance with these requirements.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

VI.   Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2001:

	Repricing Within

(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$140,731	22,394	5,412	14,991	86,128	11,806
Securities	132,683	7,939	18,832	15,625	21,081	69,206
Interest bearing deposits	179	179	—	—	—	—

Total earning assets	273,593	30,512	24,244	30,616	107,209	81,012

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	28,080	28,080	—	—	—	—
Money market demand accounts	8,477	8,477	—	—	—	—
Savings deposits	28,200	28,200	—	—	—	—
Certificates of deposit, $100,000 and over	45,582	5,153	8,122	15,435	8,800	8,072
Certificates of deposit, under $100,000	68,083	13,061	15,214	14,122	12,006	13,680
Individual retirement accounts	14,184	1,708	2,303	3,961	2,434	3,778
Securities sold under repurchase agreements	19,921	19,921	—	—	—	—
Advances from FHLB	1,000	—	—	—	—	1,000
Federal funds purchased	5,000	5,000	—	—	—	—

Total interest bearing liabilities	218,527	109,600	25,639	33,518	23,240	26,530

Interest-sensitivity gap	$55,066	(79,088)	(1,395)	(2,902)	83,969	54,482

Cumulative gap		(79,088)	(80,483)	(83,385)	584	55,066

Interest-sensitivity gap as % of total assets		(27.87)	(.49)	(1.02)	29.59	19.20

Cumulative gap as % of total assets		(27.87)	(28.36)	(29.38)	.21	19.41

The Company presently maintains a liability sensitive position over the next six months and an even position over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

VI.   Return on Equity and Assets, Continued:

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.

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

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2001

VII. Short-Term Borrowings

Information related to securities sold under repurchase agreements which are due upon demand is as follows:

	Average				Maximum
	Amounts	Weighted		Year End	Borrowing
	Outstanding	Average	Amount	Weighted	Outstanding
	During	Interest Rate	Outstanding	Average	At Any
Year Ended	The Year	For The Year	At Year End	Interest Rate	Month End

December 31, 2001	$17,566	3.35	19,921	2.16	22,569
December 31, 2000	$14,128	4.05	13,981	4.47	17,634

ITEM 2. DESCRIPTION OF PROPERTY.

The First National Bank owns four parcels of property on which it has established banking offices. The Bank leases the land (but owns the building) for one of its branches at commercial leasing rates pursuant to a long-term lease and owns one other parcel of property for future expansion. The Main Office is located at 200 East Main Street, McMinnville. The Bank utilizes four ATM’s for the convenience of its customers. In the judgment of management, the facilities of the Company and the First National Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and the Bank. However, new office sites are considered from time to time.

Use	Type of Ownership	Property Location
Main Office of the Bank	Owned	200 East Main Street
McMinnville, Tennessee

Viola Branch	Owned	3 Lynn Street
McMinnville, Tennessee

Sparta Street Branch	Owned	1408 Sparta Street
McMinnville, Tennessee

Smithville Highway Branch	Owned	917 Smithville Highway
McMinnville, Tennessee

Morrison Branch	Building — Owned	9970 Manchester Highway
	Land — Leased	McMinnville, Tennessee

ITEM 3. LEGAL PROCEEDINGS.

There were no material legal proceedings pending at December 31, 2001, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or its subsidiary Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or the First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s or the First National Bank’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

There is no established public trading market for the Company’s Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the first quarter of 2001 (through January 31, 2002) and for each quarter of fiscal 2001 and 2000. During 2001 the Company redeemed 3,710 shares of its Common Stock with a view toward providing some liquidity in the stock. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is note available. Certain of the transactions involved, or may have involved, the Company or its principals.

Calendar Quarter	Common Stock

2002	High	Low
First Quarter	$80.75	$79.80

2001

Fourth Quarter	$100.00	$79.29

Third Quarter	79.25	79.25

Second Quarter	85.00	76.57

First Quarter	75.36	74.90

2000

Fourth Quarter	$71.59	$70.32

Third Quarter	72.92	72.85

Second Quarter	74.80	73.59

First Quarter	76.61	74.36

The last trade known to management prior to February 1, 2002, occurred at an estimated $79.80 per share on January 29, 2002. Because there is no established public trading market for the Company’s Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company’s Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Common Stock

The Company’s securities consist of its common voting stock, $2.50 par value, which is the Company’s only class of securities authorized or outstanding. As of February 1, 2002, the Company estimates that it has approximately 544 holders of its common stock. In its charter, the Company is authorized to issue 5,000,000 shares of its common stock, par value of $2.50 per share. No shares are reserved for issuance except up to 57,500 shares reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the “Stock Option Plan”) and the number of shares needed to fulfill the requirements of the Rights Agreement described in “Shareholders Rights Agreement.” As of February 1, 2002, there were 520,898 shares of the Company’s common stock outstanding and entitled to vote.

Each such share is entitled to one vote on all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. There is no cumulative voting. The Company’s common stock does not carry preemptive rights. A proxy must be dated not more than eleven months before the meeting date. Certain of the statutes and regulations described in Item 1 and in other places in this Report may further affect the matters described in this Item.

The Company’s common stock is registered under Section 12 of the Securities Exchange Act and the Company files periodic and other reports with the United States Securities and Exchange Commission (the “SEC”). Under the Securities Exchange Act, the Company files annual, quarterly and other types of reports, and its common shares are subject to all of the requirements of the Securities Exchange Act.

Classified Board of Directors

The business and affairs of the Company are to be managed by the Board of Directors. Directors must be shareholders of the Company and of legal age. The Company’s by laws provide that the Board shall generally consist of not fewer than three and not more than twenty members. Within these parameters, the actual number of directors is to be set by resolution of a majority of the entire Board. The number of directors can be increased by the vote of the Board or the Shareholders and may, under certain circumstances, be decreased by them to the extent of unfilled vacancies. The Board can elect new members to fill vacancies, unless such vacancies are created by removal of one or more directors. Directors are required by the bylaws to retire not later than the first day of the month following their 75th birthdays.

The Company’s board of directors is divided into three classes, with each class to be as nearly equal in number as possible. The directors in each class serve three-year terms of office. The effect of the Company having a classified board of directors is that only approximately one third of the members of the Company’s board of directors are elected each year, which effectively requires two annual meetings for the Company stockholders to change a majority of the members of the Company’s board of directors.

The purpose of dividing the Company’s board of directors into classes is to facilitate continuity and stability of leadership of the Company by ensuring that experienced personnel familiar with the Company will be represented on the Company’s board of directors at all times, and to permit the Company’s management to plan for the future for a reasonable time. However, by potentially delaying the time within which an acquirer could obtain working control of the Company’s board of directors, this provision may discourage some potential share exchanges, tender offers, or takeover attempts.

Directors are elected by a plurality of the total votes cast by all stockholders. With cumulative voting, it may be possible for minority stockholders to obtain representation on the board of directors. Without cumulative voting, the holders of more than 50% of the shares of the Company common stock generally have the ability to elect 100% of the directors. As a result, the holders of the remaining shares of Company common stock effectively may not be able to elect any person to the Company’s board of directors. The absence of cumulative voting makes it more difficult for a Company stockholder who acquires less than a majority of the shares of the Company common stock to obtain representation on the Company’s board of directors.

Director Removal and Vacancies

The Company’s charter provides that: (1) a director may be removed by the entire Board of Directors or any number of directors can be removed by the Shareholders with or without cause by a majority vote of the shares represented and entitled to vote at the particular meeting. Directors may also be removed by a vote of the Board at a Board meeting, but only “for cause” by a majority of the entire Board of Directors; and (2) vacancies on the Company’s board of directors may be filled only by the Company’s board of directors or, upon removal of one or more directors by the Shareholders at a meeting of Shareholders. These provisions could have the effect of impeding efforts to gain control of the

Company’s board of directors by anyone who obtains a controlling interest in the Company’s common stock. The term of a director appointed to fill a vacancy expires at the next meeting of stockholders at which that Class of directors is elected.

Director and Officer Indemnification and Limitation on Liability

Under the Tennessee Business Corporation Act, a corporation may indemnify any director against liability if the director:

•	Conducted himself or herself in good faith;

•	Reasonably believed, in the case of conduct in his or her official capacity with the corporation, that his or her conduct was in the best interests of the corporation;

•	Reasonably believed, in all other cases, that his or her conduct was at least not opposed to the corporation’s best interests; and

•	In the case of any criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful.

The Company’s charter and bylaws provide for indemnification of its directors, officers, employees and agents against liabilities and expenses incurred in legal proceedings concerning the Company, to the fullest extent permitted under Tennessee corporate law. Indemnification will only apply to persons who act in good faith, in a manner he or she reasonably believed to be in the best interest of the Company, without willful misconduct or recklessness.

The present directors’ and officers’ liability insurance policy is expected to cover the typical errors and omissions liability associated with the activities of the Company and the Bank. The provisions of the insurance policy might not indemnify any of the Company’s or Bank’s officers and directors against liability arising under the Securities Act.

The Company’s charter eliminates a director’s liability to the Company or its shareholders for monetary damages to the maximum extent permitted by law. Section 48-18-301 of the Tennessee Business Corporation Act provides that a director shall not be liable for any action, or failure to take action if he or she discharges his or her duties:

•	In good faith;

•	With the care of an ordinarily prudent person in a like position under similar circumstances; and

•	In a manner the director reasonably believes to be in the best interests of the corporation.

In discharging her or his duties, a director may rely on the information, opinions, reports, or statements, including financial statements, if prepared or presented by officers or employees of the corporation whom the director reasonably believes to be reliable. The director may also rely on such information prepared or presented by legal counsel, public accountants or other persons as to matters that the director reasonably believes are within the person’s competence.

Unless limited by its charter, a Tennessee corporation must indemnify, against reasonable expenses incurred by him or her, a director who was wholly successful, on the merits or otherwise, in defending any proceeding to which he or she was a party because he or she is or was a director of the corporation. Expenses incurred by a director in defending a proceeding may be paid by the corporation in advance of the final disposition of the proceeding if three conditions are met:

•	The director must furnish the corporation a written affirmation of the director’s good faith belief that he or she has met the standard of conduct as set forth above;

•	The director must furnish the corporation a written undertaking by or on behalf of a director to repay such amount if it is ultimately determined that he or she is not entitled to be indemnified by the corporation against such expenses; and

•	A determination must be made that the facts then known to those making the determination would not preclude indemnification.

A director may apply for court-ordered indemnification under certain circumstances. Unless a corporation’s charter provides otherwise,

•	An officer of a corporation is entitled to mandatory indemnification and is entitled to apply for court-ordered indemnification to the same extent as a director,

•	The corporation may indemnify and advance expenses to an officer, employee, or agent of the corporation to the same extent as to a director, and

•	A corporation may also indemnify and advance expenses to an officer, employee, or agent who is not a director to the extent, consistent with public policy, that may be provided by its charter, bylaws, general or specific action of its board of directors, or contract.

The Company’s charter and bylaws provide for the indemnification of its directors and officers to the fullest extent permitted by Tennessee law. Amendment of this provision cannot be effected in such a manner as to adversely affect the rights of existing directors or rights as against existing circumstances.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company under the provisions described above, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Amendment of Charter and Bylaws

The Company may amend its charter in any manner permitted by Tennessee law. The Tennessee Business Corporation Act provides that a corporation’s charter may be amended by a majority of votes entitled to be cast on an amendment, subject to any condition the board of directors may place on its submission of the amendment to the stockholders. Assuming a quorum is present, the vote of a plurality can change the provisions of the Company’s bylaws and charter.

The Company’s Shareholders may adopt, amend, or repeal the Company’s by laws by the affirmative vote of a majority of the stock represented and entitled to vote at such meeting. The Company’s board of directors may adopt, amend, or repeal the Company’s bylaws by a vote of the majority of a quorum, except that a change in the number of directors requires a majority vote of the entire board of directors.

Special Meetings of Stockholders

Special meetings of the Company’s stockholders may be called for any purpose or purposes, at any time, by the Chairman of the Board of Directors, the President, or Secretary of the Company and shall be called based on a request in writing of a majority of the Board of Directors or of Shareholders owning 10% or more of the outstanding capital stock issued, outstanding, and entitle to vote at such special meeting. The written request must state the purpose or purposes for which the meeting is being called. The written request must also specify the person or persons calling the meeting.

Stockholder Nominations and Proposals

Holders of Company common stock are entitled to submit proposals to be presented at an annual meeting of the Company stockholders. The Company’s charter and bylaws provide that any proposal of a stockholder which is to be presented at any meeting of stockholders must be sent so it is to be received by the Company in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company’s charter and bylaws.

Only persons who are nominated in accordance with the procedures set forth in the charter and bylaws are eligible to serve as directors. Nominations to the board of directors of the Company may be made at a meeting of shareholders (i) by or at the direction of the board of directors or (ii) by any shareholder of the Company who was a shareholder of record at the time of the giving of notice of the applicable meeting who is entitled to vote for the election of directors at the meeting if such person has fully and completely complied with the notice procedures set forth in the charter and described below.

In order for a shareholder to nominate a person for election to the board of directors of the Company at a meeting of shareholders, such shareholder shall have delivered timely notice of such shareholder’s intent to make such nomination in writing to the secretary of the Company. To be timely, unless otherwise provided by applicable law (including, without limitation, federal securities laws), a shareholder’s notice shall be delivered to or mailed and received at the principal executive offices of the Company (i) in the case of an annual meeting, not less than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than thirty (30) days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made, and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. Such shareholder’s notice shall set forth (i) as to each person whom the shareholder proposes to nominate for election as a director at such meeting all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to the shareholder giving the notice (A) the name and address, as they appear on the Company’s books, of such shareholder and (B) the class and number of shares of the Company which are beneficially owned by such shareholder and also which are owned of record by such shareholder; and (iii) as to the beneficial owner, if any, on whose behalf the nomination is made, (A) the name and address of such person and (B) the class and number of shares of the Company which are beneficially owned by such person. In addition, the nominating shareholder is responsible for providing to the Company all of the information as to each nominee as is required by paragraphs (a), (d), (e) and (f) of Item 401 of the SEC’s Regulation S-K (or the corresponding provisions of any regulation subsequently adopted by the SEC applicable to the Company), together with each such person’s signed consent to serve as a director of the Company if elected. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the secretary of the Company that information required to be set forth in a shareholder’s notice of nomination which pertains to the nominee. It is the express intention that the foregoing information be provided to the board of directors and the shareholders so that adequate disclosure can be made to the shareholders. Accordingly, such information shall be provided notwithstanding that the Company is not at the time of the adoption of the Company’s bylaws, or at any other time, subject either to the Securities Exchange Act or to the rules and regulations of the SEC.

The chairperson of the meeting is required, if the facts so warrant, to determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the charter. If so, the chairperson must declare nomination defective and disregard it. A shareholder seeking to nominate a person to serve as a director must also comply with all applicable requirements of the Securities Exchange Act, together with the rules and regulations thereunder, to the extent applicable to the Company or any transaction brought before the Company’s shareholders.

•	The name and address of each proposed nominee.

•	The principal occupation of each proposed nominee.

•	The total number of shares of capital stock of the bank that will be voted for each proposed nominee.

•	The name and residence address of the notifying shareholder.

•	The number of shares of capital stock of the bank owned by the notifying shareholder.

If nominations are not made in accordance with the foregoing provisions, the chairperson of the meeting, in his/her discretion, may disregard the nomination, and upon his/her instructions, the vote tellers may disregard all votes cast for each such nominee.

Business Combinations

As a Tennessee corporation, the Company is or could be subject to certain restrictions on business combinations under Tennessee law, including, but not limited to, combinations with interested stockholders.

Tennessee has multiple anti-takeover acts that are or may become applicable to the Company. Two of these are the Tennessee Business Combination Act and the Tennessee Greenmail Act.

The Tennessee Business Combination Act. The Tennessee Business Combination Act generally prohibits a “business combination” by the Company or a subsidiary with an “interested stockholder” within 5 years after the stockholder becomes an interested stockholder. But the Company or a subsidiary can enter into a business combination within that period if, before the interested stockholder became such, the Company board of directors approved:

•	The business combination; or

•	The transaction in which the interested stockholder became an interested stockholder.

After that 5 year moratorium, the business combination with the interested stockholder can be consummated only if it satisfies certain fair price criteria or is approved by two-thirds of the other stockholders.

For purposes of the Tennessee Business Combination Act, a “business combination” includes mergers share exchanges, sales and leases of assets, issuances of securities, and similar transactions. An “interested stockholder” is generally any person or entity that beneficially owns 10% or more of the voting power of any outstanding class or series of the Company stock.

Tennessee law also severely limits the extent to which the Company or any of its officers or directors could be held liable for resisting any business combination. Under the Tennessee Business Corporation Act, neither a Tennessee corporation having any stock registered or traded on a national securities exchange, nor any of its officers or directors, may be held liable for:

•	Failing to approve the acquisition of shares by an interested stockholder on or before the date the stockholder acquired such shares;

•	Seeking to enforce or implement the provisions of Tennessee law;

•	Failing to adopt or recommend any charter or by-law amendment or provision relating to such provisions of Tennessee law; or

•	Opposing any share exchange, exchange, tender offer, or significant asset sale because of a good faith belief that such transaction would adversely affect the corporation’s employees, customers, suppliers, the communities in which the corporation or its subsidiaries operate or any other relevant factor.

But the officers and directors can only consider such factors if the corporation’s charter permits the board to do so in connection with the transaction. The Company’s charter does not, at this time, expressly permit the board to consider these factors.

The Tennessee Greenmail Act. The Tennessee Greenmail Act applies to a Tennessee corporation (like the Company) that has a class of voting stock registered or traded on a national securities exchange or registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act. Under the Tennessee Greenmail Act, the Company may not purchase any of its shares at a price above the market value of such shares from any person who holds more than 3% of the class of securities to be purchased if such person has held such shares for less than two years, unless the purchase has been approved by the affirmative vote of a majority of the outstanding shares of each class of voting stock issued by the Company or the Company makes an offer, of at least equal value per share, to all stockholders of such class.

The laws described above, together with provisions of the Company’s charter and bylaws, regarding business combinations might be deemed to make the Company less attractive as a candidate for acquisition by another company than would otherwise be the case in the absence of such provisions. For example, if another company should seek to acquire a controlling interest of less than a majority of the outstanding shares of the Company’s common stock, the acquirer would not thereby necessarily obtain the ability to replace a majority of the Company board of directors until at least the second annual meeting of stockholders following the acquisition.

As a result, the Company’s stockholders may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over prevailing market prices in a takeover context. The provisions described above also may make it more difficult for the Company’s stockholders to replace the Company board of directors or management, even if the holders of a majority of the Company’s common stock should believe that such replacement is in the interests of the Company. As a result, such provisions may tend to perpetuate the incumbent Company board of directors and management.

Stock Option Plan

Certain shares are reserved for issuance as set forth in the description of the Stock Option Plan appearing elsewhere in this Report.

Shareholders Rights Agreement

Effective as of June 10, 1997, the Board of Directors of the Company adopted a Shareholders Rights Agreement (the “Rights Agreement”) and authorized and declared a dividend of one common share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock (the “Common Shares”). The dividend was payable on June 10, 1997, to the shareholders of record on that date (the “Record Date”), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $120, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are as set forth in the Rights Agreement. The following description of the Rights is qualified by reference to the Rights Agreement, which is an Exhibit to this Report.

Initially the Rights will be attached to all certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares upon the earliest to occur of (i) ten (10) days after the public announcement of a person’s or group of affiliated or associated persons’ having acquired beneficial ownership of ten percent (10%) or more of the outstanding Common Shares (such person or group being hereinafter referred to as an “Acquiring Person”); or (ii) ten (10) days (or such later date as the Board may determine) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group’s becoming an Acquiring Person (the earlier of such dates being called the “Distribution Date”).

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

As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date (and to each initial record holder of certain Common Shares issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on June 4, 2007 (the “Final Expiration Date”), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the Board of Directors determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a “Permitted Offer”)), each holder of a Right will thereafter have the right (the “Flip-In Right”) to acquire a Common Share for a purchase price equal to fifteen percent (15%) of the then current market price, or at such greater price as the Rights Committee shall determine (not to exceed thirty-three percent (33 1/3%) of such current market price). Notwithstanding the foregoing, all Rights that are, or were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable.

In the event that, at any time following the Distribution Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding Common Shares immediately prior to the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than fifty percent (50%) of the Company’s assets or earning power is sold or transferred, then each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right (the “Flip-Over Right”) to receive, upon exercise and payment of the Purchase Price, common shares of the acquiring company having a value equal to two times the Purchase Price. If a transaction would otherwise result in a holder’s having a Flip-In as well as a Flip-Over Right, then only the Flip-Over Right will be exercisable; if a transaction results in a holders having a Flip-Over Right subsequent to a transaction resulting in a holders having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holders Flip-In Rights have not been exercised.

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

At any time prior to the time a person becomes an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right, subject to adjustment by the Rights Committee at a price between $.001 and $.01 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

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

General Terms and Provisions Applicable to the Company’s Common Stock

Liquidation. In the event of liquidation, dissolution or winding up of the Company, shareholders are entitled to share ratably in all assets remaining after payment of liabilities.

Liability for Further Assessments. The Company’s shareholders are not subject to further assessments by the Company on their shares.

Sinking Fund Provision. The Company’s shares do not require a “sinking fund” which is a separate capital reserve maintained to pay shareholders with preferential rights for their investment in the event of liquidation or redemption.

Redemption Provision. The Company’s shareholders do not have a right of redemption, which is the right to sell their shares back to the Company.

(b) Holders

The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s Common Stock at January 31, 2002 was approximately 544.

(c) Dividends

The Company declared semi-annual cash dividends on its Common Stock in the aggregate amount of $3.00 per share in 2001, $2.90 per share in 2000, and $2.80 per share in 1999. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

However, no dividend or other distribution can be made if the Company is insolvent or would be rendered insolvent by such action. Under the Tennessee Business Corporation Act, the holding company may not pay a dividend if afterwards:

•	The Company would be unable to pay its debts as they become due, or

•     The Company’s total assets would be less than its total liabilities plus an amount needed to satisfy any preferential rights of shareholders.

Any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted. Cash available for dividend distribution to Shareholders must initially come from dividends which the Bank pays the Company. As a result, the legal restrictions on the Bank’s dividend payments also affect the ability of the holding company to pay dividends. See “Payment of Dividends.”

Please refer also to the discussion of dividends and related matters (such as “Capital Adequacy”) and to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Common Equity and Related Stockholder Matters”), and to Item 8 (the Consolidated Financial Statements).

The Company expects that funds for the payment of dividends and expenses of the Company will come from dividends paid to the Company by the Bank. If the Company requires additional funds for acquisitions or investments, it may be able to obtain those funds from additional dividends paid by the Bank or from external financing.

The National Bank Act and Related Regulations. The First National Bank’s ability to pay dividends is limited by the National Bank Act and related regulations. Essentially, the Bank may pay dividends from its earnings for the preceding period after deducting all loan losses, bad debts, current operating expenses, actual losses, required transfers to surplus, accrued dividends on any preferred stock then outstanding, and all federal and state taxes. Prior OCC approval is required as to certain dividends. It is unlikely that the Bank will pay out the maximum amount that it is permitted to pay in dividends as most of the Bank’s earnings are reinvested in its operations or added to capital to support future growth.

The payment of dividends by any bank is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of “Restrictions on Dividends Paid by Subsidiary Bank” set forth in Item 1 of this Report, to Item 7 of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), and to the Consolidated Financial Statements.

(d) Sales of Unregistered Securities

The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-Q except as set forth in this paragraph. In 2001, the Company issued 1,960 shares to certain of the participants in the Stock Option Plan at a weighted average exercise price of $58.15 per share. In addition, it sold 200 shares to its new president in the fourth quarter at the then-current book value per share. Please refer to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan and to Note 17 thereof with respect to earnings per share. The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data required by this part of this Annual Report on Form 10-K are incorporated into this Report by reference to page 2 of the Company’s 2001 Annual Report to Stockholders. Only the information set forth in the said 2001 Annual Report to Stockholders on page 2 under the caption “Summary of Selected Financial Data (Unaudited)” is incorporated in response to this Part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. No portion of the 2001 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference. The selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” that is set forth as a part of Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operation” called for by this part is expressly incorporated herein by reference to the section of the Company’s 2001 Annual Report to Stockholders entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” which starts on page 12 of that document. Only those portions of the said 2001 Annual Report to Stockholders expressly specified as being incorporated by reference are so incorporated as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and the Bank, its subsidiary. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this part of the Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary (pages 18 through 45 of the Company’s 2001 Annual Report to Stockholders) are included in this Report:

-	Independent Auditors’ Report;

-	Consolidated Balance Sheets — December 31, 2001 and 2000;

-	Consolidated Statements of Earnings — Three years ended December 31, 2001;

-	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2001;

-	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2001;

-	Consolidated Statements of Cash Flows — Three years ended December 31, 2000; and all

-	Notes to Consolidated Financial Statements.

The Consolidated Financial Statements called for by this Item are incorporated by reference to the Consolidated Financial Statements section of the Company’s 2001 Annual Report to Stockholders, pages 18 through 45. No portion of the 2001 Annual Report to Stockholders is incorporated by reference, however, except (as here) by express reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND, EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the Registrant’s 2002 proxy materials to be filed with the SEC under Regulation 14A (“2002 Proxy Statement”). However, the information set forth in the 2002 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended (“Securities Act”), shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference to the Registrant’s 2002 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference to the Registrant’s 2002 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the Registrant’s 2002 Proxy Statement. However, the information set forth in the 2002 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

Please refer to Item 8 of this Annual Report on Form 10-K, and to Notes 2 (Loans and Allowance for Possible Loan Losses) and Note 18 (Stock Option Plan) of the Consolidated Financial Statements for additional information on related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear on pages 18 through 45 of the 2001 Annual Report to Stockholders,

portions of which are incorporated by reference as Exhibit 13 to this Annual Report on Form 10-K, and which portions of the 2001 Annual Report to Stockholders are hereby incorporated herein by reference:

•	Consolidated Balance Sheets as of December 31, 2001 and 2000;

•	Consolidated Statements of Earnings for the three years ended December 31, 2001;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2001;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2001;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2001; and

•	All Notes to the foregoing Consolidated Financial Statements.

 —   Listing of Exhibits:

•	3(i)	Charter as amended.(1)

•	3(ii)	Bylaws.(1)

•	4.1	Charter as amended.(1)

•	4.2	Bylaws.(1)

•	4.3	1997 First McMinnville Corporation Stock Option Plan.(2)

•	4.4	Shareholders Rights Agreement dated June 10, 1997.(2)

•	10.1	First National Bank of McMinnville 401(k) Retirement Plan.(3)

•	10.2	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. [Terminated January 2000](4)

•	10.3	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs.(5)

•	11	Statement re: computation of per share earnings (Incorporated by reference to Note 17 of the Consolidated Financial Statements)

•	12	Statements re computation of ratios.

•	13	Portions of the Annual Report to Security Holders, as set forth in the Exhibit Index.

•	21	Subsidiaries of the Registrant for the year ended December 31, 2001.

(b)	No reports on Form 8-K were filed for the quarter ended December 31, 2001.

(c)	Exhibits — The exhibits required to be filed with this Annual Report are attached hereto as a separate section of this report.

(d)	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Report, or is disclosed in the consolidated financial statements or related notes to such financial statements.

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.
(2)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.
(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.
(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First McMinnville Corporation
(Registrant)

By:	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer
February 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul O. Barnes	Director	February 19, 2002

Paul O. Barnes

/s/ J. G. Brock	Director	February 19, 2002

J. G. Brock

/s/ Arthur J. Dyer	Director	February 19, 2002

Arthur J. Dyer

/s/ Dean I. Gillespie	Director	February 19, 2002

Dean I. Gillespie

/s/ Rufus W. Gonder	Director	February 19, 2002

Rufus W. Gonder

/s/ G. B. Greene	Director	February 19, 2002

G. B. Greene

/s/ Charles C. Jacobs	Chairman, and Director	February 19, 2002
Charles C. Jacobs

/s/ Robert W. Jones	Director	February 19, 2002

Robert W. Jones

/s/ C. Levoy Knowles	Director	February 19, 2002

C. Levoy Knowles

/s/ J. Douglas Milner	Director	February 19, 2002

J. Douglas Milner

/s/ John W. Perdue	President, COO, and	February 19, 2002
Director
John W. Perdue

/s/ John J. Savage, Jr.	Director	February 19, 2002

John J. Savage, Jr.

/s/ Carl M. Stanley	Director	February 19, 2002

Carl M. Stanley

/s/ Kenny D. Neal	Treasurer/Chief Financial and Accounting Officer	February 19, 2002

Kenny D. Neal

EXHIBIT INDEX

Exhibit	Description of Exhibit	Location
Number

3(i)	Charter, as amended.	(1)

3(ii)	Bylaws.	(1)

4.1	Charter, as amended.	(1)

4.2	Bylaws.	(1)

4.3	1997 First McMinnville Corporation Stock Option Plan.	(2)

4.4	Shareholders Rights Agreement dated June 10, 1997.	(2)

10.1	First National Bank of McMinnville 401(k) Retirement Plan.	(3)

10.2	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. (Terminated January 2000)	(4)

10.3	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs.	(5)

11	Statement re: computation of per share earnings.	(6)

12	Statements re computation of ratios.	(7)

13	Annual Report to Security Holders.	(8)

21	Subsidiaries of the Registrant for the year ended December 31, 2001.	After Exhibit Index

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.
(2)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.
(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.
(4)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.
(5)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.
(6)	Incorporated by reference to Note 17 of the Consolidated Financial Statements.
(7)	Incorporated by reference to the “Selected Financial Data and Statistical Information” that appears as part of Item 1 of this Annual Report on Form 10-K.
(8)	Portions of the Annual Report to Security Holders are incorporated by reference into the Form 10-K. These portions are “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Company’s Consolidated Financial Statements for the year ended December 31, 2001.