Form 10-Q
period 2002-03-31
FIRST MCMINNVILLE CORP
filed 2002-05-14
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

YES        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding:	519,020 shares at May 14, 2002

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title and Escrow Company, are as follows:

Consolidated Balance Sheets — March 31, 2002 and December 31, 2001.

Consolidated Statements of Earnings — For the three months ended March 31, 2002 and 2001.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2002 and 2001.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2002 and 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

March 31, 2002 and December 31, 2001

(Unaudited)

	March 31,	December 31,
	2002	2001

	(In Thousands)
Assets

Loans	$141,340	140,731

Less: Allowance for loan losses	(1,834)	(1,804)

Net loans	139,506	138,927

Securities:

Held to maturity, at cost (market value — $60,454,000 and $64,588,000, respectively)	60,042	63,879

Available-for-sale, at market (amortized cost — $62,444,000 and $67,579,000, respectively)	61,458	67,648

Federal funds sold	8,500	—

Interest bearing deposits in financial institutions	105	179

Other earning assets	1,160	1,156

Total earning assets	270,771	271,789

Cash and due from banks	6,878	7,046

Bank premises and equipment, net of accumulated depreciation	2,022	2,071

Accrued interest receivable	2,181	2,147

Deferred tax asset	552	152

Other real estate	154	100

Other assets	453	416

Total assets	$283,011	283,721

Liabilities and Stockholders’ Equity

Deposits	$218,579	213,275

Securities sold under repurchase agreements	19,224	19,921

Federal funds purchased	—	5,000

Advances from Federal Home Loan Bank	1,000	1,000

Accrued interest and other liabilities	2,110	3,145

Total liabilities	240,913	242,341

Stockholders’ equity:

Common stock, $2.50 par value; authorized 5,000,000 shares, issued 611,215 shares	1,528	1,528

Additional paid-in capital	1,869	1,869

Retained earnings	43,083	41,703

Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $374,000 and $26,000, respectively	(612)	43

	45,868	45,143

Less cost of treasury stock of 90,357 shares and 90,277 shares, respectively	(3,770)	(3,763)

Total stockholders’ equity	42,098	41,380

Total liabilities and stockholders’ equity	$283,011	283,721

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

	(Dollars In Thousands
	Except Per Share Amount)

Interest income:

Interest and fees on loans	$2,675	2,828

Interest and dividends on securities:

Taxable securities	1,313	1,682

Exempt from Federal income taxes	453	358

Interest on federal funds sold	10	33

Interest on interest-bearing deposits in other banks and other interest	—	1

Total interest income	4,451	4,902

Interest expense:

Interest on negotiable order of withdrawal accounts	112	185

Interest on money market demand and savings accounts	193	275

Interest on certificates of deposit	1,237	2,080

Interest on securities sold under repurchase agreements and short term borrowings	109	163

Interest on Federal funds purchased	10	27

Interest on advances from Federal Home Loan Bank	14	14

Total interest expense	1,675	2,744

Net interest income	2,776	2,158

Provision for loan losses	44	45

Net interest income after provision for loan losses	2,732	2,113

Non-interest income:

Service charges on deposit accounts	111	122

Other fees and commissions	90	56

Commissions and fees on fiduciary activities	13	15

Securities gains	3	—

Other income	11	7

	228	200

Non-interest expense:

Salaries and employee benefits	681	685

Occupancy expenses, net	51	49

Furniture and equipment expense	13	17

Data processing expense	63	53

FDIC insurance	10	10

Other operating expenses	234	215

	1,052	1,029

Earnings before income taxes	1,908	1,284

Income taxes	528	410

Net earnings	$1,380	874

Basic earnings per common share	$2.65	1.67

Diluted earnings per common share	$2.62	1.66

Dividends per share	$—	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001

	(In Thousands)

Net earnings	$1,380	874

Other comprehensive earnings, net of tax:

Unrealized gains on available-for-sale securities arising during period, net of income taxes of $400,000 and $734,000, respectively	(653)	1,198

Reclassification adjustment for gains included in net earnings, net of taxes of $1,000	(2)	—

Other comprehensive earnings (loss)	(655)	1,198

Comprehensive earnings	$725	2,072

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)

Cash flows from operating activities:

Interest received	$4,413	4,933

Fees and commissions received	225	200

Interest paid	(1,928)	(2,842)

Cash paid to suppliers and employees	(1,023)	(903)

Income taxes paid	(129)	—

Net cash provided by operating activities	1,558	1,388

Cash flows from investing activities:

Proceeds from maturities of held-to-maturity securities	4,195	19,994

Proceeds from maturities of available-for-sale securities	4,950	31,161

Proceeds from sales of available-for-sale securities	288	—

Purchase of held-to-maturity securities	(358)	(45,542)

Purchase of available-for-sale securities	(100)	(10,777)

Loans to customers, net of repayments	(677)	—

Customer loan repayments, net of advances	—	1,776

Proceeds from sales of other real estate	—	27

Decrease in interest bearing deposits in financial institutions	74	27

Net cash provided by (used in) investing activities	8,372	(3,334)

Cash flows from financing activities:

Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	1,166	(3,008)

Net increase in time deposits	4,138	4,856

Increase (decrease) in securities sold under repurchase agreement	(697)	2,357

Decrease in Federal funds purchased	(5,000)	(1,000)

Dividends paid	(1,198)	(1,176)

Proceeds from issuance of common stock	—	47

Payments to acquire treasury stock	(7)	(9)

Net cash (used in) provided by financing activities	(1,598)	2,067

Net increase in cash and cash equivalents	8,332	121

Cash and cash equivalents at beginning of period	7,046	4,364

Cash and cash equivalents at end of period	$15,378	4,485

See accompanying notes to consolidated financial statements (unaudited).

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings	$1,380	874

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	49	50

Provision for loan losses	44	45

FHLB dividend reinvestment	(4)	(19)

Securities gains	(3)	—

Decrease in other assets, net	(37)	55

Increase in other liabilities	416	431

Decrease (increase) in interest receivable	(34)	50

Decrease in interest payable	(253)	(98)

Total adjustments	178	514

Net cash provided by operating activities	$1,558	1,388

Supplemental schedule of non-cash activities:

Unrealized gain in value of securities available-for-sale, net of income taxes of $400,000 and income taxes of $734,000, respectively	$655,000	1,198

Loans transferred to other real estate	$54	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company or Registrant) and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title and Escrow Company.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, comprehensive earnings for the three months ended March 31, 2002 and 2001 and changes in cash flows for the three months ended March 31, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a complete discussion of factors that impact liquidity, capital and the results of operations.

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

         Based on the results of the analysis as of March 31, 2002, the Company would expect net interest income to decrease approximately $15,000 over a twelve month period if rates increased 2.0%. Net interest income would be expected to increase approximately $15,000 over a 12 month period should rates decrease 2.0%. The rate sensitivity as of March 31, 2002 was 1.09 to 1.0 (0-91 days) and .99 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

Liquidity and Interest Rate Sensitivity Management, Continued

         The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.3 million mature or reprice within the next twelve months.

         A secondary source of liquidity is the Bank’s loan portfolio. At March 31, 2002 commercial loans of approximately $24.7 million and other loans (mortgage and consumer) of approximately $10.4 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $43.4 million will become due during the next twelve months. The Bank’s deposit base increased approximately $5.3 million during the quarter ended March 31, 2002. Securities sold under repurchase agreements decreased approximately $697,000. Federal funds sold were $8,500,000 at March 31, 2002 as compared to Federal funds purchased of $5,000,000 at December 31, 2001. The increase in Federal funds sold together with the decrease in Federal funds purchased was funded primarily by a $5.3 million increase in deposits and a $9.0 million decrease in securities. The decrease in securities resulted primarily from calls and maturities. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2002 and December 31, 2001.

         Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

         The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At March 31, 2002, the Bank can declare during the remainder of 2002 cash dividends in an aggregate amount not to exceed approximately $7.5 million, exclusive of any 2002 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized loss on available-for-sale securities) was 15.1% at March 31, 2002 and 14.6% at December 31, 2001. Total assets decreased $710,000 during the three months ended March 31, 2002. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2002 was 13.5% compared to 9.2% for the comparable period in 2001. Cash dividends will be increased during the remainder of 2002 over 2001 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2001 were $3.00 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

         Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2002 the Bank has a Tier 1 risk-based ratio of 27.28%, a total capital to risk-based ratio of 28.45% and a Tier 1 leverage ratio of 15.04%, and fell within the category of “well capitalized” under the regulations.

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

Capital Resources, Continued

         On April 8, 1997, the Company’s stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30 per share. At March 31, 2002, 6,415 options had been exercised, 4,760 options were forfeited and 22,765 options were exercisable. The options granted are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

Results of Operations

         Net earnings were $1,380,000 for the three months ended March 31, 2002 as compared to $874,000 for the same period in 2001.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

         The Company’s interest income, excluding tax equivalent adjustments, decreased by $451,000 or 9.2% during the three months ended March 31, 2002 as compared to an increase of $160,000 or 3.4% for the same period in 2001. The decrease in 2002 was due to decreases in interest rates which resulted from significant decreases in rates by the Federal Reserve Bank during 2001. Rates were decreased in excess of 400 basis points during 2001. The increase in 2000 was due primarily to an increase in average earning assets over the prior year comparable period. The ratio of average earning assets to total average assets was 95.9% for the quarter ended March 31, 2002 and 97.7% for the quarter ended March 31, 2001.

         Interest expense decreased $1,069,000 for the three months ended March 31, 2002 or 39.0% compared to an increase of $313,000 or 12.9% for the same period in 2001. The increase in 2002 was the result of decreases in interest rates as previously discussed. The increase in 2001 can be attributable to an increase in interest bearing liabilities and increases in interest rates by the Federal Reserve Bank in the latter part of 2000.

         The foregoing resulted in net interest income of $2,776,000 for the three months ended March 31, 2002 an increase of $618,000 or 28.6% compared to the same period in 2001.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         The following schedule details the loans of the Company at March 31, 2002 and December 31, 2001:

	March 31,	December 31,
	2002	2001

	(In Thousands)

Commercial, financial & agricultural	$40,933	37,073

Real estate – construction	3,814	5,482

Real estate – mortgage	94,379	95,774

Consumer	2,214	2,402

	$141,340	140,731

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

         The Company’s first mortgage single family residential and consumer loans which total approximately $64,621,000 and $2,214,000, respectively at March 31, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         The Company considers all nonaccrual loans evaluated under the provisions of SFAS Nos. 114 and 118 to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay.

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2002, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 2002 and December 31, 2001, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

         Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

         The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         Impaired loans and related allowance for loan loss amounts at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
(In Thousands)	2002	2001

Recorded investment	$1,798	1,693

Allowance for loan losses	535	533

         The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

         The average recorded investment in impaired loans for the three months ended March 31, 2002 and 2001 was $1,823,000 and $2,069,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $38,000 and $48,000 for the three months ended March 31, 2002 and 2001, respectively.

         The following schedule details selected information as to non-performing loans of the Company at March 31, 2002 and December 31, 2001:

	March 31, 2002		December 31, 2001

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)

Real estate loans	$65	—	133	—

Installment loans	1	—	2	—

Commercial	—	—	17	—

	$66	—	152	—

Renegotiated loans	$—	—	—	—

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,

	2002	2001

	(In Thousands)

Balance, January 1, 2002 and 2001, respectively	$1,804	1,711

Add (deduct):

Losses charged to allowance	(17)	(21)

Recoveries credited to allowance	3	27

Provision for loan losses	44	45

Balance, March 31, 2002 and 2001, respectively	$1,834	1,762

         The provision for loan losses was $44,000 and $45,000 for the first three months of 2002 and 2001, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor potential problem loans on a timely basis.

         The Company maintains an allowance for loan losses which management believes is adequate to absorb loses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Committee to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to and subject to approval by the Board of Directors.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         The following table presents total internally graded loans as of March 31, 2002 and December 31, 2001:

	March 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$3,719	1,921	1,763	35

Real estate mortgage	1,805	255	1,550	—

Real estate construction	—	—	—	—

Consumer	30	—	30	—

	$5,554	2,176	3,343	35

	December 31, 2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$5,662	3,106	2,521	35

Real estate mortgage	1,792	84	1,708	—

Real estate construction	—	—	—	—

Consumer	6	—	6	—

	$7,460	3,190	4,235	35

         The collateral values, based on estimates received by management, securing the internally classified loans total approximately $9,054,000 ($2,640,000 related to real property and $6,414,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

         The decrease in the internally graded loans is concentrated in two customers whose credit were reclassified from special mention to pass during the quarter ended March 31, 2002. Newly obtained financial information indicated, in management’s view, significant improvement in cash flow for each customer which resulted in the reclassifications.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

         Residential real estate loans that are graded substandard totaling $1,550,000 and $1,708,000 at March 31, 2002 and December 31, 2001 consist of thirty four and thirty one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

         The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,384	29%	$1,344	26%

Real estate construction	10	3	14	4

Real estate mortgage	404	66	410	68

Consumer	36	2	36	2

	$1,834	100%	$1,804	100%

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income, excluding securities gains, increased $25,000 or 12.5% during the three months ended March 31, 2002 compared to a decrease of $28,000 or 12.3% for the same period in 2001. The increase in 2002 was in appraisal fees ($8,000), credit life fees ($10,000), title fees ($10,000) and miscellaneous fees ($6,000). These increases were off-set by a decrease in service charges on deposit accounts $11,000). The decrease in 2001 was primarily from decreases in commissions and fees on fiduciary activities. There was a decrease of approximately $1,700,000 in trust assets during 2000 which was due to the closing of five trust accounts with no new accounts opened during the year.

         Securities gains totaled $3,000 for the quarter ended March 31, 2002.

         There were no securities gains or losses during the three months ended March 31, 2001.

         Non-interest expense was $1,052,000 and $1,029,000 for the first three months of 2002 and 2001, respectively, an increase of 2.2%. Insignificant increases in several non-interest expense classifications comprise the increase.

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

         The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2002 and 2001:

(In Thousands, except share amounts)	2002	2001

Basic EPS Computation:

Numerator — income available to common shareholders	$1,380	874

Denominator — weighted average number of common shares outstanding	520,906	522,493

Basic earnings per common share	$2.65	1.67

Diluted EPS Computation:

Numerator	$1,380	874

Denominator:

Weighted average number of common shares outstanding	520,906	522,493

Dilutive effect of stock options	5,701	4,405

	526,607	526,898

Diluted earnings per common share	$2.62	1.66

         Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

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

         There have been no material changes in reported market risks during the three months ended March 31, 2002. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this Report.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	None.

(b)	No reports on Form 8-K were filed during the quarter for which this Report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)

DATE:	May 14, 2002	/s/ Charles C. Jacobs Charles C. Jacobs Chairman and Chief Executive Officer

DATE:	May 14, 2002	/s/ Kenny D. Neal Kenny D. Neal Chief Financial and Accounting Officer