Form 10-Q
period 2002-06-30
FIRST MCMINNVILLE CORP
filed 2002-08-14
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM ___________ TO ___________

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

Common stock outstanding 518,910 shares at August 13, 2002

FIRST MCMINNVILLE CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:

Consolidated Balance Sheets — June 30, 2002 and December 31, 2001.

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2002 and 2001.

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2002 and 2001.

Consolidated Statements of Cash Flows — For the six months ended June 30, 2002 and 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

(Unaudited)

	June 30,	December 31,
	2002	2001

	(In Thousands)
Assets
Loans	$141,746	140,731
Less: Allowance for loan losses	(1,886)	(1,804)

Net loans	139,860	138,927
Securities:
Held to maturity, at cost (market value $56,905,000 and $64,885,000, respectively)	55,186	63,879
Available-for-sale, at market (amortized cost $59,511,000 and $67,579,000, respectively)	60,198	67,648
Federal funds sold	23,600	—
Interest bearing deposits in financial institutions	1,094	179
Other earning assets	1,172	1,156

Total earning assets	281,110	271,789
Cash and due from banks	7,806	7,046
Bank premises and equipment, net of accumulated depreciation	1,972	2,071
Accrued interest receivable	1,904	2,147
Deferred tax asset	—	152
Other real estate	—	100
Other assets	510	416

Total Assets	$293,302	283,721

Liabilities and Stockholders’ Equity
Deposits	$229,052	213,275
Securities sold under repurchase agreements	17,898	19,921
Federal funds purchased	—	5,000
Deferred tax liability	83	—
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,434	3,145

Total liabilities	249,467	242,341

Stockholders’ equity:
Common stock, $2.50 par value; authorized 5,000,000 shares, issued 611,315 shares and 611,215 shares, respectively	1,528	1,528
Additional paid-in capital	1,875	1,869
Retained earnings	43,945	41,703
Net unrealized gains on available-for-sale securities, net of income taxes of $261,000 and $26,000, respectively	426	43

	47,774	45,143
Less cost of treasury stock of 92,405 shares and 90,277 shares, respectively	(3,939)	(3,763)

Total stockholders’ equity	43,835	41,380

Total liabilities and stockholders’ equity	$293,302	283,721

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,607	2,825	$5,282	5,653
Interest and dividends on securities:
Taxable securities	1,231	1,629	2,544	3,311
Tax exempt from Federal income taxes	437	405	890	763
Interest on federal funds sold	77	16	87	49
Interest on interest-bearing deposits in other banks and other interest	1	—	1	1

Total interest income	4,353	4,875	8,804	9,777

Interest expense:
Interest on negotiable order of withdrawal accounts	124	180	236	365
Interest on money market demand and savings accounts	203	259	396	534
Interest on certificates of deposit	1,135	1,992	2,372	4,072
Interest on securities sold under repurchase agreements and short term borrowings	108	160	217	323
Interest on Federal funds purchased	—	16	10	43
Interest on advances from Federal Home Loan Bank	14	14	28	28

Total interest expense	1,584	2,621	3,259	5,365

Net interest income	2,769	2,254	5,545	4,412
Provision for loan losses	45	45	89	90

Net interest income after provision for loan losses	2,724	2,209	5,456	4,322

Other income:
Service charges on deposit accounts	118	125	229	247
Other fees and commissions	99	73	189	129
Commissions and fees on fiduciary activities	8	9	21	24
Securities gains	—	—	3	—
Other income	13	7	24	14

	238	214	466	414

Other expenses:
Salaries and employee benefits	688	616	1,369	1,301
Occupancy expenses, net	51	49	102	98
Furniture and equipment expense	17	16	30	33
Data processing expense	71	47	134	100
FDIC insurance	9	10	19	20
Other operating expenses	282	259	516	474

	1,118	997	2,170	2,026

Earnings before income taxes	1,844	1,426	3,752	2,710
Income taxes	593	397	1,121	807

Net earnings	$1,251	1,029	$2,631	1,903

Basic earnings per common share	$2.41	1.97	$5.06	3.64

Diluted earnings per common share	$2.38	1.95	$5.00	3.61

Dividends per share	$.75	.70	$.75	.70

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In Thousands)
Net earnings	$1,251	1,029	$2,631	1,903

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $635,000, $37,000, $234,000 and $697,000, respectively	1,038	(60)	385	1,138
Reclassification adjustment for gains included in net earnings, net of taxes of $1,000	—	—	(2)	—

Other comprehensive earnings (loss)	1,038	(60)	383	1,138

Comprehensive earnings	$2,289	969	$3,014	3,041

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)
Cash flows from operating activities:
Interest received	$9,031	9,810
Fees and commissions received	463	414
Interest paid	(3,786)	(5,634)
Cash paid to suppliers and employees	(1,987)	(1,796)
Income taxes paid	(1,283)	(749)

Net cash provided by operating activities	2,438	2,045

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	9,453	24,417
Proceeds from sales of available-for-sale securities	757	—
Proceeds from maturities of available-for-sale securities	15,770	40,678
Purchase of held-to-maturity securities	(760)	(48,843)
Purchase of available-for-sale securities	(8,456)	(14,889)
Loans to customers, net of repayments	(1,022)	—
Loan repayments, net of advances to customers	—	915
Decrease (increase) in interest bearing deposits in financial institutions	(915)	22
Proceeds from sale of other real estate	98	—

Net cash provided by investing activities	14,925	2,300

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	6,858	472
Net increase in time deposits	8,919	2,756
Increase (decrease) in securities sold under repurchase agreements	(2,023)	1,629
Decrease in Federal funds purchased	(5,000)	(2,000)
Dividends paid	(1,587)	(1,542)
Payments to acquire treasury stock	(176)	(36)
Proceeds from sales of common stock	6	52
Proceeds from issuance of short-term notes payable	30	—
Repayment of short-term notes payable	(30)	—

Net cash provided by financing activities	6,997	1,331

Net increase in cash and cash equivalents	24,360	5,676
Cash and cash equivalents at beginning of period	7,046	4,364

Cash and cash equivalents at end of period	$31,406	10,040

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,631	1,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	99	99
Provision for loan losses	89	90
Securities gains	(3)	—
Loss on sale of other real estate	2	—
Loss on disposal of premises and equipment	—	3
FHLB dividend reinvestment	(16)	(37)
Decrease (increase) in other assets, net	(94)	31
Increase in other liabilities	14	155
Decrease in interest receivable	243	70
Decrease in interest payable	(527)	(269)

Total adjustments	(193)	142

Net cash provided by operating activities	$2,438	2,045

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of income taxes of $234,000 and $697,000, respectively	$383	1,138

Non-cash transfers from loans to other real estate	$—	62

Non-cash transfers from other real estate to loans	$—	70

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company or Registrant) and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, and the results of operations for the three months and six months ended June 30, 2002 and 2001, comprehensive earnings for the three months and six months ended June 30, 2002 and 2001 and changes in cash flows for the six months ended June 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete discussion of factors that impact liquidity, capital and the results of operations.

Forward-Looking Statements

     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company is unable to reliably predict all of the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines. (Please refer to Item 3 for additional information.)

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

     Based on the results of the analysis as of June 30, 2002, the Company would expect net interest income to decrease approximately $281,000 over a twelve month period if rates increased 2.0%. Net interest income would be expected to increase approximately $281,000 over a 12 month period should rates decrease 2.0%. The rate sensitivity as of June 30, 2002 was 1.12 to 1.00 (0-91 days) and .88 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

     A secondary source of liquidity is the Bank’s loan portfolio. At June 30, 2002 commercial, consumer and other loans of approximately $27.0 million and mortgage loans of approximately $9.9 million either will become due or will be subject to rate adjustments within twelve months. Emphasis is placed on structuring adjustable rate loans.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $43.3 million will become due during the next twelve months. The Bank’s deposit base increased approximately $15.8 million during the six months ended June 30, 2002. Securities sold under repurchase agreements decreased approximately $2.0 million during the six months ended June 30, 2002. The deposit base increased approximately $10.5 million during the second quarter of 2002. Securities sold under repurchase agreements decreased approximately $1.3 million during the second three months of 2002. Federal funds sold were $23.6 million at June 30, 2002 and Federal funds purchased were $5.0 million at December 31, 2001. Advances from the Federal Home Loan Bank were $1,000,000 at June 30, 2002 and at December 31, 2001.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     The subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At June 30, 2002, the Bank can declare during the remainder of 2002 cash dividends in an aggregate amount not to exceed approximately $7.1 million, exclusive of any 2002 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 14.9% at June 30, 2002 and 14.6% at December 31, 2001. Total assets increased approximately $9.6 million during the six months ended June 30, 2002. The annualized rate of return on stockholders’ equity for the first six months of 2002 was 12.8% compared to 9.5% for the comparable period in 2001. Average stockholders equity increased during the six months ended June 30, 2002 partially as a result of an increase of approximately $383,000 in the net unrealized gain in securities available-for-sale. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends of $389,000 and $366,000 or $.75 and $.70 per share were declared in the six months ended June 30, 2002 and 2001, respectively. Cash dividends will be increased in the remainder of 2002 over 2001 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2001 were $3.00 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.6%, a total capital to risk-based ratio of 28.8% and a leverage ratio of 14.9%, and thus falls within the “well capitalized” category under the regulations.

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

     On April 8, 1997, the Company’s stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30. At June 30, 2002, 6,515 shares had been issued through exercise and 22,665 options remained exercisable and a total of 4,760 options have forfeited. Forfeited shares are eligible for re-granting under this plan. The shares granted to Directors totaling 21,000 are exercisable over a three year period. Shares granted to officers and employees are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

     Net earnings were $2,631,000 for the six months ended June 30, 2002 as compared to $1,903,000 for the same period in 2001. Net earnings were $1,251,000 for the quarter ended June 30, 2002 as compared to $1,029,000 during the same quarter in 2001.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $973,000 or 10.0% during the six months ended June 30, 2002 as compared to an increase of $288,000 or 3.0.% during the six months ended 2001. Interest income for the quarter ended June 30, 2002 decreased $522,000 or 10.7% over the quarter ended June 30, 2001, and decreased $98,000 or 2.2% from the first quarter of 2002. The decreases in 2002 were primarily attributable to significant decreases in interest rates. The ratio of average earning assets to total average assets was 95.6% for the six months ended June 30, 2002 and 95.9% for the same period in 2001.

     Interest expense decreased by $2,106,000 for the six months ended June 30, 2002 or 39.3% compared to the same period in 2001. Interest expense for the quarter ended June 30, 2002 decreased $1,037,000 or 39.6% as compared to the quarter ended June 30, 2001. Interest expense for the quarter ended June 30, 2002 decreased $91,000 or 5.4% compared to the first quarter of 2002. The decrease in interest expense for the six months ended June 30, 2002 as compared to the same period in 2001 can be attributable to the significant decrease in interest rates as noted above.

     The foregoing resulted in net interest income of $5,545,000 for the six months ended June 30, 2002, an increase of $1,133,000 or 25.7% compared to the prior year period. Net interest income for the quarter ended June 30, 2002 increased $515,000 or 22.8% over the second quarter of 2001 while there was a decrease of $7,000 or .3% over the first quarter in 2002.

     The following schedule details the loans of the Company at June 30, 2002 and December 31, 2001:

	June 30,	December 31,
	2002	2001

	(In Thousands)
Commercial, financial and agricultural	$38,430	37,073
Real estate – construction	3,720	5,482
Real estate – mortgage	97,321	95,774
Consumer	2,275	2,402

	$141,746	140,731

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The provision for loan losses was $89,000 and $90,000 for the first six months of 2002 and 2001, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and monitor problems on a timely basis of course no system is either infallible or perfect.

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $64,816,000 and $2,275,000, respectively at June 30, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when any required payment of principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan should be considered to be impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on management’s subjective evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2002, the Company had one loan in the amount of $177,000 on nonaccrual status. This loan was placed on nonaccrual status during June, 2002. There were no loans on nonaccrual status at December 31, 2001 or at any time during the year then ended.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001

	Recorded	Recorded
(In Thousands)	Investment	Investment

Recorded investment	$1,884	$1,693
Allowance for loan losses	$534	$533

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The average recorded investment in impaired loans for the six months ended June 30, 2002 and 2001 was $1,955,000 and $2,020,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $82,000 and $90,000 for 2002 and 2001, respectively.

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2002 and December 31, 2001:

	June 30, 2002		December 31, 2001

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	In Thousands		In Thousands

Real estate — mortgage	$221	—	133	—
Real Estate — construction	—	—	—	—
Installment loans	—	—	2	—
Commercial	—	177	17	-

	$221	177	152	-

Renegotiated loans	$—	—	—	—

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,

	2002	2001

	(In Thousands)
Balance, January 1, 2002 and 2001, respectively	$1,804	1,711
Add (deduct):
Losses charged to allowance	(34)	(25)
Recoveries credited to allowance	27	46
Provision for loan losses	89	90

Balance, June 30, 2002 and 2001, respectively	$1,886	1,822

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of June 30, 2002 and December 31, 2001:

	June 30, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$6,648	4,764	1,850	34
Real estate mortgage	1,837	224	1,613	—
Real estate construction	—	—	—	—
Consumer	28	1	27	—

	$8,513	4,989	3,490	34

	December 31, 2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$5,662	3,106	2,521	35
Real estate mortgage	1,792	84	1,708	—
Real estate construction	—	—	—	—
Consumer	6	—	6	—

	$7,460	3,190	4,235	35

     The increase in the internally graded loans is concentrated in three loans that were downgraded during the six months ended June 30, 2002. All of the loans are performing and management believes there is adequate collateral on each loan. The loans were downgraded due to anticipated decreases in these customers’ projected cash flows primarily due to a slowing economy. Two of the loans are secured by commercial and residential rental property and one loan is secured by property on which a restaurant is located.

     The collateral values, based on estimates received by management, securing the above internally graded loans total approximately $16,831,000, ($2,567,000 related to real property and $14,264,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Residential real estate loans that are graded substandard totaling $1,613,000 and $1,708,000 at June 30, 2002 and December 31, 2001 consist of thirty-three and thirty-one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,425	27%	$1,344	26%
Real estate construction	9	3	14	4
Real estate mortgage	415	68	410	68
Consumer	37	2	36	2

	$1,886	100%	$1,804	100%

     Non-interest income was $466,000 for the six months ended June 30, 2002 as compared to $414,000 in 2001. Non-interest income increased $24,000 or 11.2% for the quarter ended June 30, 2002 as compared to the comparable quarter in 2001. There were increases in credit life insurance premiums ($12,000), appraisal fees ($17,000), document preparation fees ($9,000), and title research fees ($17,000) which were partially offset by a decrease in service charges on deposit accounts ($18,000). Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

     Securities gains were $3,000 during the six month period ended June 30, 2002. There were no securities gains or losses during the six month period ended June 30, 2001. These securities gains resulted from sales of available-for-sale securities.

     Non-interest expense increased $144,000 or 7.1% during the first six months of 2002 as compared to the same period in 2001. Salaries and employee benefits increased $68,000 (5.2%), data processing expense increased $34,000 (34%) and other operating expenses increased $42,000 (8.9%) when compared to the six months ended June 30, 2001. Data processing expenses increased primarily due to increased software maintenance.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands, except share amounts)	2002	2001	2002	2001

Basic EPS Computation:
Numerator — income available to common shareholders	$1,251	1,029	2,631	1,903

Denominator — weighted average number of common shares outstanding	519,477	523,086	520,187	522,792

Basic earnings per common share	$2.41	1.97	5.06	3.64

Diluted EPS Computation:
Numerator	$1,251	1,029	2,631	1,903

Denominator:
Weighted average number of common shares outstanding	519,477	523,086	520,187	522,792
Dilutive effect of stock options	5,934	4,576	5,934	4,576

	525,411	527,662	526,121	527,368

Diluted earnings per common share	$2.38	1.95	5.00	3.61

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

FORM 10-Q CONTINUED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity such as Federal funds sold or purchased and loans, securities and deposits as discussed in Item 2. Based upon the nature of the Company’s operations, the Company is not subject to foreign currency exchange or commodity price risk.

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

     Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.

     There have been no material changes in reported market risks during the six months ended June 30, 2002. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share

May 17, 2002	100	$58.15

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

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held April 9, 2002.

(b)	Election of the following members of the board of directors:

Charles C. Jacobs, J. Douglas Milner, John J. Savage, Jr., Carl M.
Stanley and John W. Perdue.

(c)	(1) Each of the above directors were elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Withheld	Non-Votes

Charles C. Jacobs	303,924	297,363	—	6,561	0
J. Douglas Milner	303,924	302,212	—	1,712	0
John J. Savage, Jr.	303,924	302,212	—	1,712	0
Carl M. Stanley	303,924	302,212	—	1,712	0
John W. Perdue	303,924	302,212	—	1,712	0

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, Continued

(c)	(1) Continued

The terms of office of the following directors were continued after the meeting:

Paul O. Barnes, Dean I. Gillespie, C. Levoy Knowles, J. Gregory Brock, Arthur J. Dyer, Rufus W. Gonder, G.B. Greene and Robert W. Jones

(2) The ratification of the selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2002 was as follows:

Number of				Broker
Shares Voting	For	Against	Withheld	Non-Votes

303,924	296,613	—	7,311	0

(d)	Not Applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 consists of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K were filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)

DATE: August 13, 2002	/s/ Charles C. Jacobs Charles C. Jacobs Chairman and Chief Executive Officer

DATE: August 13, 2002	/s/ Kenny D. Neal Kenny D. Neal Chief Financial and Accounting Officer