Form 10-Q
period 2002-09-30
FIRST MCMINNVILLE CORP
filed 2002-11-12
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD

FROM ______________________________ TO ______________________________

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

YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 12, 2002 — 518,980.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the “Bank”) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company are as follows:

Consolidated Balance Sheets — September 30, 2002 and December 31, 2001
Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2002 and 2001
Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2002 and 2001
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signatures

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

(Unaudited)

	September 30,	December 31,
	2002	2001

	(In Thousands)
Assets
Loans	$149,871	140,731
Less: Allowance for loan losses	(1,853)	(1,804)

Net loans	148,018	138,927
Securities:
Held to maturity, at cost (market value $48,916,000 and $64,885,000, respectively)	46,417	63,879
Available-for-sale, at market (amortized cost $71,264,000 and $67,579,000, respectively)	72,510	67,648
Federal funds sold	14,500	—
Interest-bearing deposits in other banks	110	179
Other earning assets	1,185	1,156

Total earning assets	282,740	271,789
Cash and due from banks	9,566	7,046
Bank premises and equipment, net of accumulated depreciation	1,921	2,071
Accrued interest receivable	1,918	2,147
Deferred tax asset	—	152
Other real estate	—	100
Other assets	373	416

Total assets	$296,518	283,721

Liabilities and Stockholders’ Equity
Deposits	$228,124	213,275
Securities sold under repurchase agreements	19,997	19,921
Federal funds purchased	—	5,000
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,757	3,145
Deferred tax liability	296	—

Total liabilities	251,174	242,341

Stockholders’ equity:
Common stock, $2.50 par value; authorized 5,000,000 shares, issued 611,585 shares and 611,215 shares, respectively	1,529	1,528
Additional paid-in capital	1,890	1,869
Retained earnings	45,093	41,703
Net unrealized gains on available-for-sale securities, net of income taxes of $475,000 and $26,000, respectively	771	43

	49,283	45,143
Less cost of treasury stock of 92,405 shares and 90,277 shares, respectively	(3,939)	(3,763)

Total stockholders’ equity	45,344	41,380

Total liabilities and stockholders’ equity	$296,518	283,721

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months Ended September 30, 2002 and 2001
and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars In Thousands, Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,679	2,805	7,961	8,458
Interest and dividends on securities:
Taxable securities	1,061	1,505	3,605	4,816
Tax exempt from Federal income taxes	402	415	1,292	1,178
Interest on federal funds sold	86	49	173	98
Interest on interest-bearing deposits in other banks and other interest	—	—	1	1

Total interest income	4,228	4,774	13,032	14,551

Interest expense:
Interest on negotiable order of withdrawal accounts	115	166	351	531
Interest on money market demand and savings accounts	181	246	577	780
Interest on certificates of deposit	1,127	1,840	3,499	5,912
Interest on securities sold under repurchase agreements and short term borrowings	89	153	306	476
Interest on Federal funds purchased	—	—	10	43
Interest on advances from Federal Home Loan Bank	13	13	41	41

Total interest expense	1,525	2,418	4,784	7,783

Net interest income	2,703	2,356	8,248	6,768
Provision for loan losses	46	45	135	135

Net interest Income after provision for loan losses	2,657	2,311	8,113	6,633

Other income:
Service charges on deposit accounts	124	118	353	365
Other fees and commissions	86	78	275	207
Commissions and fees on fiduciary activities	12	16	33	40
Security gains related to available-for-sale securities	—	3	3	3
Other income	12	6	36	20

Total other income	234	221	700	635

Other expenses:
Salaries and employee benefits	771	682	2,140	1,983
Occupancy expenses, net	54	53	156	151
Furniture and equipment expense	15	14	45	47
Data processing expense	52	46	186	146
FDIC insurance	9	10	28	30
Other operating expenses	227	201	743	675

Total other expenses	1,128	1,006	3,298	3,032

Earnings before income taxes	1,763	1,526	5,515	4,236
Income taxes	615	460	1,736	1,267

Net earnings	$1,148	1,066	3,779	2,969

Basic earnings per common share	$2.21	2.04	7.27	5.68

Diluted earnings per common share	$2.18	2.02	7.18	5.62

Dividends per share	$—	—	.75	.70

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(In Thousands)
Net earnings	$1,148	1,066	3,779	2,969

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $214,000, $278,000, $450,000 and $975,000, respectively	345	457	730	1,595
Less: reclassification adjustment for gains included in net earnings, net of taxes of $1,000 in 2002 and 2001	—	(2)	(2)	(2)

Other comprehensive earnings	345	455	728	1,593

Comprehensive earnings	$1,493	1,521	4,507	4,562

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

	2002	2001

	(In Thousands)
Cash flows from operating activities:
Interest received	$13,232	14,717
Fees and commissions received	697	632
Interest paid	(5,124)	(7,943)
Cash paid to suppliers and employees	(2,822)	(2,640)
Income taxes paid	(1,863)	(1,200)

Net cash provided by operating activities	4,120	3,566

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	31,844	32,388
Proceeds from maturities of available-for-sale securities	47,670	70,773
Proceeds from sales of available-for-sale securities	758	—
Purchase of available-for-sale securities	(52,110)	(39,318)
Purchase of held-to-maturity securities	(14,382)	(57,393)
Loans made to customers, net of repayments	(9,326)	(1,312)
Purchase of premises and equipment	—	(27)
Decrease in interest bearing deposits in financial institutions	69	17
Proceeds from sale of other real estate	193	—

Net cash provided by investing activities	4,716	5,128

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	6,511	1,434
Net increase in time deposits	8,338	965
Increase in securities sold under repurchase agreement	76	4,511
Decrease in Federal funds purchased	(5,000)	(2,000)
Dividends paid	(1,587)	(1,542)
Payments to acquire treasury stock	(176)	(181)
Proceeds from sales of common stock	22	52
Proceeds from sale of treasury stock	—	16
Proceeds from short-term borrowings	30	125
Repayment of short-term borrowings	(30)	—

Net cash provided by financing activities	8,184	3,380

Net increase in cash and cash equivalents	17,020	12,074
Cash and cash equivalents at beginning of period	7,046	4,364

Cash and cash equivalents at end of period	$24,066	16,438

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2002	2001

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,779	2,969
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	149	149
Provision for loan losses	135	135
Security gains related to available-for-sale	(3)	(3)
Loss on disposal of premises and equipment	—	3
Loss on sales of other real estate	7	—
FHLB dividend reinvestment	(29)	(55)
Decrease in refundable income taxes	35	67
Decrease in interest receivable	229	221
Decrease in taxes payable	(162)	—
Decrease in interest payable	(340)	(160)
Decrease (increase) in other assets	8	(28)
Increase in other liabilities	312	268

Total adjustments	341	597

Net cash provided by operating activities	$4,120	3,566

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of income taxes of $450,000 and $975,000, respectively	$728	1,593

Transfer of loans to other real estate	$100	98

Transfer of other real estate to loans	$—	70

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company) and its wholly-owned subsidiary, The First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company.

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the nine months and three months ended September 30, 2002 and 2001, comprehensive earnings for the nine months and three months ended September 30, 2002 and 2001 and changes in cash flows for the nine months ended September 30, 2002 and 2001. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, interest income can not be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors.

     Based on the results of the analysis as of September 30, 2002, the Company would expect net interest income to decrease approximately $112,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase approximately $112,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of September 30, 2002 was 1.09 to 1.0 (0-91 days) and .95 to 1.0 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.9 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2002 commercial, consumer and other loans of approximately $36.4 million and mortgage loans of approximately $10.4 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $39.8 million will become due during the next twelve months. The Bank’s deposit base increased approximately $14.8 million during the nine months ended September 30, 2002. Securities sold under repurchase agreements increased approximately $76,000 during the nine months ended September 30, 2002. The increase in securities sold under agreements to resell was approximately $2.1 million during the quarter ended September 30, 2002. The deposit base increased approximately $2.9 million during the nine months ended September 30, 2001. Federal funds sold were $14.5 million at September 30, 2002 and $23.6 million at June 30, 2002. Federal funds purchased were $5.0 million at December 31, 2001. Advances from the Federal Home Loan Bank were $1,000,000 at September 30, 2002, June 30, 2002 and December 31, 2001.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts except as discussed in the preceding paragraph.

     The Subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At September 30, 2002, the Bank can declare during the remainder of 2002 cash dividends in an aggregate amount not to exceed approximately $7.1 million, exclusive of any 2002 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 15.3% at September 30, 2002 and 14.6% at December 31, 2001. The increase in the ratio resulted primarily from an increase in the net unrealized gain on securities available for sale of approximately $728,000 and net earnings of $3,779,000 during the nine months ended September 30, 2002. Total assets increased 4.5% during the nine months ended September 30, 2002. The annualized rate of return on stockholders’ equity for the first nine months of 2002 was 12.2% compared to 10.5% for the comparable period in 2001. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends of $389,000 and $366,000 or $.75 and $.70 per share were declared in the nine months ended September 30, 2002 and 2001, respectively. Cash dividends will be increased in the remainder of 2002 over 2001 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2001 were $3.00 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Actions taken by the Board of Governors of the Federal Reserve System have resulted in multiple decreases in interest rates during the past several months and lower interest rates of new debt securities. The Company’s securities portfolio consists primarily of debt securities with an average yield greater than the current market rate. These factors have contributed to an unrealized gain on securities available-for-sale of $771,000 (net of income taxes of $475,000) at September 30, 2002.

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 26.7%, a total capital to risk-based ratio of 27.9% and a Tier 1 leverage ratio of 15.3%, and was thus in the “well capitalized” category under the regulations.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2002.

     On April 8, 1997, the Company’s stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 46,000 shares of stock to its directors, officers and employees at exercise prices ranging from $58.15 to $74.30 per share. At September 30, 2002, 6,785 options had been exercised and 24,325 options were exercisable. 21,000 of these options were granted to Directors which vested over a three year period. Of this total, 4,450 options have been exercised, 1,500 options were forfeited and 15,050 options are exercisable at September 30, 2002. Shares granted to officers and employees are exercisable over a period of 10 years or the number of years until the optionee reaches age 65, whichever is less.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

     Net earnings were $3,779,000 for the nine months ended September 30, 2002 as compared to $2,969,000 for the same period in 2001. Net earnings were $1,148,000 for the quarter ended September 30, 2002 as compared to $1,066,000 during the same quarter in 2001.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $1,519,000 or 10.4% during the nine months ended September 30, 2002 as compared to the comparable period in 2001. Interest income for the quarter ended September 30, 2002 decreased $546,000 or 11.4% when compared to the quarter ended September 30, 2001 and $125,000 or 2.9% as compared to the second quarter of 2002. The decrease for the third quarter of 2002 compared to the same period in 2001 and compared to the quarter ended June 30, 2002 were primarily attributable to a decrease in interest rates during the fourth quarter of 2001 and during 2002. The ratio of average earning assets to total average assets was 96.1% for the nine months ended September 30, 2002 as compared to 96.8% for the same period in 2001.

     Interest expense decreased by $2,999,000 for the nine months ended September 30, 2002 or 38.5% as compared to the same period in 2001. Interest expense for the quarter ended September 30, 2002 decreased $893,000 or 36.9% as compared to the quarter ended September 30, 2001. Interest expense for the quarter ended September 30, 2002 decreased $59,000 or 3.7% over the quarter ended June 30, 2002. The decreases in interest expense can be attributable primarily to decreases in interest rates over the past twelve months.

     The foregoing resulted in net interest income of $8,248,000 for the nine months ended September 30, 2002, an increase of $1,480,000 or 21.9% compared to the prior year period. Net interest income for the quarter ended September 30, 2002 increased $347,000 or 14.7% as compared to the third quarter of 2001. Net interest income for the quarter ended September 30, 2002 decreased $66,000 or 2.4% as compared to the quarter ended June 30, 2002.

     The following schedule details the loans of the Company at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

	(In Thousands)
Commercial, financial and agricultural	$43,931	37,073
Real estate — construction	4,513	5,482
Real estate — mortgage	99,037	95,774
Consumer	2,390	2,402

	$149,871	140,731

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The provision for loan losses was $135,000 for the first nine months of 2002 and 2001. The provision was $46,000 and $45,000 for each of the quarters ended September 30, 2002 and 2001, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis.

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $65,900,000 and $2,390,000, respectively at September 30, 2002, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2002 and 2001, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the two nine month periods then ended.

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

     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2002, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001

	Recorded	Recorded
(In Thousands)	Investment	Investment

Recorded investment	$1,767	$1,693
Allowance for loan losses	$533	$533

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The average recorded investment in impaired loans for the nine months ended September 30, 2002 and 2001 was $1,928,000 and $2,026,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $119,000 and $127,000 for 2002 and 2001, respectively.

     The following schedule details selected information as to non-performing loans of the Company at September 30, 2002:

September 30, 2002

Past Due
	90 Days	Non-Accrual

Real estate loans	$244	—
Installment loans	—	—
Commercial	—	—

	$244	—

Renegotiated loans	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2002	2001

Balance, January 1, 2002 and 2001, respectively	$1,804	$1,711
Add (deduct):
Losses charged to allowance	(127)	(50)
Recoveries credited to allowance	41	57
Provision for loan losses	135	135

Balance, September 30, 2002 and 2001, respectively	$1,853	$1,853

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of September 30, 2002 and December 31, 2001:

	September 30, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$6,494	4,704	1,757	33
Real estate mortgage	1,997	425	1,572	—
Real estate construction	—	—	—	—
Consumer	150	1	147	2

	$8,641	5,130	3,476	35

	December 31, 2001

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$5,662	3,106	2,521	35
Real estate mortgage	1,792	84	1,708	—
Real estate construction	—	—	—	—
Consumer	6	—	6	—

	$7,460	3,190	4,235	35

     The increase in the internally graded loans is concentrated in three loans that were downgraded during the nine months ended September 30, 2002. All of the loans are performing and management believes there is adequate collateral on each loan. The loans were downgraded due to anticipated decreases in these customers’ projected cash flows primarily due to a slowing down economy. Two of the loans are secured by commercial and residential rental property and one loan is secured by property on which a restaurant is located.

     Residential real estate loans that are graded substandard totaling $1,572,000 and $1,708,000 at September 30, 2002 and December 31, 2001, respectively, consist of thirty four and thirty one individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The collateral values, based on estimates received by management, securing the above internally graded loans total approximately $17,077,000 ($2,802,000 related to real property and $14,275,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

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

     The following detail provides a breakdown of the allocation of the allowance for possible loans losses:

	September 30, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,371	29%	$1,344	26%
Real estate construction	11	3	14	4
Real estate mortgage	421	66	410	68
Consumer	50	2	36	2

	$1,853	100%	$1,804	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income excluding securities transactions increased $65,000 or 10.3% during the nine months ended September 30, 2002 as compared to the same period in 2001. There was an increase during the quarter ended September 30, 2002 of $16,000 or 7.3% as compared to the comparable quarter in 2001. Commissions and fees on fiduciary activities decreased $7,000. Appraisal fees increased $19,000, preparation fees increased $7,000, commissions on investment banking and advisory services decreased $3,000, abstract title fees increased $21,000, credit life insurance commissions increased $12,000 and other increases totaled $16,000. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Securities gains during the nine months ended September 30, 2002 and 2001, respectively, amounted to $3,000. These gains related to transactions in the available-for-sale category. These gains were incurred primarily in conjunction with management’s strategies to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

     Non-interest expense was $3,298,000 and $3,032,000 for the nine months ended September 30, 2002 and 2001, respectively. Non-interest expense was $1,128,000 and $1,006,000 for each quarter ended September 30, 2002 and 2001, respectively. This increase was due primarily to increases of approximately $40,000 in data processing equipment maintenance and $157,000 increase in salaries and employee benefits.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except share amounts)	2002	2001	2002	2001

Basic EPS Computation:
Numerator — income available to common shareholders	$1,148	1,066	3,779	2,969

Denominator — weighted average number of common shares outstanding	518,973	522,791	519,779	522,791

Basic earnings per common share	$2.21	2.04	7.27	5.68

Diluted EPS Computation:
Numerator	$1,148	1,066	3,779	2,969

Denominator:
Weighted average number of common shares outstanding	518,973	522,791	519,779	522,791
Dilutive effect of stock options	6,646	5,099	6,646	5,099

	525,619	527,890	526,425	527,890

Diluted earnings per common share	$2.18	2.02	7.18	5.62

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

     There are no material changes in reported market risks during the nine months ended September 30, 2002 known to management. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares
Date of Sale	of Common Stock Sold	Price Per Share

September 9, 2002	250	$58.15
September 17, 2002	20	$58.15

The aggregate proceeds of the shares sold were $15,700.50.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	None

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 consists of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION

(Registrant)

DATE:	November 12, 2002	/s/ Charles C. Jacobs

Charles C. Jacobs Chairman and Chief Executive Officer

DATE:	November 12, 2002	/s/ Kenny D. Neal

Kenny D. Neal Chief Financial and Accounting Officer

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
OF FIRST MCMINNVILLE CORPORATION
PURSUANT TO SECTION 302
OF THE SARBANES OXLEY ACT OF 2002

     The Undersigned Charles C. Jacobs, Chairman and Chief Executive Officer of First McMinnville Corporation (“Company”), certifies with respect to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 (“report”), that:

     (1)  I have reviewed the report being filed;

     (2)  Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     (3)  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

     (4)  I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii)	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     (6)  I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles C. Jacobs Charles C. Jacobs, Chairman and Chief Executive Officer

Date: November 8, 2002

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
OF FIRST MCMINNVILLE CORPORATION
PURSUANT TO SECTION 302
OF THE SARBANES OXLEY ACT OF 2002

     The Undersigned Kenny D. Neal, Chief Financial Officer of First McMinnville Corporation (“Company”), certifies with respect to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2002 (“report”), that:

     (1)  I have reviewed the report being filed;

     (2)  Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     (3)  Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the report;

     (4)  I and the other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(i)	Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

(ii)	Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (“Evaluation Date”); and

(iii)	Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  I and the other certifying officers have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(i)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(ii)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     (6)  I and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kenny D. Neal Kenny D. Neal, Chief Financial Officer

Date: November 8, 2002