Form 10-Q/A
period 2002-09-30
FIRST MCMINNVILLE CORP
filed 2002-11-15
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2002 and 2001
Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2002 and 2001
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
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

Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

FIRST MCMINNVILLE CORPORATION

(Registrant)

DATE:	November 14, 2002	/s/ Charles C. Jacobs

Charles C. Jacobs Chairman and Chief Executive Officer

DATE:	November 14, 2002	/s/ Kenny D. Neal

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

Date: November 14, 2002

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

Date: November 14, 2002