Form 10-K
period 2002-12-31
FIRST MCMINNVILLE CORP
filed 2003-03-28
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

$2.50 per value common stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold ($83.54 per share), or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2002), is approximately $35,826,714. The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims. This is based on an estimated 428,857 shares held by non-affiliates at December 31, 2002. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2002, 520,749 shares of the Registrant’s common voting stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Specified portions of the definitive proxy materials filed with the Commission under Regulation 14A, as set forth in the Exhibit Index.

FIRST MCMINNVILLE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

-ii-

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Section 27Aof the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First McMinnville Corporation (the “Company”) and the First National Bank of McMinnville operate, projections of future performance, perceived opportunities in the market and any statements regarding the Company’s goals, business plans, and/or areas of concern. The Company’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business — Factors That May Affect Future Results of Operation.”

ITEM 1. BUSINESS

Description of Business

The Company

First McMinnville Corporation (the “Company”) is a one bank holding company that, at December 31, 2002, owned all of the stock of the First National Bank of McMinnville (the “Bank” or “First National Bank”). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).

The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to those of the Bank in 2002. The Company’s principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2002, the Company had total assets of approximately $304,760,000 and total Shareholders’ equity of $45,398,000. The Company reported net after-tax earnings of approximately $5,044,000 for fiscal 2002. At December 31, 2002, the Bank’s total loans (net of allowance for possible loan losses of $1,908,000) were $147,673,000 and its total deposits were $229,264,000. As of that date, the Company’s Tier 1 capital ratio was 26.67%, its total risk-based capital ratio was 27.80%, and its leverage ratio was 15.00%. Please refer to the company’s Consolidated Financial Statements contained in Exhibit F for additional information.

During 2002 the Bank has continued to focus on developing its financial services business in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, the real estate development business, local industry, business executives, professionals and other individuals. The Bank operates throughout Warren County, Tennessee, with three offices located in McMinnville and one located in each of Morrison and Viola. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.

The Company’s principal executive offices are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

The Bank

The First National Bank of McMinnville (“First National Bank” or the “Bank”) is a commercial bank with deposits insured by the Bank Insurance Fund that is administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is chartered under the National Bank Act. It is subject to comprehensive examination, supervision and regulation by the Office of the Comptroller of the Currency (called the “OCC”). The Bank was initially chartered in 1874 and has operated continuously since then.

The First National Bank operates five full-service banking offices located in Warren County, Tennessee. Its main office is located in McMinnville, Tennessee and it has additional branches in McMinnville, Morrison, and Viola, Tennessee. The Bank’s primary service area is located in Warren County, Tennessee, and the counties surrounding Warren County. The Bank operates four automated teller machines (“ATMs”). The Bank provides banking, trust and other financial services throughout Warren County and in other areas.

For retail customers, the First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank is a correspondent bank of First Tennessee Bank National Association, Chattanooga, Tennessee, and National Bank of Commerce, Birmingham, Alabama. The Bank operates a trust department. The Company and the Bank intend for the foreseeable future to concentrate their efforts in their existing markets. The Bank formed a subsidiary known as First Community Title & Escrow Company in 2001 to engage in the title insurance business, as agent.

Within the defined service area of the Bank’s main office, the banking business is highly competitive. The Bank competes primarily with banks and with other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies, retailers, and other types of businesses that offer credit, loans, check cashing, and comparable services. Deposit deregulation has intensified the competition for deposits among banks and other types of companies in recent years. Deposit gathering and the effective and profitable use of those deposits are two of the most challenging tasks faced by the Bank in particular and the financial services sector in general.

The Bank’s primary source of income in 2002 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 96.4% of its gross earnings from interest income and approximately 3.6% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Southern Middle Tennessee, primarily in the Warren County and surrounding county trade areas, through its commercial banking operations.

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

The Bank offers the following support services to make financial management more efficient and convenient for its customers:

•	personalized service	•	interest bearing accounts, such as CD’s and IRA’s
•	money market accounts	•	safe deposit boxes
•	night deposit services	•	drive-through banking
		•	super NOW accounts, small
•	on-line banking		business checking
•	Hometown Direct (direct deposit services)	•	travelers’ checks
•	telephone banking	•	trust department services

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

There have been many legislative and regulatory proposals designed to overhaul or otherwise improve the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the “Gramm-Leach-Bliley Act of 1999” in late 1999 were important developments. See “U.S.A. Patriot Act,” “Financial Services Modernization Act,“and “Recent Developments and Future Legislation — The Sarbanes-Oxley Act of 2002,” below.

Expenditures for research and development activities were not material for the years 2000 through 2002.

Neither the Bank nor any of its significant subsidiaries is dependent upon a single customer or very few customers. The Bank has some concentration in lending to the nursery business, which comprises a large part of the local Warren County, Tennessee economy.

Please refer also to the Consolidated Financial Statements for additional information concerning the Bank.

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

DECEMBER 31

(Dollars in Thousands Except Per Share)

	2002	2001	2000	1999	1998

Total Assets	$304,760	$283,721	$269,160	$263,707	$243,027
Total Earning Assets	290,179	271,789	258,600	251,844	233,130
Deposits	229,264	213,275	210,852	195,924	185,305
Stockholders’ Equity	45,398	41,380	37,707	33,600	34,886
Gross Revenues	18,239	20,043	20,121	19,239	18,078
Net Earnings	5,044	4,147	3,896	4,216	3,870
Basic Earnings Per Share	9.71	7.94	7.43	7.91	7.24
Diluted Earnings Per Share	9.59	7.87	7.37	7.88	7.23
Cash Dividends Declared Per Share	3.20	3.00	2.90	2.80	2.65

Subsidiary

The First National Bank is the Company’s sole subsidiary. The Bank has one, subsidiary, First Community Title & Escrow Company, which was formed in 2001 to act as a title insurance agency.

Services To and Transactions with Subsidiary

Intercompany transactions between the Company and its subsidiary, the First National Bank, are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its Board of Directors and with the officers elected by the Bank’s Board. See “Supervision and Regulation — Transactions with Affiliates,” below.

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

Supervision and Regulation

The commercial banking business is highly regulated. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the Company. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company and the Bank are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the Tennessee Department of Commerce and Insurance (Insurance Division). To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material and unpredictable effect on the business of the Company.

General

First McMinnville Corporation The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company is subject to comprehensive examination, regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act with the Federal Reserve Board. The Company is also subject to Tennessee regulations.

The Bank Holding Company Act permits the Federal Reserve Board to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. See “Interstate Banking and Branching.”

The Company is also a bank holding company within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2002, the Company estimates that it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than five years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee and national banks can do likewise. See “Interstate Banking and Branching.”

The Company’s common stock is registered under Section 12 of the Exchange Act. As a result, the Company is required to file quarterly, annual and other types of reports with the Securities and Exchange Commission under the Exchange Act. The Company is subject to the information, proxy solicitation, and other requirements and restrictions of the Exchange Act.

The First National Bank of McMinnville. The Company’s subsidiary Bank is subject to comprehensive supervision and examination by the OCC and, to some extent, by other federal agencies. The Bank is chartered under the National Bank Act and it is a member of the Federal Reserve System. All national banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the Federal Deposit Insurance Act. (See 12 U.S.C. § 1811, et seq.) The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. The Company declared dividends of $3.20 per share in 2002, compared to $3.00 and $2.90 per share, respectively in 2001 and 2000.

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

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. It is presently anticipated that the Company will pay a cash dividend in 2003 consistent with past practices. However, the payment of dividends by the Company and the Bank may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.” Dividends will be paid only as the Board of Directors may determine from time to time in accordance with legal requirements and principles of safety and soundness.

Bank Holding Company Act

The Company is a bank holding company and thus subject to comprehensive examination, regulation and supervision by the Federal Reserve Board. The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and generally requires that a bank holding company engage in banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted. See “Interstate Banking and Branching.”

Failure to meet capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that could, in that event, have a direct material effect on the institution’s financial statements. The relevant regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Bank. Those qualitative judgments could also affect the Bank’s capital status and the amounts of dividends that the Bank may distribute. See “Prompt Corrective Action” and “Capital Adequacy.” At December 31, 2002, management believes that the Company and the Bank met all such capital requirements to which they are subject.

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

National Bank Act Regulation

The Bank is chartered as a national banking association under the banking laws of the United States. As such, the Bank is subject to a myriad of federal and state banking and corporate laws, and to comprehensive supervision, regulation and examination by the OCC, although such regulation and examination is for the protection of the banking system and the deposit insurance fund managed by the FDIC and not for the protection of shareholders or any other investors. The OCC is the Bank’s primary federal regulator. It is intended that the Bank’s deposit accounts will always be insured up to legally prescribed limits by the FDIC. The Bank files and will continue to be required to file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. A variety of laws serves to limit the amount of dividends payable by the Bank. See “Payment of Dividends.”

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

At December 31, 2002, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

First McMinnville		Well-Capitalized	Minimum Required
Corporation		Institutions*	by Regulation
Tier 1 Capital	26.67%	6.00%	4.00%
Total Risk-Based Capital	27.80%	10.00%	8.00%
Leverage Ratios	15.00%	5.00%	4.00%

*See “Prompt Corrective Action” below.

Please refer to Note 11 of the Consolidated Financial Statements (Item 8 of this Report) for additional information concerning the Company’s consolidated capital position.

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

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2002.

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

The Company believes that the Bank, as of December 31, 2002, had sufficient capital to qualify as well capitalized under applicable regulatory capital requirements.

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

On October 31, 2002, the Federal Reserve issued a new regulation that is scheduled to become effective on April 1, 2003. New “Regulation W” is intended to comprehensively implement sections 23A and 23B of the Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Off-Balance Sheet Financing

The Company engages in certain off-balance sheet financings, such as unfunded lines of credit and outstanding stand-by letters of credit. These are discussed in Note 14 of the Consolidated Financial Statements.

Transactions with the Company’s Accountants

As a matter of policy, the Company avoids being involved in transactions with its firm of independent certified public accountants that would, in the Company’s view, jeopardize that firm’s independence. The Company values the work and the independent perspective offered by that firm but engages in no material consulting service agreements with that firm. For example, in 2002, the aggregate audit fees billed or to be billed to the Company by Maggart & Associates, P.C. during 2002 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q totaled $80,260. This amount includes fees for services related to subsidiary company audits as well as work on periodic reports under the Securities Exchange Act, such as Reports on Form 10-K and 10-Q. That firm provided no professional services to the Company regarding financial information systems design and implementation during 2002. The aggregate fees billed or to be billed to the Company by Maggart & Associates, P.C. for 2002 for all services rendered to the Company, including tax related services, but excluding audit fees and financial information systems design and implementation fees, totaled $7,235. This amount includes fees for services related to tax compliance and tax planning.

General Regulatory Factors

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to its appropriate banking regulatory agency. FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

A bank’s compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, conducted in 1998, the Bank was rated at least “satisfactory.”

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

Usury Provisions

The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum “formula rate” of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. At March 25, 2003, the maximum “formula rate” of interest was 8%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

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

Effects of Governmental Policies

The Bank is affected by the policies of various regulatory authorities, including the OCC, the Federal Reserve Board, and the FDIC. An important function of the Federal Reserve System is to regulate the national money supply. In summary, the impact of recent monetary actions and the financial environment has generally been a narrowing of the Bank’s net interest margin (the difference between what the Bank pays for deposits ans what the Bank charges for loans), thus negatively affecting earnings.

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

Financial Services Modernization Act

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act” or “Gramm-Leach-Bliley Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

U.S.A. Patriot Act

After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001,” which is generally known as the “USA Patriot Act.” Title III of the USA Patriot Act requires financial institutions, including the Company and First National Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

The law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA Patriot Act materially amended and expanded the application of the existing Bank Secrecy Act. It provided enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the USA Patriot Act requires federal bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

On April 24, 2002, the Treasury Department issued regulations under the USA Patriot Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations.

Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

The Company and the Bank believe that their systems and procedures accomplish compliance with these requirements. They also believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to them.

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

Insurance Activities

Through the Bank, the Company engages, or may engage, in sales of insurance policies and products as agent. Insurance activities are conducted (or expected to be conducted) in the State of Tennessee. Accordingly, such activities are subject to regulation by the Tennessee Department of Commerce and Insurance (Insurance Division) to the extent not preempted by federal law. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing, and marketing and sales practices, and overall market conduct. Sales of insurance by federally insured deposit institutions like the Bank are also subject to federal regulations, guidelines, and oversight.

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

The principal geographic area of the Company’s operations encompasses Warren County, Tennessee, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating dozens of offices and branches (exclusive of free-standing ATM’s) and holding an aggregate of approximately $555 million in deposits as of approximately June 30, 2002, of which approximately 41% are held by the Bank (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including regional financial institutions such as Union Planters Bank, N.A., Security Federal Savings Bank, Cumberland Bank, Firstar Bank, N.A., AmSouth Bank, Beacon Federal Credit Union, and AEDC Credit Union, as well as with a variety of other banks, financial institutions, and financial services companies.

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

Sources and Availability of Funds

Specific reference is made to the Management’s Discussion and Analysis of Financial Condition and Results of Operation section contained in Item 7 of this Report.

Employees

At year-end 2002, the Bank employed sixty-two full-time and eight persons on a part-time, basis, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(K) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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

Line of Business

The Company’s principal business is the ownership of the stock of the First National Bank of McMinnville. The Bank operates under the National Bank Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2002.

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

The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations were issued by the SEC in connection with the new law in 2002, and again in January of 2003, and additional regulations are anticipated. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. Other well known recent development was the enactment of the Financial Services Modernization Act, which is expected to have an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It has also become possible to have “S corporation” tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

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

SELECTED FINANCIAL DATA AND STATISTICAL INFORMATION

Certain selected financial data and certain statistical data are set forth as part of Appendix F. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Use	Type of Ownership	Property Location
Main Office of the Bank	Owned	200 East Main Street McMinnville, Tennessee
Viola Branch	Owned	3 Lynn Street McMinnville, Tennessee
Sparta Street Branch	Owned	1408 Sparta Street McMinnville, Tennessee
Smithville Highway Branch	Owned	917 Smithville Highway McMinnville, Tennessee
Morrison Branch	Building — Owned Land — Leased	9970 Manchester Highway McMinnville, Tennessee

ITEM 3. LEGAL PROCEEDINGS.

There were no material legal proceedings pending at December 31, 2002, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or its subsidiary Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company and/or the First National Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s or the First National Bank’s financial position or results of operations. The ability of national banks to sell title insurance as agent has been challenged in a lawsuit filed in January of 2003. Although neither the Company nor the Bank is a party to the action, its title insurance agency operations through the Bank could be adversely affected by the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

There is no established public trading market for the Company’s Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal 2002 and 2001. During 2002 the Company redeemed 2,549 shares of its Common Stock with a view toward providing some liquidity in the stock. Customarily, the Company will pay the book value (as calculated by the Company) per share as of the most recent month-end to redeem shares. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is note available. Certain of the transactions involved, or may have involved, the Company or its principals.

Calendar Quarter	Common Stock
2002
Fourth Quarter	$88.25	$85.70
Third Quarter	85.83	84.27
Second Quarter	83.54	84.29
First Quarter	81.59	79.80
2001
Fourth Quarter	$100.00	$79.29
Third Quarter	79.25	79.25
Second Quarter	85.00	76.57
First Quarter	75.36	74.90

The last trade known to management prior to February 1, 2003, occurred at an estimated $92.00 per share for 843 shares on January 14, 2003. Because there is no established public trading market for the Company’s Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company’s Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Common Stock

The Company’s securities consist of its common voting stock, $2.50 par value, which is the Company’s only class of securities authorized or outstanding. As of February 1, 2003, the Company estimates that it has approximately 554 holders of its common stock. In its charter, the Company is authorized to issue 5,000,000 shares of its common stock, par value of $2.50 per share (to be reduced to “no par” by charter amendment in 2003). No shares are reserved for issuance except up to 57,500 shares reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the “Stock Option Plan”) and the number of shares needed to fulfill the requirements of the Rights Agreement described in “Shareholders Rights Agreement.” As of December 31, 2002, there were 520,749 shares of the Company’s common stock outstanding and, to the Company’s best knowledge, entitled to vote.

In December of 2002, the Company’s Board of Directors voted for a stock split of two shares for each share currently held by each shareholder. The record date for the two-for-one stock split was January 31, 2003. Accordingly, a shareholder holding 1,000 shares on the record date for the stock split will be the holder of twice that number of shares (2,000) effective January 31, 2003. In connection with the decision to split the stock, the Company’s Board has voted to change the “par value” from $2.50 per share to “no par” stock for convenience. This change does not affect the value of the stock in any way, either positively or negatively.

Subject to certain limitations specified in this report, each such share is entitled to one vote on all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the common stock entitled to vote is necessary to constitute a quorum at annual and other meetings of the shareholders. A share, once represented for any purpose at a meeting, is deemed present for purposes of determining a quorum for that meeting (unless the meeting is adjourned and a new record date is set for the adjourned meeting and as may be determined by a court in certain specified circumstances), even if the holder of the share abstains from voting with respect to any matter brought before the said meeting. There is no cumulative voting. The Company’s common stock does not carry preemptive rights. A proxy must be dated not more than eleven months before the meeting date. Certain of the statutes and regulations described in Item 1 and in other places in this Report may further affect the matters described in this Item. See “Business Combinations” and “Shareholders Rights Agreement,” set forth elsewhere in this report.

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

Amendment of Charter and Bylaws

The Company may amend its charter in any manner permitted by Tennessee law. The Tennessee Business Corporation Act provides that a corporation’s charter may be amended by a majority of votes entitled to be cast on an amendment, subject to any condition the board of directors may place on its submission of the amendment to the stockholders. Assuming a quorum is present, the vote of a plurality can change the provisions of the Company’s bylaws and charter. In limited cases, the Board can amend the charter without a vote of the shareholders. One of those cases has to do with changing the par value of the stock. As noted above, in December of 2002, the Company’s Board of Directors voted for a stock split of two shares for each share currently held by each shareholder. The record date for the split was January 31, 2003. In addition, in connection with the split, the Board of Directors voted to change the “par value” from $2.50 per share to “no par” stock for convenience. The change in par value does not affect the value of the stock either positively or negatively.

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

(b)  Holders

The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s Common Stock at January 31, 2003 was approximately 554.

(c)  Dividends

The Company has paid a cash dividend in every years since it was organized in 1984. The Company declared semi-annual cash dividends on its Common Stock in the aggregate amount of $3.20 per share in 2002, $3.00 per share in 2001, and $2.90 per share in 2000. Future dividends may be paid as determined by the Company’s Board of Directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the Board of Directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

(d)  Sales of Unregistered Securities

The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-Q except as set forth in this paragraph. In 2002, the Company issued 2,360 shares to certain of the participants in the Stock Option Plan at a weighted average exercise price of $58.15 per share. Please refer to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan and to Note 17 thereof with respect to earnings per share. The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a general distribution of securities within the meaning of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data required by this part of this Annual Report on Form 10-K are set forth as part of Appendix F. The selected financial data and certain statistical data concerning the Company should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” that is set forth as a part of Item 7 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The “Management’s Discussion and Analysis of Financial Condition and Results of Operation” called for by this part is set forth as part of Appendix F. The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and the Bank, its subsidiary. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements (Item 8).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Please refer to the Consolidated Financial Statements, the Statistical Data, Item 6, Item 7, and Item 8 for the information called for by this part of the Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

•	Independent Auditors’ Report;

•	Consolidated Balance Sheets — December 31, 2002 and 2001;

•	Consolidated Statements of Earnings — Three years ended December 31, 2002;

•	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2002;

•	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2002;

•	Consolidated Statements of Cash Flows — Three years ended December 31, 2002; and all

•	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the Registrant’s 2003 definitive proxy statement filed with the SEC on or about March 17, 2003 pursuant to Regulation 14A (“2003 Proxy Statement”). However, the information set forth in the 2003 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended (“Securities Act”), shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference to the Registrant’s 2003 Proxy Statement. However, the information set forth in the 2003 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information is incorporated by reference to the Registrant’s 2003 Proxy Statement. However, the information set forth in the 2003 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the Registrant’s 2003 Proxy Statement. However, the information set forth in the 2003 Proxy Statement under the subheadings “Board Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act, shall not be deemed to be incorporated by reference in this or any other filing.

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

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chairman and Chief Executive Officer and the Executive Vice President, Chief Financial Officer, and Principal Accounting Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date on which the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2002 and 2001;

•	Consolidated Statements of Earnings for the three years ended December 31, 2002;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2002;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2002;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2002; and

•	All Notes to the foregoing Consolidated Financial Statements.

•	The listing of exhibits is incorporated by reference to the Exhibit Index appearing elsewhere in this report.

(b)	The filed no Current Report on Form 8-K in the Fourth Quarter of 2002.

(c)	Exhibits — The exhibits required to be filed with this Annual Report on Form 10-K are attached hereto as a separate section of this report.

(d)	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Report, or is disclosed in the consolidated financial statements or related notes to such financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First McMinnville Corporation (Registrant)

By:	/s/ Charles C. Jacobs Charles C. Jacobs Chairman and Chief Executive Officer March 11, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul O. Barnes Paul O. Barnes	Director	March 11, 2003

/s/ J. G. Brock J. G. Brock	Director	March 11, 2003

/s/ Arthur J. Dyer Arthur J. Dyer	Director	March 11, 2003

/s/ Dean I. Gillespie Dean I. Gillespie	Director	March 11, 2003

/s/ Rufus W. Gonder Rufus W. Gonder	Director	March 11, 2003

/s/ G. B. Greene G. B. Greene	Director	March 11, 2003

/s/ Charles C. Jacobs Charles C. Jacobs	Chairman, and Director (Principal Executive Officer)	March 11, 2003

/s/ Robert W. Jones Robert W. Jones	Director	March 11, 2003

/s/ C. Levoy Knowles C. Levoy Knowles	Director	March 11, 2003

Signature	Title	Date

/s/ J. Douglas Milner J. Douglas Milner	Director	March 11, 2003

/s/ John W. Perdue John W. Perdue	President and Director	March 11, 2003

/s/ John J. Savage, Jr. John J. Savage, Jr.	Director	March 11, 2003

/s/ Carl M. Stanley Carl M. Stanley	Director	March 11, 2003

/s/ Kenny D. Neal Kenny D. Neal	Treasurer/Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 11, 2003

CERTIFICATION

     I, Charles C. Jacobs, Chairman of the Board and Chief Executive Officer of First McMinnville Corporation (the “Company”), certify that:

     1.     I have reviewed this report on Form 10-K of the Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Charles C. Jacobs Charles C. Jacobs, Chairman And Chief Executive Officer

CERTIFICATION

     I, Kenny D. Neal, Senior Vice President and Chief Financial and Accounting Officer of First McMinnville Corporation (the “Company”), certify that:

     1.     I have reviewed this report on Form 10-K of the Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4.     The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Kenny D. Neal Kenny D. Neal, Senior Vice President And Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location

3(i)	Charter, as amended	(1)

3(ii)	Bylaws	(1)

4.1	Charter, as amended	(1)

4.2	Bylaws	(1)

4.3	1997 First McMinnville Corporation Stock Option Plan	(2)

4.4	Shareholders Rights Agreement dated June 10, 1997.	(2)

10.1	First National Bank of McMinnville 401(k) Retirement Plan	(3)

10.2	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. <Terminated January 2000>	(4)

10.3	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs	(5)

11	Statement re: computation of per share earnings	(6)

12	Statements re computation of ratios	(7)

13	Annual Report to Security Holders	(8)

21	Subsidiaries of the Registrant for the year ended December 31, 2002.	After Exhibit Index

99.1	Certification of Periodic Report by Chief Executive Officer.

99.2	Certification of Periodic Report by Chief Financial Officer.

	Proxy Statement for 2003 Annual Meeting of Shareholders Scheduled to be held on April 8, 2003.	Filed with the SEC under Regulation 14A

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.

(2)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.

(4)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

(5)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(6)	Incorporated by reference to Note 17 of the Consolidated Financial Statements.

(7)	Incorporated by reference to the “Selected Financial Data and Statistical Information” that appears as part of Item 1 of this Annual Report on Form 10-K.

(8)	No portion of the Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information but shall not be deemed to be “filed” for any purpose.

APPENDIX F

2002 ANNUAL FINANCIAL DISCLOSURES

SELECTED FINANCIAL DATA (UNAUDITED)

	In Thousands, Except Per Share Information
	Year Ended December 31,

	2002	2001	2000	1999	1998

Interest income	$17,574	19,418	19,450	18,393	17,406
Interest expense	6,208	9,787	10,276	8,959	8,454

Net interest income	11,366	9,631	9,174	9,434	8,952
Provision for possible loan losses	180	180	180	180	180

Net interest income after provision for possible loan losses	11,186	9,451	8,994	9,254	8,772
Non-interest income	665	625	671	846	672
Non-interest expense	(4,509)	(4,181)	(4,011)	(3,958)	(3,869)

Earnings before income taxes	7,342	5,895	5,654	6,142	5,575
Income taxes	2,298	1,748	1,758	1,926	1,705

Net earnings	$5,044	4,147	3,896	4,216	3,870

Comprehensive earnings	$5,758	5,403	6,303	332	3,914

Cash dividends declared	$1,665	1,565	1,517	1,491	1,414

Total assets — end of year	$304,760	283,721	269,160	263,707	243,027

Stockholders’ equity — end of year	$45,398	41,380	37,707	33,600	34,886

Per share information:
Basic earnings per common share	$9.71	7.94	7.43	7.91	7.24

Diluted earnings per common share	$9.59	7.87	7.37	7.88	7.23

Dividends per share	$3.20	3.00	2.90	2.80	2.65

Book value per share end of year	$87.18	79.43	72.17	63.17	65.40

Ratios:
Return on average stockholders’ equity	11.51%	10.24%	11.13%	11.82%	11.23%

Return on average assets	1.73%	1.50%	1.48%	1.65%	1.63%

Average stockholders’ equity to average assets	14.99%	14.68%	13.31%	13.94%	14.55%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations and financial condition affecting the Company’s customers, as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

General

     First McMinnville Corporation is a one bank holding company which owns 100% of First National Bank of McMinnville. First National Bank of McMinnville (“Bank”) is a community bank headquartered in McMinnville, Tennessee serving Warren County, Tennessee as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that Warren County offers an environment for continued growth and the Company’s target market is local consumers, professionals and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. The Company also offers custodial and trust services. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company’s core deposit base. In 2001, the Bank formed a subsidiary, First Community Title & Escrow Company. The new subsidiary began operations in 2002.

     In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will influence the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is capable of adjustment to swings in interest

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

rates. The Company’s policy is to have a diverse loan portfolio. At December 31, 2002, the nursery industry constituted the largest single industry segment and accounted for $11,325,000 (7.57% of the Company’s loan portfolio) as compared to $10,226,000 or 7.27% in 2001. No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

Capital Resources, Capital and Dividends

     Regulations of the Office of the Comptroller of the Currency (“OCC”) establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company has a Tier 1 risk based ratio of 26.67%, a total risk-based capital ratio of 27.80% and a leverage capital ratio of 15.00%, and was therefore within the “well capitalized” category under the regulations. The subsidiary bank’s ratios were substantially the same as those set forth for the Company.

     Dividends of $1,665,000 and $1,565,000 were declared during 2002 and 2001, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company’s peer group. Cash dividends are anticipated to be increased in 2003 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 33.0%, 37.8%, 39.0% and in 2002, 2001 and 2000, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     The dividends paid by the Company are funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 2002, under the most restrictive of these regulatory limits, the Bank could declare in 2003 cash dividends in an aggregate amount of up to approximately $8.2 million, plus any 2003 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.

Financial Condition

     During 2002, total assets increased $21,039,000 or 7.4% from $283,721,000 at December 31, 2001 to $304,750,000 at December 31, 2002. Loans, net of allowance for possible loan losses, increased from $138,927,000 to $147,673,000 or 6.3% during fiscal year 2002. Increases in commercial loans comprised the largest increase in loans.

     Securities decreased 5.5% from $132,683,000 at December 31, 2001 to $125,398,000 at December 31, 2002. The carrying value of securities of U.S. Treasury and other U.S. Government obligations decreased $2,014,000,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

obligations of state and political subdivisions decreased $2,182,000, corporate and other securities increased $109,000 and there was a decrease in mortgage backed securities of $3,198,000. At December 31, 2002 the market value of the Company’s securities portfolio was greater than its amortized cost by $3,239,000 (2.61%). At December 31, 2001 the market value of the Company’s securities portfolio was greater than its amortized cost by $778,000 (.6%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2002 was 5.03% as compared to an average yield of 6.19% at December 31, 2001.

     The Company applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

     The Company’s classification of securities as of December 31, 2002 is as follows:

	Held-To-Maturity		Available-For-Sale

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In Thousands)
U.S. Treasury and other U.S. government agencies and corporations	$12,504	12,577	66,000	66,969
Obligations of states and political subdivisions	32,850	34,494	1,795	1,867
Corporate and other securities	4,870	5,168	1,208	1,208
Mortgage-backed securities	732	729	4,212	4,398

	$50,956	52,968	73,215	74,442

     During the year ended December 31,2000, the net increase in capital included $2,407,000 which represents the unrealized gain on securities available-for-sale of $3,879,000 net of applicable taxes of $1,472,000. During 2001 the net increase in capital included $1,256,000 which represents the unrealized appreciation in securities available-for-sale of $2,025,000 net of applicable taxes of $769,000. During 2002 the net increase in capital included $714,000 which represents the unrealized appreciation in securities available-for-sale of $1,158,000 net of applicable taxes of $444,000.

     The increase in assets in 2002 was funded primarily by an increase in deposits of $15,989,000 and an increase in securities sold under repurchase agreements of $6,073,000. Total deposits increased from $213,275,000 at December 31, 2001 to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$229,264,000 at December 31, 2002 representing an increase of 7.5%. Demand deposits increased 2.43% from $20,669,000 at December 31, 2001 to $21,172,000 at December 31, 2002. Negotiable order of withdrawal accounts, money market and other savings deposits increased $11,412,000 or 17.6%. Certificates of deposit and individual retirements accounts increased $4,074,000 or 3.2%. The subsidiary bank has unused lines of credit of $15,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 2002.

     The Company’s allowance for loan losses at December 31, 2002 was $1,908,000 as compared to $1,804,000 at December 31, 2001. Non-performing loans amounted to $69,000 at December 31, 2002 compared to $152,000 at December 31, 2001. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs were $76,000 during 2002. Net charge-offs were $87,000 during 2001. The provision for possible loan losses was $180,000 in 2002, 2001 and 2000. The net charge-off’s in 2002 are not considered by management to be a trend.

     The allowance for possible loan losses, amounting to $1,908,000 at December 31, 2002, represents 1.28% of total loans outstanding. At December 31, 2001, the allowance for possible loan losses represented 1.28% of total loans outstanding. Management has in place a system to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 2002 to be adequate.

Liquidity

     Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 65.2% and 66.0% at December 31, 2002 and December 31, 2001, respectively.

     The Company’s investment portfolio, as represented above, consists of earning assets that provide interest income.

     Funds management decisions must reflect management’s intent to maintain profitability in both the immediate and long-term earnings. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position of the Bank. These meetings focus on the spread between the subsidiary bank’s cost of funds and interest yields generated primarily through loans and investments.

     First McMinnville Corporation presently maintains a liability sensitive position over the next six months and an even position over the year 2003. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2002:

Interest-rate sensitivity
gaps:	Reprice	1-90	91-180	181-365	One Year and
(In Thousands)	Immediately	Days	Days	Days	Longer	Total

Interest-earning assets	$17,000	70,888	27,518	25,736	150,945	292,087
Interest-bearing liabilities	76,169	69,329	29,496	17,324	42,768	235,086

Interest rate sensitivity	$(59,169)	1,559	(1,978)	8,412	108,177	57,001

Cumulative gap	$(59,169)	(57,610)	(59,588)	(51,176)	57,001

Interest rate sensitivity gap as a % of total assets	(19.41)%	0.50%	(0.65)%	2.76%	35.49%

Cumulative gap as a % of total assets	(19.49)%	(18.91)%	(19.56)%	(16.80)%	18.69%

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal, money market demand, demand deposit and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

Results of Operations

     Net earnings for the year ended December 31, 2002 were $5,044,000, an increase of $897,000 or 21.6% from fiscal year 2001. Net earnings for the year ended December 31, 2001 were $4,147,000, an increase of $251,000 or 6.4% from fiscal year 2000. Basic earnings per common share was $9.71 in 2002, $7.94 in 2001 and $7.43 in 2000. Diluted earnings per common share were $9.59, $7.87 and $7.37 in 2002, 2001 and 2000, respectively. Average earning assets increased $14,675,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Average earning assets increased $14,041,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000. Additionally, the net

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest spread increased from 3.38% in 2001 to 4.03% in 2002. The net interest spread was 3.43% in 2000. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. Average interest bearing liabilities increased $11,150,000 in 2002. The cost of interest bearing deposits decreased 185 basis points from 4.68% to 2.83% while the weighted average yield on earning assets decreased 104 basis points from 7.59% to 6.55%. The increase in the net interest spread in 2002 was attributable to funding of interest bearing assets by increases in customer deposits and a decrease in Federal funds purchased. These items typically reprice faster than interest earning assets which occurred in 2002 in a decreasing interest rate environment. There was an increase in average non-interest bearing demand deposits in 2002 of $2,671,000.

     Net interest income before provision for loan losses for 2002 totaled $11,366,000 as compared to $9,631,000 for 2001 and $9,174,000 for 2000. The provision for loan losses was $180,000 in 2002, 2001 and 2000. Net charge-offs in 2002 were $76,000 as compared to net charge-offs of $87,000 in 2001. The 2002 charge-offs are unrelated to the nursery business and management does not consider the charge-off’s to be a trend.

     Non-interest income increased 6.4% to $665,000 in 2002 from $625,000 in 2001. Non-interest income totaled $671,000 in 2000.

     Non-interest expense increased 7.8% to $4,509,000 in 2002 from $4,181,000 in 2001. Non-interest expense was $4,011,000 in 2000. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2002 was primarily attributable to an increase in salaries and employment benefits of $200,000 (7.3%). Other non-interest expense increased $77,000 in 2002. The non-interest expense increased approximately 2.4% from 2000 to 2001 and was due primarily to increases in salaries and employee benefits.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Impact of Inflation

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company’s performance since they impact both interest revenues and interest costs.

Impact of New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. In June of 1999 the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 (SFAS 137). SFAS 137 delays the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the present limited use of derivative instruments, the adoption of SFAS 133 did not have a significant impact on the Company’s results of operations or its financial position.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 138

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provides several technical amendments to SFAS No. 133. Since First McMinnville Corporation does not hold any derivative instruments or engagement in hedging activities, SFAS No. 138 has not had a significant impact on the Company’s financial position and results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually. SFAS No. 142 is effective on January 1, 2002. These statements are not expected to have any impact on the Company’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Since First McMinnville Corporation does not have any legal obligations as described above, this statement is not expected to have any impact on the Company’s financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS 144. This statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a significant impact on First McMinnville Corporation’s financial position or results of operations.

     In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope. Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, Goodwill and Other Intangible Assets. Furthermore, any previously recognized unidentifiable intangible assets resulting from prior business combinations that do not meet SFAS No. 141’s criteria for separate recognition must be reclassified to goodwill. First McMinnville Corporation will adopt SFAS 147 immediately, but it is not expected to have any current impact on the Company’s financial position or results of operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002.

Held for Purposes	Expected Maturity Date - Year Ending December 31,
Other Than Trading								Fair
(In Thousands)	2003	2004	2005	2007	2008	Thereafter	Total	Value

Earning assets:
Loans, net of unearned interest	$54,241	17,713	17,588	46,457	13,253	329	149,581	149,508
Average interest rate	6.66%	7.47%	7.49%	7.30%	6.99%	7.75%	7.09%
Securities	72,228	9,869	6,381	12,608	19,587	4,725	125,398	127,410
	4.12%	5.07%	5.10%	6.19%	7.01%	7.12%	5.03%
Federal funds sold	17,000	—	—	—	—	—	17,000	17,000
	1.15%	—	—	—	—	—	1.15%
Interest-bearing liabilities:
Interest-bearing time deposits	90,156	25,850	7,451	8,445	—	21	131,923	128,794
Average interest rate	2.69%	3.93%	3.71%	4.86%	—	2.48%	3.13%
Negotiable order of withdrawal	35,591	—	—	—	—	—	35,591	35,591
accounts	.89%	—	—	—	—	—	.89%
Money market demand accounts	9,336	—	—	—	—	—	9,336	9,336
Average interest rate	1.42%	—	—	—	—	—	1.42%
Savings deposits	31,242	—	—	—	—	—	31,242	31,242
Average interest rate	1.24%	—	—	—	—	—	1.24%
Securities sold under repurchase	25,994	—	—	—	—	—	25,994	25,994
agreements	1.38%	—	—	—	—	—	1.38%
Advances from Federal	—	—	—	—	1,000	—	1,000	1,125
Home Loan Bank	—	—	—	—	5.60%	—	5.60%

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
First McMinnville Corporation:

We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 21, 2003

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

December 31, 2002 and 2001

	In Thousands

	2002	2001

ASSETS
Loans, less allowance for possible loan losses of $1,908,000 and $1,804,000, respectively	$147,673	138,927
Securities:
Held-to-maturity, at amortized cost (market value $52,968,000 and $64,588,000, respectively)	50,956	63,879
Available-for-sale, at market (amortized cost $73,215,000 and $68,735,000, respectively)	74,442	68,804

Total securities	125,398	132,683

Federal funds sold	17,000	—
Interest-bearing deposits in financial institutions	108	179

Total earning assets	290,179	271,789

Cash and due from banks	10,285	7,046
Premises and equipment, net	1,981	2,071
Accrued interest receivable	1,856	2,147
Deferred tax asset, net	—	152
Other real estate	—	100
Other assets	459	416

Total assets	$304,760	283,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$229,264	213,275
Securities sold under repurchase agreements	25,994	19,921
Federal funds purchased	—	5,000
Advances from Federal Home Loan Bank	1,000	1,000
Deferred tax liability, net	319	—
Accrued interest and other liabilities	2,785	3,145

Total liabilities	259,362	242,341

Stockholders’ equity:
Common stock, par value $2.50 per share, authorized 5,000,000, issued 613,575 and 611,215 shares, respectively	1,534	1,528
Additional paid-in capital	2,001	1,869
Retained earnings	45,082	41,703
Net unrealized gains on available-for-sale securities, net of income taxes of $470,000 and $26,000, respectively	757	43

	49,374	45,143
Less cost of treasury stock of 92,826 and 90,277 shares, respectively	(3,976)	(3,763)

Total stockholders’ equity	45,398	41,380

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$304,760	283,721

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Years Ended December 31, 2002

	In Thousands,
	Except Per Share Amount

	2002	2001	2000

Interest income:
Interest and fees on loans	$10,978	11,505	11,511
Interest and dividends on securities:
Taxable securities	4,673	6,153	6,541
Exempt from Federal income taxes	1,691	1,605	1,393
Interest on Federal funds sold	231	154	3
Interest on interest-bearing deposits in financial institutions	1	1	2

Total interest income	17,574	19,418	19,450

Interest expense:
Interest on negotiable order of withdrawal accounts	440	647	774
Interest on money market demand and savings accounts	781	1,073	1,180
Interest on certificates of deposit	4,521	7,378	7,255
Interest on securities sold under repurchase agreements and short-term debt	400	589	573
Interest on advances from Federal Home Loan Bank	56	56	156
Interest on Federal funds purchased	10	44	338

Total interest expense	6,208	9,787	10,276

Net interest income before provision for possible loan losses	11,366	9,631	9,174
Provision for possible loan losses	180	180	180

Net interest income after provision for possible loan losses	11,186	9,451	8,994
Non-interest income	665	625	671
Non-interest expense	(4,509)	(4,181)	(4,011)

Earnings before income taxes	7,342	5,895	5,654
Income taxes	2,298	1,748	1,758

Net earnings	$5,044	$4,147	3,896

Basic earnings per common share	$9.71	$7.94	7.43

Diluted earnings per common share	$9.59	$7.87	7.37

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2002

	In Thousands

	2002	2001	2000

Net earnings	$5,044	4,147	3,896

Other comprehensive earnings (loss), net of tax:
Unrealized gains on available-for-sale securities arising during the year, net of taxes of $446,000, $766,000 and $1,472,000, respectively	717	1,252	2,407
Reclassification adjustments for (gains) losses included in net earnings, net of taxes of $2,000 and $2,000 in 2002 and 2001, respectively	(3)	4	—

Other comprehensive earnings	714	1,256	2,407

Comprehensive earnings	$5,758	5,403	6,303

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Three Years Ended December 31, 2002

	In Thousands

					Net Unrealized
					Gains (Losses)
		Additional			On Available-
	Common	Paid-In	Retained	Treasury	For-Sale
	Stock	Capital	Earnings	Stock	Securities	Total

Balance December 31, 1999	$1,523	1,754	36,742	(2,799)	(3,620)	33,600
Net earnings	—	—	3,896	—	—	3,896
Issuance of 105 shares of common stock	—	6	—	—	—	6
Cash dividends declared ($2.90 per share)	—	—	(1,517)	—	—	(1,517)
Cost of 9,547 shares of treasury stock	—	—	—	(685)	—	(685)
Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $1,472,000	—	—	—	—	2,407	2,407

Balance December 31, 2000	1,523	1,760	39,121	(3,484)	(1,213)	37,707
Net earnings	—	—	4,147	—	—	4,147
Issuance of 1,960 shares of common stock	5	109	—	—	—	114
Cash dividends declared ($3.00 per share)	—	—	(1,565)	—	—	(1,565)
Cost of 3,710 shares of treasury stock	—	—	—	(295)	—	(295)
Sales of 200 shares of treasury stock	—	—	—	16	—	16
Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $769,000	—	—	—	—	1,256	1,256

Balance December 31, 2001	1,528	1,869	41,703	(3,763)	43	41,380
Net earnings	—	—	5,044	—	—	5,044
Issuance of 2,360 shares of common stock	6	132	—	—	—	138
Cash dividends declared ($3.20 per share)	—	—	(1,665)	—	—	(1,665)
Cost of 2,549 shares of treasury stock	—	—	—	(213)	—	(213)
Net change in unrealized gains on available-for-sale-securities during the year, net of taxes of $444,000	—	—	—	—	714	714

Balance December 31, 2002	$1,534	2,001	45,082	(3,976)	757	45,398

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands

	2002	2001	2000

Cash flows from operating activities:
Interest received	$17,865	19,677	19,232
Fees and commissions received	643	605	671
Interest paid	(6,666)	(10,434)	(9,585)
Cash paid to suppliers and employees	(4,419)	(3,946)	(3,909)
Income taxes paid	(2,175)	(1,549)	(1,888)

Net cash provided by operating activities	5,248	4,353	4,521

Cash flows from investing activities:
Purchase of available-for-sale securities	(76,248)	(77,677)	(6,832)
Proceeds from sales of available-for-sale securities	865	1,188	—
Proceeds from maturities of available-for-sale securities	70,908	94,570	8,386
Purchase of held-to-maturity securities	(29,801)	(66,448)	(7,083)
Proceeds from maturities of held-to-maturity securities	42,741	42,005	3,242
Loans made to customers, net of repayments	(9,026)	(4,872)	(712)
Purchase of premises and equipment	(112)	(46)	(483)
Proceeds from sales of other real estate	193	70	74
Increase in interest bearing deposits in financial institutions	71	(116)	(23)

Net cash used in investing activities	(409)	(11,326)	(3,431)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW and savings deposit accounts	11,915	5,709	(424)
Net increase (decrease) in time deposits	4,074	(3,286)	15,352
Net increase (decrease) in securities sold under repurchase agreements	6,073	5,940	(1,888)
Increase (decrease) in Federal funds purchased	(5,000)	3,000	(6,000)
Decrease in advances from Federal Home Loan Bank	—	—	(6,200)
Proceeds from issuance of short-term notes payable	30	160	—
Repayment of short-term notes payable	(30)	(160)	—
Dividends paid	(1,587)	(1,543)	(1,512)
Payments to acquire treasury stock	(213)	(295)	(685)
Proceeds from sale of treasury stock	—	16	—
Proceeds from issuance of common stock	138	114	6

Net cash provided by (used in) financing activities	15,400	9,655	(1,351)

Net increase (decrease) in cash and cash equivalents	20,239	2,682	(261)
Cash and cash equivalents at beginning of year	7,046	4,364	4,625

Cash and cash equivalents at end of year	$27,285	7,046	4,364

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands

	2002	2001	2000

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$5,044	4,147	3,896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202	200	159
Provision for possible loan losses	180	180	180
Provision for deferred taxes	30	10	(2)
Securities gains	(22)	(26)	—
Securities losses	—	6	—
FHLB dividend reinvestment	(53)	(74)	(65)
Increase (decrease) in taxes payable, net	93	188	(128)
Increase (decrease) in interest receivable	291	333	(153)
Increase (decrease) in interest payable	(458)	(647)	691
Increase (decrease) in other assets and liabilities, net	(59)	36	(57)

Total adjustments	204	206	625

Net cash provided by operating activities	$5,248	4,353	4,521

Supplemental Schedule of Non-Cash Activities:
Non-cash transfers from loans to other real estate	$100	100	70

Unrealized gain in value of securities available-for-sale net of income taxes of $444,000, $769,000 and $1,472,000, respectively	$714	1,256	2,407

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies

The accounting and reporting policies of First McMinnville Corporation (the “Company”), its wholly-owned subsidiary, the First National Bank of McMinnville (“Bank”) and the Bank’s wholly-owned subsidiary, First Community Title and Escrow Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a brief summary of the significant policies.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, First National Bank of McMinnville and the Bank’s wholly-owned subsidiary, First Community Title and Escrow Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)	Nature of Operations

The Company is registered as a one bank holding company under the Bank Holding Company Act of 1956. The Bank operates under a Federal Bank Charter and provides full banking services. As a national bank, the subsidiary bank is subject to regulation by the Office of the Comptroller of the Currency. The principal area served by First National Bank of McMinnville is Warren County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and four branches.

(c)	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for possible loan losses and the valuation of debt and equity securities and the related deferred taxes.

(d)	Loans

Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures” apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

The Company’s consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

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

The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

(f)	Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

•	Securities Held-to-Maturity

Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

•	Trading Securities

Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

•	Securities Available-for-Sale

Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. Amortization and accretion of discounts are recognized by the interest method.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(f)	Debt and Equity Securities, Continued

No securities have been classified as trading securities.

Realized gains or losses from the sale of debt and equity securities are recognized based upon the specific identification method.

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

(h)	Stock Options

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 18 to the consolidated financial statements.

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

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies, Continued

(j)	Income Taxes, Continued

The Company and its subsidiary file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate-return basis.

(k)	Pension Expense

Effective December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits”. The provisions of SFAS No. 132 revised disclosures about pension and other postretirement benefit plans including a reconciliation of beginning and ending balances of the benefit obligation, the beginning and ending balances of the fair value of plan assets, the discount rate, the rate of compensation increase used to determine the projected benefit obligation and the expected return on plan assets. The provisions of SFAS No. 132 did not change the measurement or recognition of the plan. Accordingly, the net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial excess of projected benefits over plan assets and actuarial gains and losses.

(l)	Advertising Costs

Advertising costs are expensed when incurred.

(m)	Cash and Cash Equivalents

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

(o)	Reclassifications

Certain reclassifications have been made to the 2001 and 2000 figures to conform to the presentation for 2002.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(2)	Loans and Allowance for Possible Loan Losses

Loans and allowance for possible loan losses at December 31, 2002 and 2001 are summarized as follows:

	In Thousands

	2002	2001

Commercial, financial and agricultural	$44,451	37,073
Real estate — construction	5,674	5,482
Real estate — mortgage	96,960	95,774
Consumer	2,496	2,402

	149,581	140,731
Less allowance for possible loan losses	(1,908)	(1,804)

	$147,673	138,927

In the normal course of business, the Company’s subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $5,913,000 and $6,348,000 at December 31, 2002 and 2001, respectively. During 2002, $4,585,000 of such loans were made and repayments totaled $5,020,000. During 2001, $4,748,000 of such loans were made and repayments totaled $4,636,000. As of December 31, 2002, none of these loans were restructured, nor were any related party loans charged off during the past three years.

No loans had been placed on non-accrual status during 2002 and 2001.

The principal maturities on loans at December 31, 2002 are as follows:

	In Thousands

	Commercial,
	Financial
	and	Real Estate -	Real Estate-
	Agricultural	Construction	Mortgage	Consumer	Total

3 months or less	$17,844	—	17,009	368	35,221
3 to 12 months	6,589	5,674	5,675	1,079	19,017
1 to 5 years	19,784	—	60,937	1,039	81,760
Over 5 Years	234	—	13,339	10	13,583

	$44,451	5,674	96,960	2,496	149,581

At December 31, 2002, variable rate and fixed rate loans totaled approximately $14,519,000 and $135,062,000, respectively. At December 31, 2001, variable rate and fixed rate loans totaled approximately $7,196,000 and $133,535,000, respectively.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(2)	Loans and Allowance for Possible Loan Losses, Continued

Transactions in the allowance for possible loan losses for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	In Thousands

	2002	2001	2000

Balance, beginning of year	$1,804	1,711	1,502
Provision charged to operating expense	180	180	180

	1,984	1,891	1,682

Loans charged off	(133)	(151)	(86)
Recoveries on losses	57	64	115

Net recoveries (charge-offs)	(76)	(87)	29

Balance, end of year	$1,908	1,804	1,711

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 2002, the Company had loans to customers in the nursery industry totaling approximately $11,325,000 as compared to $10,226,000 at December 31, 2001. Credit is extended to businesses and individuals and is generally evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2002 and 2001 were as follows:

	In Thousands

	2002	2001

Recorded investment	$1,740	1,693
Loan loss reserve	$533	533

The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was $1,885,000 and $1,714,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $156,000 and $146,000 for 2002 and 2001, respectively.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2002 is as follows:

	Securities Held-To-Maturity

	In Thousands

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$12,504	73	—	12,577
Obligations of states and political subdivisions	32,850	1,655	11	34,494
Corporate and other securities	4,870	298	—	5,168
Mortgage-backed securities	732	1	4	729

	$50,956	2,027	15	52,968

	Securities Available-For-Sale

	In Thousands

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$66,000	969	—	66,969
Obligations of states and political subdivisions	1,795	72	—	1,867
Corporate and other securities	1,208	—	—	1,208
Mortgage-backed securities	4,212	186	—	4,398

	$73,215	1,227	—	74,442

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities, Continued

Debt and equity securities at December 31, 2001 consist of the following:

	Securities Held-To-Maturity

	In Thousands

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$23,419	291	22	23,688
Obligations of states and political subdivisions	34,987	467	242	35,212
Corporate and other securities	3,792	202	—	3,994
Mortgage-backed securities	1,681	13	—	1,694

	$63,879	973	264	64,588

	Securities Available-For-Sale

	In Thousands

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S Government agencies and corporations	$58,021	433	386	58,068
Obligations of states and political subdivisions	1,884	28	—	1,912
Corporate and other securities	2,155	22	—	2,177
Mortgage-backed securities	6,675	3	31	6,647

	$68,735	486	417	68,804

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities, Continued

The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands

		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value

Due in one year or less	$825	834
Due after one year through five years	14,734	15,061
Due after five years through ten years	13,494	14,121
Due after ten years	16,573	17,292
Corporate and other securities	5,330	5,660

	$50,956	52,968

	In Thousands

		Estimated
	Amortized	Market
Securities Available-For-Sale	Cost	Value

Due in one year or less	$500	500
Due after one year through five years	55,423	56,107
Due after five years through ten years	8,320	8,609
Due after ten years	7,764	8,018

	72,007	73,234
Federal Home Loan Bank stock	1,117	1,117
Federal Reserve Bank stock	91	91

	$73,215	74,442

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(3)	Debt and Equity Securities, Continued

Results from sales of debt and equity securities are as follows:

	In Thousands

	For the Year Ended December 31,

	2002	2001	2000

Gross proceeds	$1,947	$2,703	—

Gross realized gains	$22	$26	—
Gross realized losses	—	(6)	—

Net realized gains	$22	$20	—

Included in the above gains and losses table are realized gains of $17,000 in 2002 and realized gains of $26,000 in 2001, respectively, related to calls of securities classified as held-to-maturity.

Securities with approximate carrying values of $55,872,000 (approximate market value of $56,144,000) and $51,987,000 (approximate market value of $52,150,000) at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Included in the securities at December 31, 2002, are approximately $13,277,000 at amortized cost (approximate market value of $13,756,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

Securities that have rates that adjust prior to maturity totaled $226,000 (market value $228,000) at December 31, 2002 as compared to $3,488,000 (market value $3,495,000) at December 31, 2001.

Included in the securities portfolio is stock of the Federal Home Loan Bank amounting to $1,117,000 and $1,065,000 at December 31, 2002 and 2001, respectively. The stock can be sold back at par and only to the Federal Home Loan Bank or to another member institution.

Federal Reserve Bank stock totaling $91,000 at December 31, 2002 and 2001, respectively, can only be sold back at par and only to the Federal Reserve Bank or to another member institution.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(4)	Premises and Equipment

The detail of premises and equipment at December 31, 2002 and 2001 is as follows:

	In Thousands

	2002	2001

Land	$400	400
Buildings	2,468	2,468
Furniture and equipment	1,785	1,673

	4,653	4,541
Less accumulated depreciation	(2,672)	(2,470)

	$1,981	2,071

(5)	Deposits

Deposits at December 31, 2002 and 2001 are summarized as follows:

	In Thousands

	2002	2001

Demand deposits	$21,172	20,669
Negotiable order of withdrawal accounts	35,591	28,080
Money market demand accounts	9,336	8,477
Savings deposits	31,242	28,200
Certificates of deposit $100,000 or greater	49,333	45,582
Other certificates of deposit	67,783	68,083
Individual retirement accounts $100,000 or greater	4,331	3,968
Other individual retirement accounts	10,476	10,216

	$229,264	213,275

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2002 are as follows:

	In Thousands

	Single Deposits	Single Deposits
Maturity	Under $100,000	Over $100,000	Total

3 months or less	$25,252	18,083	43,335
3 to 6 months	16,237	13,259	29,496
6 to 12 months	12,222	5,101	17,323
1 to 5 years	24,548	17,221	41,769

	$78,259	53,664	131,923

The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2002 and 2001 were approximately $1,668,000 and $1,137,000, respectively.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(6)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2002 and 2001 were $27,653,000 and $22,569,000, respectively. The average daily balance outstanding during 2002, 2001 and 2000 was $20,714,000, $17,566,000 and $14,128,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(7)	Advances from Federal Home Loan Bank

The advances from Federal Home Loan Bank (FHLB) at December 31, 2002 and 2001 consists of the following:

				In Thousands

			Initial	2002	2001
Original			Fixed Rate
Note Date	Maturity Date	Rate	Period	Amount	Amount

April 30, 1998	April 30, 2008	5.60	24 Months	$1,000	$1,000

The FHLB has the right to convert the fixed rate on these advances at the end of the initial fixed rate period and on a quarterly basis thereafter with a one business day notice. If the conversion option is exercised, the advance will be converted to a three month LIBOR-based advance at a spread of zero basis points to the LIBOR index. Securities totaling $1,100,000 and $3,000,000 were pledged to FHLB as collateral at December 31, 2002 and 2001, respectively.

(8)	Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands

	2002	2001	2000

Non-interest income:
Service charges on deposits	$476	483	485
Other fees and commissions	58	52	86
Commissions on fiduciary activities	41	47	74
Security gains, net	22	20	—
Other income	68	23	26

Total non-interest income	$665	625	671

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(8)	Non-Interest Income and Non-Interest Expense, Continued

	In Thousands

	2002	2001	2000

Non-interest expense:
Salaries and employee benefits	$2,957	2,757	2,629
Occupancy expenses, net	205	205	202
Furniture and equipment expenses	309	257	238
FDIC insurance	38	39	41
Other operating expenses	1,000	923	901

Total non-interest expense	$4,509	4,181	4,011

(9)	Income Taxes

The components of the net deferred tax asset (liability) are as follows:

	In Thousands

	2002	2001

Deferred tax asset:
Federal	$482	451
State	99	85

	581	536

Deferred tax liability:
Federal	(153)	(323)
State	(747)	(61)

	(900)	(384)

	$(319)	152

The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

	In Thousands

	2002	2001

Financial statement allowance for possible loan losses in excess of tax allowance	$581	536
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(154)	(135)
Book pension expense under the allowable tax deduction	(91)	(79)
Unrealized gain on investment securities available-for-sale	(470)	(26)
FHLB stock dividends excluded for tax purposes	(185)	(144)

	$(319)	152

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(9)	Income Taxes, Continued

The components of income tax expense (benefit) are summarized as follows:

	In Thousands

	Federal	State	Total

2002
Current	$1,796	472	2,268
Deferred	25	5	30

Total	$1,821	477	2,298

2001
Current	$1,388	350	1,738
Deferred	8	2	10

Total	$1,396	352	1,748

2000
Current	$1,418	342	1,760
Deferred	(2)	—	(2)

Total	$1,416	342	1,758

A reconciliation of actual income tax expense of $2,298,000, $1,748,000 and $1,758,000 for the years ended December 31, 2002, 2001 and 2000, respectively, to the “expected” tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

	In Thousands

	2002	2001	2000

Computed “expected” tax expense	$2,496	2,004	1,922
State income taxes, net of Federal income tax benefit	315	232	225
Tax exempt interest, net of interest expense exclusion	(531)	(475)	(400)
Effect of change in state income tax rate	(2)	—	—
Other, net	20	(13)	11

	$2,298	1,748	1,758

Total income tax expense for 2002 and 2001 includes income tax expense of $8,000 and $7,000, respectively, related to gains on sales of securities.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(10)	Employee Benefit Plans

The subsidiary bank has in effect a defined benefit noncontributory pension plan which covers substantially all employees over 21 years of age after they have been employed one year. The subsidiary’s funding policy provides that payments to the pension trust shall be an amount equal to the plan’s actuarial determined normal cost plus an amount required to amortize the prior service cost over ten years.

Reconciliation of the benefit obligation and the fair value of plan assets is as follows:

	In Thousands

	2002	2001

Benefit obligation:
Obligation at January 1	$3,240	2,901
Service costs	131	126
Interest costs	221	199
Benefit payments	(83)	(30)
Actuarial gains	179	44

Obligation at December 31	$3,688	3,240

Fair value of plan assets:
Fair value at January 1	$2,994	2,880
Actual (loss) return on plan assets	(226)	12
Employer contributions, net of refunds	162	132
Benefit payments	(83)	(30)

Fair value at December 31	$2,847	2,994

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at December 31, 2002 and 2001:

	In Thousands

	2002	2001

Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $2,625,000 and $2,231,000, respectively	$2,657	2,257

Actuarial present value of projected benefits obligation	$3,688	3,240
Plan assets at fair market value	2,847	2,994

Projected benefit obligation over (under) plan assets	841	246
Unamortized net asset being recognized over 30 years	(308)	(330)
Unrecognized net gain	(771)	(123)

Net pension liability recognized in the consolidated balance sheets	$(238)	(207)

Discount rate	6.5%	6.5%

Rate of increase in compensation levels	5.0%	5.0%

Long-term rate of return on assets	8.0%	8.0%

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(10)	Employee Benefit Plans, Continued

Total pension expense including prior service costs amortization amounted to $131,000 in 2002, $112,000 in 2001 and $105,000 in 2000. The pension expense for 2001, 2000 and 1999 is comprised of the following components:

	In Thousands

	2002	2001	2000

Service cost-benefits earned during the period	$131	125	123
Interest cost on projected benefit obligation	221	199	201
Expected return on plan assets	(238)	(229)	(236)
Net amortization and deferral	17	17	17

	$131	112	105

The Bank has adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed 1 year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2002, 2001 and 2000, the Bank contributed $53,000, $51,000 and $52,000, respectively, to the plan.

(11)	Regulatory Matters and Restrictions on Dividends

The Company and its wholly-owned subsidiary are subject to regulatory capital requirements administered by the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s and the Bank’s capital status and the amounts of dividends the subsidiary may distribute. At December 31, 2002, management believes that the Company and the Bank meet all such capital requirements to which they are subject.

The Company and the Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2002, the Company and its bank subsidiary are required to have minimum Tier I and total risk-based capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 26.67% and 27.80%, respectively. The leverage ratio at December 31, 2002 was 15.00% and the minimum requirement was 4%.

As of December 31, 2002, the Company is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(12)	Commitments and Contingent Liabilities

The Company has an unsecured $2,000,000 line of credit with another financial institution. The Bank has lines of credit with other financial institutions totaling $15,000,000. At December 31, 2002 there was no outstanding balance under these lines of credit. At December 31, 2001, there was $5,000,000 outstanding under these lines of credit.

(13)	Concentration of Credit Risk

Substantially all of the Company’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company’s market area. Virtually all such customers are depositors of the Bank. Investment in state and municipal securities also include governmental entities within the Company’s market area. The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

At December 31, 2002, the Company’s cash and due from banks included commercial bank deposit accounts aggregating $6,845,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

(14)	Financial Instruments with Off-Balance-Sheet Risk

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	In Thousands
	Contract or Notional Amount

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commercial loan commitments	$1,009	235
Unfunded lines-of-credit	11,795	9,689
Letters of credit	2,425	5,079

Total	$15,229	15,003

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(14)	Financial Instruments with Off-Balance-Sheet Risk, Continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral normally consists of real property.

(15)	First McMinnville Corporation - Parent Company Financial Information

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Balance Sheets

December 31, 2002 and 2001

	In Thousands

	2002		2001

ASSETS
Cash	$1,414	*	1,319	*
Investment in commercial bank subsidiary	45,248	*	41,224	*
Due from commercial bank subsidiary	12	*	35	*

Total assets	$46,674		42,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	$1,276		1,198

Stockholders’ equity:
Common stock, par value $2.50 per share, authorized 5,000,000 shares, issued 613,575 and 611,215 shares, respectively	1,534		1,528
Additional paid-in capital	2,001		1,869
Retained earnings	45,082		41,703
Net unrealized gains on available-for-sale securities, net of income taxes of $470,000 and $26,000, respectively	757		43

	49,374		45,143
Less cost of treasury stock of 92,826 and 90,277 shares, respectively	(3,976)		(3,763)

Total stockholders’ equity	45,398		41,380

Total liabilities and stockholders’ equity	$46,674		42,578

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(15)	First McMinnville Corporation - Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Three Years Ended December 31, 2002

	In Thousands

	2002		2001		2000

Income:
Dividends from commercial bank subsidiary	$1,753	*	$1,867	*	2,175	*
Other expenses	30		40		7

Earnings before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	1,723		1,827		2,168
Federal income tax benefits	11		15		3

	1,734		1,842		2,171
Equity in undistributed earnings of commercial bank subsidiary	3,310	*	2,305	*	1,725	*

Net earnings	5,044		4,147		3,896
Other comprehensive earnings, net of tax:
Unrealized gains on available-for-sale securities arising during the year, net of taxes of $446,000, $766,000 and $1,472,000, respectively	717		1,252		2,407
Less: reclassification adjustment for (gains) losses included in net earnings, net of taxes of $2,000 and $2,000 in 2002 and 2001, respectively	(3)		4		—

Other comprehensive earnings	714		1,256		2,407

Comprehensive earnings	$5,758		5,403		6,303

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(15)	First McMinnville Corporation - Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Stockholders’ Equity

For the Three Years Ended December 31, 2002

	In Thousands

					Net Unrealized
					Gains (Losses)
		Additional			On Available-
	Common	Paid-In	Retained	Treasury	For-Sale
	Stock	Capital	Earnings	Stock	Securities	Total

Balance December 31, 1999	$1,523	1,754	36,742	(2,799)	(3,620)	33,600
Net earnings	—	—	3,896	—	—	3,896
Issuance of 105 shares of common stock	—	6	—	—	—	6
Cash dividends declared ($2.90 per share)	—	—	(1,517)	—	—	(1,517)
Cost of 9,547 shares of treasury stock	—	—	—	(685)	—	(685)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $1,472,000	—	—	—	—	2,407	2,407

Balance December 31, 2000	1,523	1,760	39,121	(3,484)	(1,213)	37,707
Net earnings	—	—	4,147	—	—	4,147
Issuance of 1,960 shares of common stock	5	109	—	—	—	114
Cash dividends declared ($3.00 per share)	—	—	(1,565)	—	—	(1,565)
Cost of 3,710 shares of treasury stock	—	—	—	(295)	—	(295)
Sales of 200 shares of treasury stock	—	—	—	16	—	16
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $769,000	—	—	—	—	1,256	1,256

Balance December 31, 2001	1,528	1,869	41,703	(3,763)	43	41,380
Net earnings	—	—	5,044	—	—	5,044
Issuance of 2,360 shares of common stock	6	132	—	—	—	138
Cash dividends declared ($3.20 per share)	—	—	(1,665)	—	—	(1,665)
Cost of 2,549 shares of treasury stock	—	—	—	(213)	—	(213)
Net change in unrealized gains on available-for-sale securities during the year, net of taxes of $444,000	—	—	—	—	714	714

Balance December 31, 2002	$1,534	2,001	45,082	(3,976)	757	45,398

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(15)	First McMinnville Corporation - Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Cash Flows

For the Three Years Ended December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands

	2002	2001	2000

Cash flows from operating activities:
Cash paid to suppliers	$(30)	(40)	(8)
Income tax benefit received from commercial bank subsidiary	34	—	—

Net cash provided by (used in) operating activities	4	(40)	(8)

Cash flows from investing activities:
Dividend received from commercial bank subsidiary	1,753	1,867	2,175

Net cash provided by investing activities	1,753	1,867	2,175

Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	30	160	—
Repayment of short-term notes payable	(30)	(160)	—
Dividends paid	(1,587)	(1,543)	(1,512)
Payments made to acquire treasury stock	(213)	(295)	(685)
Proceeds from sale of treasury stock	—	16	—
Proceeds from issuance of common stock	138	114	6

Net cash used in financing activities	(1,662)	(1,708)	(2,191)

Net increase (decrease) in cash and cash equivalents	95	119	(24)
Cash and cash equivalents at beginning of year	1,319	1,200	1,224

Cash and cash equivalents at end of year	$1,414	1,319	1,200

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(15)	First McMinnville Corporation Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Cash Flows, Continued

For the Three Years Ended December 31, 2002

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands

	2002	2001	2000

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$5,044	4,147	3,896
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of commercial bank subsidiary	(5,063)	(4,172)	(3,900)
Decrease (increase) in other assets, net	23	(15)	(4)

Total adjustments	(5,040)	(4,187)	(3,904)

Net cash provided by (used in) operating activities	$4	(40)	(8)

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(16)	Disclosures About Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

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

The estimated maturity for mortgages is modified from the contractual terms to give consideration to management’s experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(16)	Disclosures About Fair Value of Financial Instruments, Continued

Loans, Continued

The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the subsidiary bank’s internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

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

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2002 and 2001 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(16)	Disclosures About Fair Value of Financial Instruments, Continued

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows:

	In Thousands

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$10,393	10,393	7,225	7,225
Securities	125,398	127,410	132,683	133,392
Federal funds sold	17,000	17,000	—	—
Loans	149,581		140,731
Less: allowance for loan losses	(1,908)		(1,804)

Loans, net of allowance	147,673	147,600	138,927	140,489

Financial liabilities:
Deposits	229,264	230,626	213,275	214,040
Securities sold under repurchase agreements	25,994	25,994	19,921	19,921
Federal funds purchased	—	—	5,000	5,000
Advances from FHLB	1,000	1,125	1,000	1,060
Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(16)	Disclosures About Fair Value of Financial Instruments, Continued

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

(17)	Earnings Per Share (EPS)

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” established uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)	2002	2001	2000

Basic EPS Computation:
Numerator — income available to common shareholders	$5,044	4,147	3,896

Denominator — weighted average number of common shares outstanding	519,659	522,309	524,542

Basic earnings per common share	$9.71	$7.94	7.43

Diluted EPS Computation:
Numerator	$5,044	$4,147	3,896

Denominator:
Weighted average number of common shares outstanding	519,659	522,309	524,542
Dilutive effect of stock options	6,135	4,958	4,056

	525,794	527,267	528,598

Diluted earnings per common share	$9.59	7.87	7.37

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(18)	Stock Option Plan

In April, 1997, the stockholders of the Company approved the First McMinnville Corporation 1997 Stock Option Plan (The “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 57,500 shares of common stock to directors and employees of the Company.

Under the Stock Option Plan awards may be granted in the form of incentive stock options or nonstatutory stock options, and are exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below:

(In Thousands)	2002	2001	2000

Net earnings:
As Reported	$5,044	4,147	3,896
Proforma	$5,016	4,126	3,870
Basic earnings per common share:
As Reported	$9.71	7.94	7.43
Proforma	$9.65	7.90	7.38
Diluted earnings per common share:
As Reported	$9.59	7.87	7.37
Proforma	$9.54	7.83	7.32

Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2002, 2001 and 2000

(18)	Stock Option Plan, Continued

A summary of the stock option activity for 2002 and 2001 is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	34,825	$59.89	36,985	59.79	32,760	58.15
Granted	2,300	87.33	—	—	5,000	70.39
Exercised	(2,360)	58.15	(1,960)	58.15	(105)	58.15
Forfeited	(330)	58.15	(200)	58.15	(670)	58.15

Outstanding at end of year	34,435	$61.86	34,825	59.89	36,985	59.79

Options exercisable at year end	22,505		21,265		19,800

The following table summarizes information about fixed stock options at December 31, 2002:

Options Outstanding				Options Exercisable

			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/02	Price	Life	at 12/31/02	Price

$58.15	27,135	$58.15	1.8 years	17,405	$58.15
69.85	4,500	69.85	7.1 years	4,500	69.85
74.30	500	74.30	7.7 years	100	74.30
87.33	2,300	87.33	9.8 years	500	87.33

	34,435			22,505

The fair value of options granted in 2002 and 2000 was $12.34 (directors) and $34.77 (officers and employees) in 2002 and $12.32 (directors) and $35.38 (officers and employees) in 2000. The fair value was estimated using the minimum value methodology as permitted by SFAS 123 for securities not publicly trading. The weighted average assumptions used to calculate the minimum value were as follows for 2002 and 2000, respectively: risk free interest rate of 5.09% and 6.68%: expected life of three years (directors) and ten years (officers and employees); and dividend yield of 3.66% (directors and officers and employees), 4.15% (directors) and 3.90% (officers and employees). The dividend yield was computed assuming a dividend payout of $3.20 and $2.90, respectively.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

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

Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $43,000, $46,000 and $43,000 for 2002, 2001 and 2000, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2002			2001			2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$143,911	7.63%	10,978	136,168	8.45%	11,505	654	(1,181)	(527)
Investment securities — taxable	87,629	5.33	4,673	92,732	6.64	6,153	(339)	(1,141)	(1,480)

Investment securities - tax exempt	34,921	4.84	1,691	32,772	4.90	1,605	105	(19)	86
Taxable equivalent adjustment	—	2.49	871	—	2.52	827	—	44	44

Total tax-exempt investment securities	34,921	7.33	2,562	32,772	7.42	2,432	159	(29)	130

Total investment securities	122,550	5.90	7,235	125,504	6.84	8,585	(202)	(1,148)	(1,350)

Federal funds sold	14,958	1.54	231	5,127	3.00	154	295	(218)	77
Interest-bearing deposits in banks	129	0.78	1	74	1.35	1	—	—	—

Total earning assets	281,548	6.55	18,445	266,873	7.59	20,245	1,114	(2,914)	(1,800)

Cash and due from banks	7,989			5,346
Allowance for possible loan losses	(1,864)			(1,798)
Bank premises and equipment	1,975			2,142
Other assets	2,707			3,237

Total assets	$292,355			275,800

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2002			2001			2002/2001 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$31,514	1.40%	440	27,731	2.33%	647	88	(295)	(207)
Money market demand accounts	9,190	1.93	177	9,277	2.98	276	(3)	(96)	(99)
Other savings accounts	30,680	1.97	604	26,630	2.99	797	121	(314)	(193)
Certificates of deposit, $100,000 and over	48,924	3.29	1,608	46,719	5.53	2,585	122	(1,099)	(977)
Certificates of deposit under $100,000	67,613	3.47	2,348	70,304	5.69	3,998	(153)	(1,497)	(1,650)
Individual retirement accounts	14,829	3.81	565	13,758	5.78	795	62	(292)	(230)

Total interest-bearing deposits	202,750	2.83	5,742	194,419	4.68	9,098	390	(3,746)	(3,356)
Demand	21,459	—	—	18,788	—	—	—	—	—

Total deposits	224,209	2.56	5,742	213,207	4.27	9,098	470	(3,826)	(3,356)

Federal funds purchased, securities sold under repurchase agreements and short-term debt	21,213	1.93	410	18,394	3.44	633	97	(320)	(223)
Advances from Federal Home Loan Bank	1,000	5.60	56	1,000	5.60	56	—	—	—

Total deposits and borrowed funds	246,422	2.52	6,208	232,601	4.21	9,787	582	(4,161)	(3,579)

Other liabilities	2,119			2,714
Stockholders’ equity	43,814			40,485

Total liabilities and stockholders’ equity	$292,355			275,800

Net interest income			12,237			10,458			1,779

Net yield on earning assets		4.35%			3.92%

Net interest spread		4.03%			3.38%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$136,168	8.45%	11,505	134,941	8.53%	11,511	105	(111)	(6)
Investment securities — taxable	92,732	6.64	6,153	89,776	7.29	6,541	216	(604)	(388)

Investment securities - tax exempt	32,772	4.90	1,605	28,005	4.97	1,393	237	(25)	212
Taxable equivalent adjustment	—	2.52	827	—	2.57	718	122	(13)	109

Total tax-exempt investment securities	32,772	7.42	2,432	28,005	7.54	2,111	359	(38)	321

Total investment securities	125,504	6.84	8,585	117,781	7.35	8,652	568	(635)	(67)

Federal funds sold	5,127	3.00	154	52	5.77	3	293	(142)	151
Interest-bearing deposits in banks	74	1.35	1	58	3.45	2	1	(2)	(1)

Total earning assets	266,873	7.59	20,245	252,832	7.98	20,168	1,120	(1,043)	77

Cash and due from banks	5,346			4,630
Allowance for possible loan losses	(1,798)			(1,622)
Bank premises and equipment	2,142			1,972
Other assets	3,237			5,292

Total assets	$275,800			263,104

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

	In Thousands, Except Interest Rates

	2001			2000			2001/2000 Change

	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$27,731	2.33%	647	27,696	2.79%	774	1	(128)	(127)
Money market demand accounts	9,277	2.98	276	7,321	3.07	225	60	(9)	51
Other savings accounts	26,630	2.99	797	27,175	3.51	955	(19)	(139)	(158)
Certificates of deposit $100,000 and over	46,719	5.53	2,585	42,994	5.94	2,555	221	(191)	30
Certificates of deposit under $100,000	70,304	5.69	3,998	67,672	5.91	3,998	155	(155)	—
Individual retirement accounts	13,758	5.78	795	12,009	5.85	702	102	(9)	93

Total interest-bearing deposits	194,419	4.68	9,098	184,867	4.98	9,209	476	(587)	(111)
Demand	18,788	—	—	18,678	—	—			—

Total deposits	213,207	4.27	9,098	203,545	4.52	9,209	437	(548)	(111)

Federal funds purchased, securities under repurchase agreements and short-term debt	18,394	3.44	633	19,489	4.67	911	(51)	(227)	(278)
Advances from Federal Home Loan Bank	1,000	5.60	56	2,602	6.00	156	(96)	(4)	(100)

Total deposits and borrowed funds	232,601	4.21	9,787	225,636	4.55	10,276	317	(806)	(489)

Other liabilities	2,714			2,461
Stockholders’ equity	40,485			35,007

Total liabilities and stockholders’ equity	$275,800			263,104

Net interest income			10,458			9,892			566

Net yield on earning assets		3.92%			3.91%

Net interest spread		3.38%			3.43%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

II.	Investment Portfolio:

A.	Investment securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other Government agencies and corporations	$12,504	73	—	12,577
Obligations of state and political subdivisions	32,850	1,655	11	34,494
Corporate and other securities	4,870	298	—	5,168
Mortgage-backed securities	732	1	4	729

	$50,956	2,027	15	52,968

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$66,000	969	—	66,969
Obligations of state and political subdivisions	1,795	72	—	1,867
Corporate and other securities	1,208	—	—	1,208
Mortgage-backed securities	4,212	186	—	4,398

	$73,215	1,227	—	74,442

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

II.	Investment Portfolio, Continued:

A.	Continued

Investment securities at December 31, 2001 consist of the following:

	Securities Held-To-Maturity

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other government agencies and corporations	$23,419	291	22	23,688
Obligations of state and political subdivisions	37,543	669	242	37,970
Corporate and other securities	1,236	—	—	1,236
Mortgage-backed securities	1,681	13	—	1,694

	$63,879	973	264	64,588

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$59,021	455	386	59,090
Obligations of state and political subdivisions	1,884	28	—	1,912
Corporate and other securities	1,155	—	—	1,155
Mortgage-backed securities	6,675	3	31	6,647

	$68,735	486	417	68,804

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2000

II.	Investment Portfolio, Continued:

A.	Continued

Investment securities at December 31, 2000 consist of the following:

	Securities Held-To-Maturity

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$8,469	26	202	8,293
Obligations of state and political subdivisions	27,049	398	125	27,322
Corporate and other securities	1,992	—	—	1,992
Mortgage-backed securities	1,900	—	32	1,868

	$39,410	424	359	39,475

	Securities Available-For-Sale

	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$82,119	38	1,884	80,273
Obligations of state and political subdivisions	868	21	—	889
Corporate and other securities	2,082	—	67	2,015
Mortgage-backed securities	1,679	—	64	1,615

	$86,748	59	2,015	84,792

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2002.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	8,896	8,928	3.458
Five to ten years	3,501	3,535	6.044
More than ten years	107	114	7.810

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	12,504	12,577	4.328%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	495	490	1.944
Five to ten years	226	228	3.290
More than ten years	11	11	6.000

Total mortgage-backed securities	732	729	2.432

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	825	834	7.274
One to five years	5,355	5,642	6.930
Five to ten years	9,767	10,359	6.732
More than ten years	16,443	17,167	6.816

Total obligations of states and political subdivisions (tax-exempt)	32,390	34,002	6.819

Obligations of states and political subdivisions (taxable):
Less than one year	115	115	9.600
One to five years	—	—	—
Five to ten years	345	377	6.875

Total obligations of states and political subdivisions (taxable)	460	492	7.556

Corporate and other securities	4,870	5,168	8.570

Total held-to-maturity securities	$50,956	52,968	5.941%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

II.	Investment Portfolio, Continued:

B.	Continued

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields

	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$500	500	1.900%
One to five years	55,080	55,752	3.399
Five to ten years	7,493	7,757	6.430
More than ten years	2,927	2,960	6.256

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	66,000	66,969	3.922%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	375	383	5.530
Over ten years	3,837	4,015	6.258

Total mortgage-backed securities	4,212	4,398	6.195

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	336	355	7.082
Five to ten years	459	469	7.447
More than ten years	—	—	—

Total obligations of states and political subdivisions (tax-exempt)	795	824	7.285

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
Over ten years	1,000	1,043	8.682

Total obligations of states and political subdivisions (taxable)	1,000	1,043	8.682

Other:
Federal Home Loan Bank stock	1,117	1,117	—
Federal Reserve Bank stock	91	91	—

Total available-for-sale securities	$73,215	74,442	4.154%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2002, 2001 2000, 1999 and 1998.

	In Thousands

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$44,451	37,073	37,814	38,013	37,011
Real estate — construction	5,674	5,482	3,134	1,802	2,339
Real estate — mortgage	96,960	95,774	92,172	92,515	84,136
Consumer	2,496	2,407	2,932	3,071	3,235

Total loans	149,581	140,736	136,052	135,401	126,721
Less unearned interest	—	(5)	(6)	(26)	(56)

Total loans, net of unearned interest	149,581	140,731	136,046	135,375	126,665
Less allowance for possible loan losses	(1,908)	(1,804)	(1,711)	(1,502)	(1,495)

Net loans	$147,673	138,927	134,335	133,873	125,170

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2002.

	In Thousands

		1 Year to
	Less Than	Less Than	After 5
	1 Year *	5 Years	Years	Total

Maturity Distribution:
Commercial, financial and agricultural	$24,433	19,784	234	44,451
Real estate — construction	5,674	—	—	5,674

	$30,107	19,784	234	50,125

Interest-Rate Sensitivity:
Fixed interest rates	$22,172	14,610	234	37,016
Floating or adjustable interest rates	7,935	5,174	—	13,109

Total commercial, financial and agricultural loans and real estate - construction loans	$30,107	19,784	234	50,125

•	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2002, 2001, 2000, 1999 and 1998.

	In Thousands, Except Percentages

	2002	2001	2000	1999	1998

Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$—	—	—	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$—	17	2	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	57	133	490	148	224
Consumer	12	2	4	34	49
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$69	152	496	182	273

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$69	152	496	182	273

Total loans, net of unearned interest	$149,581	140,731	136,046	135,375	126,665

Percent of total loans outstanding, net of unearned interest	.05%	0.11%	0.36%	0.13%	0.22%

Other real estate	$—	100	70	74	11

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2002, 2001, 2000, 1999 and 1998.

At December 31, 2002, loans totaling $10,143,000 were included in the Company’s internal classified loan list. Of these loans, $2,063,000 are real estate, $7,930,000 are commercial and $150,000 are consumer. The collateral valuations received by management securing these loans total approximately $20,043,000, ($2,868,000 related to real estate, $16,998,000 related to commercial and $177,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2002 and 2001, there were loans to customers in the nursery industry totaling approximately $11,325,000 and $10,226,000, respectively, which represents an industry concentration of approximately 7.57% and 7.27%, respectively, of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

There was no other real estate at December 31, 2002.

At December 31, 2001, other real estate totaled $100,000. The other real estate at December 31, 2001 was sold during 2002.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

III.	Loan Portfolio, Continued:

D.	Other Interest-Bearing Assets

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2002 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2002, 2001, 2000, 1999 and 1998 and the years then ended.

	In Thousands, Except Percentages

	2002	2001	2000	1999	1998

Allowance for loan losses at beginning of period	$1,804	1,711	1,502	1,495	1,314

Charge-offs:
Commercial, financial and agricultural	(88)	(85)	(15)	(174)	—
Real estate construction	—	—	—	—	—
Real estate – mortgage	(15)	(47)	(48)	—	—
Consumer	(30)	(19)	(23)	(35)	(37)
Lease financing	—	—	—	—	—

	(133)	(151)	(86)	(209)	(37)

Recoveries:
Commercial, financial and agricultural	34	23	91	1	2
Real estate construction	—	—	—	—	—
Real estate — mortgage	13	17	4	—	—
Consumer	10	24	20	35	36
Lease financing	—	—	—	—	—

	57	64	115	36	38

Net loan recoveries (charge-offs)	(76)	(87)	29	(173)	1

Provision for loan losses charged to expense	180	180	180	180	180

Allowance for loan losses at end of period	$1,908	1,804	1,711	1,502	1,495

Total loans, net of unearned interest, at end of year	$149,581	140,731	136,046	135,375	126,665

Average total loans out- standing, net of unearned interest, during year	$143,911	136,168	134,941	130,190	115,394

Net charge-offs (recoveries) as a percentage of average total loans outstanding, net of unearned interest, during year	.05%	0.06%	(0.02)%	0.13%	—

Ending allowance for possible loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.28%	1.28%	1.26%	1.11%	1.18

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

IV.	Summary of Loan Loss Experience, Continued:

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2002		December 31, 2001

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,426	30%	$1,344	26%
Real estate construction	14	4	14	4
Real estate mortgage	419	65	410	68
Consumer	49	1	36	2

	$1,908	100%	$1,804	100%

	December 31, 2000		December 31, 1999

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,280	28%	$1,057	28%
Real estate construction	8	2	5	1
Real estate mortgage	381	68	389	69
Consumer	42	2	51	2

	$1,711	100%	$1,502	100%

	December 31, 1998

		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans

Commercial, financial and agricultural	$1,120	29%
Real estate construction	6	2
Real estate mortgage	313	66
Consumer	56	3

	$1,495	100%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

V.	Deposits:

The average amounts and average interest rates for deposits for 2002, 2001 and 2000 are detailed in the following schedule:

	2002		2001		2000

	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$21,459	—%	18,788	—%	18,678	—%
Negotiable order of withdrawal accounts	31,514	1.40%	27,731	2.33%	27,696	2.79%
Money market demand accounts	9,190	1.93%	9,277	2.98%	7,321	3.07%
Other savings	30,680	1.97%	26,630	2.99%	27,175	3.51%
Certificates of deposit $100,000 and over	48,924	3.29%	46,719	5.53%	42,994	5.94%
Certificates of deposit under $100,000	67,613	3.47%	70,304	5.69%	67,672	5.91%
Individual retirement savings accounts	14,829	3.81%	13,758	5.78%	12,009	5.85%

	$224,209	2.56%	213,207	4.27%	203,545	4.52%

(0)	The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2002.

	In Thousands

	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$16,536	1,547	18,083
Three to six months	12,934	325	13,259
Six to twelve months	4,243	858	5,101
More than twelve months	15,620	1,601	17,221

	$49,333	4,331	53,664

(0)	In addition, approximately $445,000 of other time deposits of $100,000 and over are included in “other savings deposits,” which are passbook accounts with a 90-day maturity.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2002, 2000 and 1999.

	2002	2001	2000

Return on assets	1.73%	1.50%	1.48%
(Net income divided by average total assets)
Return on equity	11.51%	10.24%	11.13%
(Net income divided by average equity)
Dividend payout ratio	32.96%	37.78%	39.03%
(Dividends declared per share divided by net income per share)
Equity to asset ratio	14.99%	14.68%	13.31%
(Average equity divided by average total assets)
Leverage capital ratio	15.00%	14.5%	14.73%
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

December 31, 2002

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2002, excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands,
Except
Percentages

Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities	$44,641
Tier II capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,908

Total risk-based capital	$46,549

Risk-weighted assets	$167,434

Risk-based capital ratios:
Tier I capital ratio	26.67%

Total risk-based capital ratio	27.80%

The Company is required to maintain a total risk-based capital to risk weighted asset rate of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2002, the Company and its subsidiary bank were in compliance with these requirements.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2002:

	Repricing Within

(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year

Earning assets:
Loans, net of unearned interest	$149,581	30,743	4,690	6,878	11,930	95,340
Securities	125,398	9,714	25,633	20,640	13,806	55,605
Interest bearing deposits	108	108	—	—	—	—
Federal funds sold	17,000	17,000	—	—	—	—

Total earning assets	292,087	57,565	30,323	27,518	25,736	150,945

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	35,591	35,591	—	—	—	—
Money market demand accounts	9,336	9,336	—	—	—	—
Savings deposits	31,242	31,242	—	—	—	—
Certificates of deposit, $100,000 and over	49,333	7,143	9,393	12,934	4,243	15,620
Certificates of deposit, under $100,000	67,783	7,916	13,529	14,301	10,277	21,760
Individual retirement accounts	14,807	3,847	1,507	2,261	2,804	4,388
Securities sold under repurchase agreements	25,994	25,994	—	—	—	—
Advances from FHLB	1,000	—	—	—	—	1,000

Total interest bearing liabilities	235,086	121,069	24,429	29,496	17,324	42,768

Interest-sensitivity gap	$57,001	(63,504)	5,894	(1,978)	8,412	108,177

Cumulative gap		(63,504)	(57,610)	(59,588)	(51,176)	57,001

Interest-sensitivity gap as % of total assets		(20.84)	1.93	(0.65)	2.76	35.49

Cumulative gap as % of total assets		(20.84)	(18.91)	(19.56)	(16.80)	18.69

The Company presently maintains a liability sensitive position over the next six months and an even position over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

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

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2002

VII.	Short-Term Borrowings

Information related to securities sold under repurchase agreements which are due upon demand is as follows:

	Average				Maximum
	Amounts	Weighted		Year End	Borrowing
	Outstanding	Average	Amount	Weighted	Outstanding
	During	Interest Rate	Outstanding	Average	At Any
Year Ended	The Year	For The Year	At Year End	Interest Rate	Month End

December 31, 2002	$20,714	1.93	25,994	1.38	27,653
December 31, 2001	$17,566	3.35	19,921	2.16	22,569