Form 10-Q
period 2003-03-31
FIRST MCMINNVILLE CORP
filed 2003-05-15
CIK 743397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE

 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

 [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD
                   FROM               TO
                        -------------    ----------

                         Commission File Number 2-90200
                                                -------


                          FIRST MCMINNVILLE CORPORATION
                   ------------------------------------------
             (Exact Name of Registrant As Specified in its Charter)


             Tennessee                                     62-1198119
-------------------------------------           --------------------------------
(State or Other Jurisdiction of                 (IRS Employer Identification
  Incorporation or Organization)                           Number)


                   200 East Main Street, McMinnville, TN 37110
               ---------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


                                 (931) 473-4402
                 ----------------------------------------------
              (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X            NO
                               ---              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common stock outstanding: 1,043,484 shares at May 12, 2003

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           YES                  NO  X
                              -----                ----

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements


The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank's wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:

     Consolidated Balance Sheets - March 31, 2003 and December 31, 2002.

     Consolidated Statements of Earnings - For the three months ended March 31, 2003 and 2002.

     Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2003 and 2002.

     Consolidated Statements of Cash Flows - For the three months ended March 31, 2003 and 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk*

          * Disclosures required by Item 3 are incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                          FIRST MCMINNVILLE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                   (UNAUDITED)

                                                                                       March 31,         December 31,
                                                                                          2003              2002
                                                                                       ---------         ------------
                                                                                               (In Thousands)
                                      Assets
Loans                                                                                  $151,060            149,581
  Less: Allowance for loan losses                                                        (1,936)            (1,908)
                                                                                       --------            -------
    Net loans                                                                           149,124            147,673
Securities:
   Held to maturity, at cost (market value - $48,859,000 and
     $52,968,000, respectively)                                                          46,816             50,956
   Available-for-sale, at market (amortized cost - $70,878,000
     and $73,215,000, respectively)                                                      71,957             74,442
Federal funds sold                                                                       22,500             17,000
Interest bearing deposits in financial institutions                                         140                108
                                                                                       --------            -------
    Total earning assets                                                                290,537            290,179

Cash and due from banks                                                                  12,094             10,285
Bank premises and equipment, net of accumulated depreciation                              2,226              1,981
Accrued interest receivable                                                               1,928              1,856
Other real estate                                                                            80                  -
Other assets                                                                                412                459
                                                                                       --------            -------
    Total assets                                                                       $307,277            304,760
                                                                                       ========            =======
                       Liabilities and Stockholders' Equity
Deposits                                                                               $230,481            229,264
Securities sold under repurchase agreements                                              27,158             25,994
Advances from Federal Home Loan Bank                                                      1,000              1,000
Deferred tax liability, net                                                                 263                319
Accrued interest and other liabilities                                                    1,772              2,785
                                                                                       --------            -------
    Total liabilities                                                                   260,674            259,362
                                                                                       ========            =======
Stockholders' equity:
  Common stock, no par value and $2.50 par value, respectively; authorized
   5,000,000 shares, issued 1,229,440 and 613,575
   shares, respectively (reflects 2 for 1 stock split)                                    3,601              1,534
  Additional paid-in capital                                                                  -              2,001
  Retained earnings                                                                      46,312             45,082
  Net unrealized gains on available-for-sale securities, net of
   income taxes of $413,000 and $470,000, respectively                                      666                757
                                                                                       --------            -------
                                                                                         50,579             49,374
Less cost of treasury stock of 185,658 shares and 92,826 shares,
 respectively                                                                            (3,976)            (3,976)
                                                                                       --------            -------
    Total stockholders' equity                                                           46,603             45,398
                                                                                       --------            -------
    Total liabilities and stockholders' equity                                         $307,277            304,760
                                                                                       ========            =======


See accompanying notes to consolidated financial statements (unaudited)

                         FIRST MCMINNVILLE CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                                                  2003                2002
                                                                                                 ------              -----
                                                                                                   (Dollars In Thousands
                                                                                                  Except Per Share Amount)
Interest income:
  Interest and fees on loans                                                                     $2,637              2,675
  Interest and dividends on securities:
    Taxable securities                                                                              909              1,313
    Exempt from Federal income taxes                                                                399                453
  Interest on federal funds sold                                                                     59                 10
                                                                                                 ------              -----
    Total interest income                                                                         4,004              4,451
                                                                                                 ------              -----

Interest expense:
  Interest on negotiable order of withdrawal accounts                                                76                112
  Interest on money market demand and savings accounts                                              126                193
  Interest on certificates of deposit                                                               986              1,237
  Interest on securities sold under repurchase agreements and
   short term borrowings                                                                             88                109
  Interest on Federal funds purchased                                                                 -                 10

  Interest on advances from Federal Home Loan Bank                                                   14                 14
                                                                                                 ------              -----
    Total interest expense                                                                        1,290              1,675
                                                                                                 ------              -----
Net interest income before provision for possible loan losses                                     2,714              2,776
Provision for possible loan losses                                                                   44                 44
                                                                                                 ------              -----
    Net interest income after provision for possible loan losses                                  2,670              2,732
                                                                                                 ------              -----
Non-interest income:
  Service charges on deposit accounts                                                               110                111
  Other fees and commissions                                                                         77                 90
  Commissions and fees on fiduciary activities                                                        6                 13
  Securities gains                                                                                    -                  3
  Gain on sale of fixed assets                                                                       30                  -
  Other income                                                                                        8                 11
                                                                                                 ------              -----
                                                                                                    231                228
                                                                                                 ------              -----
Non-interest expense:
  Salaries and employee benefits                                                                    722                681
  Occupancy expenses, net                                                                            53                 51
  Furniture and equipment expense                                                                    16                 13
  Data processing expense                                                                            53                 63
  FDIC insurance                                                                                      9                 10
  Other operating expenses                                                                          245                234
                                                                                                 ------              -----
                                                                                                  1,098              1,052
                                                                                                 ------              -----
Earnings before income taxes                                                                      1,803              1,908
Income taxes                                                                                        573                528
                                                                                                 ------              -----
Net earnings                                                                                     $1,230              1,380
                                                                                                 ======              =====
Basic earnings per common share                                                                  $ 1.18               1.32
                                                                                                 ======              =====
Diluted earnings per common share                                                                $ 1.17               1.31
                                                                                                 ======              =====
Dividends per share                                                                              $    -                  -
                                                                                                 ======              =====

See accompanying notes to consolidated financial statements (unaudited)

                         FIRST MCMINNVILLE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)


                                                                                    2003                  2002
                                                                                   ------                -----
                                                                                          (In Thousands)
Net earnings                                                                       $1,230                1,380
                                                                                   ------                -----
Other comprehensive earnings, net of tax:
  Unrealized losses on available-for-sale securities arising during period, net of income taxes of $57,000 and
   $400,000, respectively                                                             (91)                (653)
  Reclassification adjustment for gains included in net
   earnings, net of taxes of $1,000 in 2002                                             -                   (2)
                                                                                   ------                -----
    Other comprehensive earnings loss                                                 (91)                (655)
                                                                                   ------                -----
    Comprehensive earnings                                                         $1,139                  725
                                                                                   ======                =====


See accompanying notes to consolidated financial statements (unaudited)

                         FIRST MCMINNVILLE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                                       2003               2002
                                                                                     --------            ------
                                                                                           (In Thousands)
Cash flows from operating activities:
  Interest received                                                                  $  3,919             4,413
  Fees and commissions received                                                           201               225
  Interest paid                                                                        (1,345)           (1,928)
  Cash paid to suppliers and employees                                                   (870)           (1,023)
  Income taxes paid                                                                      (384)             (129)
                                                                                     --------            ------
    Net cash provided by operating activities                                           1,521             1,558
                                                                                     --------            ------
Cash flows from investing activities:
  Proceeds from maturities of held-to-maturity securities                               8,063             4,195
  Proceeds from maturities of available-for-sale securities                            30,432             4,950
  Proceeds from sales of available-for-sale securities                                      -               288
  Purchase of held-to-maturity securities                                              (3,923)             (358)
  Purchase of available-for-sale securities                                           (28,082)             (100)
  Loans to customers, net of repayments                                                (1,575)             (677)
  Decrease (increase) in interest bearing deposits in financial
   institutions                                                                           (32)               74
  Purchases of equipment                                                                 (296)                -
  Proceeds from sale of equipment                                                          30                 -
                                                                                     --------            ------
    Net cash provided by investing activities                                           4,617             8,372
                                                                                     --------            ------
Cash flows from financing activities:
  Net increase in non-interest bearing, savings and NOW
   deposit accounts                                                                       556             1,166
  Net increase in time deposits                                                           661             4,138
  Increase (decrease) in securities sold under repurchase agreement                     1,164              (697)
  Decrease in Federal funds purchased                                                       -            (5,000)
  Dividends paid                                                                       (1,276)           (1,198)
  Proceeds from issuance of common stock                                                   66                 -
  Payments to acquire treasury stock                                                        -                (7)
                                                                                     --------            ------
    Net cash (used in) provided by financing activities                                 1,171            (1,598)
                                                                                     --------            ------
Net increase in cash and cash equivalents                                               7,309             8,332

Cash and cash equivalents at beginning of period                                       27,285             7,046
                                                                                     --------            ------
Cash and cash equivalents at end of period                                           $ 34,594            15,378
                                                                                     ========            ======


See accompanying notes to consolidated financial statements (unaudited)

                         FIRST MCMINNVILLE CORPORATION

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                     2003              2002
                                                                                   --------          --------
                                                                                           (In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
  Net earnings                                                                     $  1,230             1,380
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation                                                                         51                49
    Provision for loan losses                                                            44                44
    FHLB dividend reinvestment                                                          (13)               (4)
    Securities gains                                                                      -                (3)
    Gain on sale of equipment                                                           (30)                -
    Decrease (increase) in other assets, net                                             48               (37)
    Increase in other liabilities                                                       318               416
    Increase in interest receivable                                                     (72)              (34)
    Decrease in interest payable                                                        (55)             (253)
                                                                                   --------          --------
       Total adjustments                                                                291               178
                                                                                   --------          --------
       Net cash provided by operating activities                                   $  1,521             1,558
                                                                                   ========          ========
Supplemental schedule of non-cash activities:

  Unrealized loss in value of securities available-for-sale, net of income taxes of $57,000 and income taxes of
   $400,000, respectively                                                          $(91,000)         (655,000)
                                                                                   ========          ========
  Loans transferred to other real estate                                           $     80                54
                                                                                   ========          ========


See accompanying notes to consolidated financial statements (unaudited)

                          FIRST MCMINNVILLE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company or Registrant) and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank's wholly-owned subsidiary, First Community Title & Escrow Company.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, comprehensive earnings for the three months ended March 31, 2003 and 2002 and changes in cash flows for the three months ended March 31, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.


STOCK SPLIT AND ELIMINATION OF PAR VALUE

In December of 2002, the Company's Board of Directors declared a two-for-one stock split. As a result, shareholders as of the record date received one additional share for each share that they already owned. Accordingly, the number of outstanding shares doubled from 520,794 to 1,041,588. In addition, the Board authorized a charter amendment to eliminate "par value," which was deemed an unnecessary accounting convention. All per share amounts in this Report have been restated to reflect the stock split.

                         FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that affect liquidity, capital and the results of operations.

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

                              FORM 10-Q CONTINUED



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

     Based on the results of the analysis as of March 31, 2003, the Company would expect net interest income to decrease approximately $172,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase approximately $172,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of March 31, 2003 was 1.18 to 1.00 (0-91 days) and
1.05 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as "gap" and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

                              FORM 10-Q CONTINUED



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

     A secondary source of liquidity is the Bank's loan portfolio. At March 31, 2003 commercial loans of approximately $38.3 million and other loans (mortgage and consumer) of approximately $11.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $35.0 million will become due during the next twelve months. The Bank's deposit base increased approximately $1.2 million during the quarter ended March 31, 2003. Securities sold under repurchase agreements increased approximately $1.2 million. Federal funds sold were $22.5 million at March 31, 2003 and $17.0 million at December 31, 2002. The increase in Federal funds sold was funded primarily by the $1.2 million increase in deposits and a $6.6 million decrease in securities. The decrease in securities resulted primarily from calls and maturities. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2003 and December 31, 2002.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At March 31, 2003, the Bank can declare during the remainder of 2003 cash dividends in an aggregate amount not to exceed approximately $8.2 million, exclusive of any 2003 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank's operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company's liquidity changing in any material way.

                         FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets (excluding the unrealized loss on available-for-sale securities) was 14.95% at March 31, 2003 and 14.65% at December 31, 2002. Total assets increased $2,517,000 during the three months ended March 31, 2003. The annualized rate of return on stockholders' equity for the three months ended March 31, 2003 was 11.0% compared to 13.5% for the comparable period in 2002. Cash dividends will be increased during the remainder of 2003 over 2002 only in the discretion of the Board of Directors and as profits permit. No dividends have been declared in 2003 and dividends declared during 2002 were $3.20 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered "adequately capitalized" under the OCC's "prompt corrective action" regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2003 the Bank has a Tier 1 risk-based ratio of 26.76%, a total capital to risk-based ratio of 27.19% and a Tier 1 leverage ratio of 14.96%, and fell within the category of "well capitalized" under the regulations.

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

                              FORM 10-Q CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CAPITAL RESOURCES, CONTINUED

     On April 8, 1997, the Company's stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 92,000 (46,000 before 2 for 1 stock split) shares of stock to its directors, officers and employees at exercise prices ranging from $29.08 to $37.15 ($58.15 to $74.30 before stock split) per share. At March 31, 2003, 19,840 options had been exercised, 10,180 options were forfeited and 43,380 options were exercisable. The options granted are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

RESULTS OF OPERATIONS

     Net earnings were $1,230,000 for the three months ended March 31, 2003 as compared to $1,380,000 for the same period in 2002.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

     The Company's interest income, excluding tax equivalent adjustments, decreased by $477,000 or 10.0% during the three months ended March 31, 2003 as compared to a decrease of $451,000 or 9.2% for the same period in 2002. The decreases in 2003 and 2002 were due to decreases in interest rates which resulted from significant decreases in rates by the Federal Reserve Bank during 2002. The ratio of average earning assets to total average assets was 95.0% for the quarter ended March 31, 2003 and 95.9% for the quarter ended March 31, 2002. The decrease in this ratio was due primarily to an increase in the average balance of cash and due from banks ($8.4 million in 2003 compared to $5.2 million in 2002). Average securities were $119.1 million in 2003 and $127.1 million in 2002. Securities were called in 2002 and 2003 quicker than the proceeds could be reinvested in earning assets.

     Interest expense decreased $385,000 for the three months ended March 31, 2003 or 23.0% compared to a decrease of $1,069,000 or 39.0% for the same period in 2002. The decreases were the result of decreases in interest rates as previously discussed.

     The foregoing resulted in net interest income of $2,714,000 for the three months ended March 31, 2003 a decrease of $62,000 or 2.2% compared to the same period in 2002.

                         FIRST MCMINNVILLE CORPORATION

                              FORM 10-Q CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

     The following schedule details the loans of the Company at March 31, 2003 and December 31, 2002:

                                                       (In Thousands)
                                              --------------------------------
                                              March 31,           December 31,
                                                2003                  2002
                                              --------            ------------
Commercial, financial & agricultural          $ 49,675               44,451
Real estate - construction                       5,009                5,674
Real estate - mortgage                          93,915               96,960
Consumer                                         2,461                2,496
                                              --------              -------
                                              $151,060              149,581
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

     The Company's first mortgage single family residential and consumer loans which total approximately $63,569,000 and $2,461,000, respectively at March 31, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2003, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 2003 and December 31, 2002, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

     Impaired loans and related allowance for loan loss amounts at March 31, 2003 and December 31, 2002 were as follows:

                                   March 31,            December 31,
                                     2003                  2002
                                   ---------            ------------
                                           (In Thousands)

Recorded investment                  $1,723                 1,740

Allowance for loan losses               530                   533

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended March 31, 2003 and 2002 was $1,729,000 and $1,823,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $36,000 and $38,000 for the three months ended March 31, 2003 and 2002, respectively.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2003 and December 31, 2002:

                           March 31, 2003                 December 31, 2002
                      -------------------------       -------------------------
                      Past Due                        Past Due
                       90 Days      Non-Accrual        90 Days      Non-Accrual
                      --------      -----------       --------      -----------
                            (In Thousands)                 (In Thousands)
Real estate loans       $124               -             57                 -
Installment loans          1               -             12                 -
Commercial                 -               -              -                 -
                        ----            ----             --              ----
                        $125               -             69                 -
                        ====            ====             ==              ====
Renegotiated loans         -               -              -                 -
                        ====            ====             ==              ====

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Transactions in the allowance for loan losses were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                      2003          2002
                                                     ------        -----
                                                        (In Thousands)
Balance, January 1, 2003 and 2002, respectively      $1,908        1,804
Add (deduct):
  Losses charged to allowance                           (24)         (17)
  Recoveries credited to allowance                        8            3
  Provision for loan losses                              44           44
                                                     ------        -----
Balance, March 31, 2002 and 2001, respectively       $1,936        1,834
                                                     ======        =====

     The provision for loan losses was $44,000 for the first three months of 2003 and 2002. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor potential problem loans on a timely basis.

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

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

     The following table presents total internally graded loans as of March 31, 2003 and December 31, 2002:

                                               MARCH 31, 2003
                              ------------------------------------------------
                                          Special
                               Total      Mention     Substandard     Doubtful
                              -------     -------     -----------     --------
                                                (IN THOUSANDS)
Commercial, financial and
 agricultural                 $ 8,223      6,450          1,741          32
Real estate mortgage            1,864         11          1,853           -
Real estate construction            -          -              -           -
Consumer                          182          -            181           1
                              -------      -----          -----          --
                              $10,269      6,461          3,775          33
                              =======      =====          =====          ==

                                                 DECEMBER 31, 2002
                                 -------------------------------------------------
                                                Special
                                  Total         Mention     Substandard   Doubtful
                                 -------        -------     -----------   --------
                                                   (IN THOUSANDS)
Commercial, financial and
 agricultural                    $ 7,930         6,141         1,756         33
Real estate mortgage               2,063           481         1,582          -
Real estate construction               -             -             -          -
Consumer                             150             8           142          -
                                 -------         -----         -----         --
                                 $10,143         6,630         3,480         33
                                 =======         =====         =====         ==

     The collateral values, based on estimates received by management, securing the internally classified loans total approximately $20,015,000 ($2,538,000 related to real property and $17,477,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

                          FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

     Residential real estate loans that are graded substandard totaling $1,853,000 and $1,582,000 at March 31, 2003 and December 31, 2002 consist of thirty five and thirty four individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                      March 31, 2003                December 31, 2002
                               ----------------------------    ---------------------------
                                               Percent of                    Percent of
                                                Loans In                       Loans In
                                  In         Each Category        In        Each Category
                               Thousands     To Total Loans    Thousands    To Total Loans
                               ---------     --------------    ---------    --------------
Commercial, financial and
 agricultural                    $1,454              33%         $1,426           30%
Real estate construction             13               3              14            4
Real estate mortgage                416              62             419           65
Consumer                             53               2              49            1
                                 ------          ------          ------          ---
                                 $1,936             100%         $1,908          100%
                                 ======          ======          ======          ===

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income, excluding securities gains and a gain on sale of fixed assets of $30,000 in 2003, decreased $24,000 or 10.7% during the three months ended March 31, 2003 compared to an increase of $25,000 or 12.5% for the same period in 2002. The decrease in 2003 was in appraisal fees ($4,000), credit life fees ($12,000) and miscellaneous fees ($8,000). Non-interest income increased $25,000 or 12.5% during the three months ended March 31, 2002 with increases in appraisal fees ($8,000), credit life fees ($10,000), title fees ($10,000) and miscellaneous fees ($6,000). Slower loan demand in 2003 was the primary reason for these decreases. Service charges on deposit accounts decreased $11,000 during the quarter ended March 31, 2002.

     There were no securities gains for the quarter ended March 31, 2003. Securities gains totaled $3,000 for the quarter ended March 31, 2002.

     Non-interest expense was $1,098,000 and $1,052,000 for the first three months of 2003 and 2002, respectively, an increase of 4.4%. Insignificant increases in several non-interest expense classifications comprise the increase.

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

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2003 and 2002:

                                                                2003                      2002
                                                             -----------                ---------
                                                             (In Thousands, except share amounts)
Basic EPS Computation:
  Numerator - income available to common shareholders         $    1,230                    1,380
  Denominator - weighted average number of common shares
   outstanding                                                 1,041,704                1,041,812
                                                              ----------                ---------
  Basic earnings per common share                             $     1.18                     1.32
                                                              ==========                =========
Diluted EPS Computation:
  Numerator                                                   $    1,230                    1,380
                                                              ----------                ---------
  Denominator:
    Weighted average number of common shares
     outstanding                                               1,041,704                1,041,812
    Dilutive effect of stock options                              12,699                   11,402
                                                              ----------                ---------
                                                               1,054,403                1,053,214
                                                              ----------                ---------
Diluted earnings per common share                             $     1.17                     1.31
                                                              ==========                =========

STOCK OPTION PLAN

     In April, 1997, the stockholders of the Company approved the First McMinnville Corporation 1997 Stock Option Plan (The "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 115,000 (57,500 before 2 for 1 split) shares of common stock to directors and employees of the Company.

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

                         FIRST MCMINNVILLE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

STOCK OPTION PLAN, CONTINUED

     SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2003 and 2002, respectively, would have been reduced to the proforma amounts indicated below:

                                         2003            2002
                                        ------          -----
                                            (In Thousands)
Net earnings:
  As Reported                           $1,230          1,380
  Proforma                              $1,227          1,377

Basic earnings per common share:
  As Reported                            $1.18           1.32
  Proforma                               $1.16

Diluted earnings per common share:
  As Reported                            $1.17           1.31
  Proforma                               $1.16           1.31

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

     There have been no material changes in reported market risks during the three months ended March 31, 2003. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.


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

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c) Shares of the Company's common stock were issued to Directors and/or Employees pursuant to the Company's Stock Option Plan as follows:

                     Number of Shares of
Date of Sale          Common Stock Sold   Price Per Share
------------         -------------------  ---------------
January 16, 2003               30              $29.08
January 30, 2003               60              $29.08
February 5, 2003              200              $29.08
March 31, 2003              2,000              $29.08

          The  aggregate proceeds of the shares sold were $66,592.75.

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

     (b). Not applicable.

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



                                              FIRST MCMINNVILLE CORPORATION
                                          --------------------------------------
                                                      (Registrant)




DATE: May 14, 2003                        /s/ Charles C. Jacobs
      ------------                        --------------------------------------
                                          Charles C. Jacobs
                                          Chairman and Chief Executive Officer



DATE: May 14, 2003                        /s/ Kenny D. Neal
      ------------                        --------------------------------------
                                          Kenny D. Neal
                                          Chief Financial and Accounting Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Charles C. Jacobs, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First McMinnville Corporation (the "Company").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which would adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                    THE SARBANES-OXLEY ACT OF 2002, CONTINUED

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.




Date: May 14, 2003                          /s/ Charles C. Jacobs
                                            ------------------------------------
                                            Charles C. Jacobs
                                            Chairman and Chief Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Kenny D. Neal, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First McMinnville Corporation (the "Company").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which would adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
                           PURSUANT TO SECTION 302 OF
                    THE SARBANES-OXLEY ACT OF 2002, CONTINUED

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective sections with regard to significant deficiencies and material weaknesses.




Date: May 14, 2003                           /s/ Kenny D. Neal
                                             -----------------------------------
                                             Kenny D. Neal
                                             Chief Financial Officer