Form 10-Q
period 2003-06-30
FIRST MCMINNVILLE CORP
filed 2003-08-13
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD

FROM ______________________ TO ____________________

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

Common stock outstanding 1,043,718 shares at August 12, 2003

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]   NO [X]

FIRST MCMINNVILLE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION FORM 10-Q
Item 1.	Financial Information
The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:
Consolidated Balance Sheets - June 30, 2003 and December 31, 2002.		3
Consolidated Statements of Earnings - For the three months and six months ended June 30, 2003 and 2002.		4
Consolidated Statements of Comprehensive Earnings - For the three months and six months ended June 30, 2003 and 2002.		5
Consolidated Statements of Cash Flows - For the six months ended June 30, 2003 and 2002.		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk*	21
	*Disclosures required by Item 3 are incorporated by reference to management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.	Controls and Procedures	21
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23
Signatures		24

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(Unaudited)

	June 30,	December 31,
	2003	2002

	(In Thousands)
Assets
Loans	$147,604	149,581
Less: Allowance for loan losses	(1,952)	(1,908)

Net loans	145,652	147,673
Securities:
Held to maturity, at cost (market value $51,344,000 and $52,968,000, respectively)	48,167	50,956
Available-for-sale, at market (amortized cost $78,587,000 and $73,215,000, respectively)	79,828	74,442
Federal funds sold	24,000	17,000
Interest bearing deposits in financial institutions	135	108

Total earning assets	297,782	290,179
Cash and due from banks	7,825	10,285
Bank premises and equipment, net of accumulated depreciation	2,184	1,981
Accrued interest receivable	1,741	1,856
Other real estate	80	—
Other assets	377	459

Total Assets	$309,989	304,760

Liabilities and Stockholders’ Equity
Deposits	$232,562	229,264
Securities sold under repurchase agreements	27,424	25,994
Deferred tax liability, net	325	319
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,155	2,785

Total liabilities	262,466	259,362

Stockholders’ equity:
Common stock, no par value and $2.50 par value, respectively; authorized 5,000,000 shares, issued 1,229,442 shares and 613,575 shares, respectively (reflects 2 for 1 stock split)	3,601	1,534
Additional paid-in capital	—	2,001
Retained earnings	47,151	45,082
Net unrealized gains on available-for-sale securities, net of income taxes of $475,000 and $470,000, respectively	766	757

	51,518	49,374
Less cost of treasury stock of 186,078 shares and 92,826 shares, respectively	(3,995)	(3,976)

Total stockholders’ equity	47,523	45,398

Total liabilities and stockholders’ equity	$309,989	304,760

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,619	2,607	$5,256	5,282
Interest and dividends on securities:
Taxable securities	869	1,231	1,778	2,544
Exempt from Federal income taxes	417	437	816	890
Interest on federal funds sold	65	77	124	87
Interest on interest-bearing deposits in other banks and other interest	1	1	1	1

Total interest income	3,971	4,353	7,975	8,804

Interest expense:
Interest on negotiable order of withdrawal accounts	75	124	151	236
Interest on money market demand and savings accounts	128	203	254	396
Interest on certificates of deposit	940	1,135	1,926	2,372
Interest on securities sold under repurchase agreements and short term borrowings	83	108	171	217
Interest on Federal funds purchased	—	—	—	10
Interest on advances from Federal Home Loan Bank	14	14	28	28

Total interest expense	1,240	1,584	2,530	3,259

Net interest income	2,731	2,769	5,445	5,545
Provision for loan losses	15	45	59	89

Net interest income after provision for loan losses	2,716	2,724	5,386	5,456

Other income:
Service charges on deposit accounts	121	118	231	229
Other fees and commissions	93	99	170	189
Commissions and fees on fiduciary activities	9	8	15	21
Securities gains	4	—	4	3
Gain on sale of fixed assets	—	—	30	—
Other income	6	13	14	24

	233	238	464	466

Other expenses:
Salaries and employee benefits	735	688	1,457	1,369
Occupancy expenses, net	58	51	111	102
Furniture and equipment expense	11	17	27	30
Data processing expense	44	71	97	134
FDIC insurance	10	9	19	19
Other operating expenses	256	282	501	516

	1,114	1,118	2,212	2,170

Earnings before income taxes	1,835	1,844	3,638	3,752
Income taxes	580	593	1,153	1,121

Net earnings	$1,255	1,251	$2,485	2,631

Basic earnings per common share	$1.20	1.21	$2.38	2.53

Diluted earnings per common share	$1.18	1.19	$2.35	2.50

Dividends per share	$.40	.375	$.40	.375

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In Thousands)
Net earnings	$1,255	1,251	$2,485	2,631

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $64,000, $635,000, $7,000 and $234,000, respectively	103	1,038	12	385
Reclassification adjustment for gains included in net earnings, net of taxes of $1,000	(3)	—	(3)	(2)

Other comprehensive earnings	100	1,038	9	383

Comprehensive earnings	$1,355	2,289	$2,494	3,014

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Interest received	$8,066	9,031
Fees and commissions received	431	463
Interest paid	(2,826)	(3,786)
Cash paid to suppliers and employees	(1,938)	(1,987)
Income taxes paid	(1,300)	(1,283)

Net cash provided by operating activities	2,433	2,438

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	19,321	9,453
Proceeds from sales of available-for-sale securities	—	757
Proceeds from maturities of available-for-sale securities	64,170	15,770
Purchase of held-to-maturity securities	(16,532)	(760)
Purchase of available-for-sale securities	(69,514)	(8,456)
Loans to customers, net of repayments	—	(1,022)
Loan repayments, net of advances to customers	1,882	—
Increase in interest bearing deposits in financial institutions	(27)	(915)
Proceeds from sale of other real estate	—	98
Purchase of bank equipment	(306)	—
Proceeds from sale of bank equipment	30	—

Net cash provided by (used in) investing activities	(976)	14,925

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	2,096	6,858
Net increase in time deposits	1,202	8,919
Increase (decrease) in securities sold under repurchase agreements	1,430	(2,023)
Decrease in Federal funds purchased	—	(5,000)
Dividends paid	(1,693)	(1,587)
Payments to acquire treasury stock	(19)	(176)
Proceeds from sales of common stock	67	6
Proceeds from issuance of short-term notes payable	—	30
Repayment of short-term notes payable	—	(30)

Net cash provided by financing activities	3,083	6,997

Net increase in cash and cash equivalents	4,540	24,360
Cash and cash equivalents at beginning of period	27,285	7,046

Cash and cash equivalents at end of period	$31,825	31,406

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,485	2,631
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	103	99
Provision for loan losses	59	89
Securities gains	(4)	(3)
Loss on sale of other real estate	—	2
Gain on sale of equipment	(30)	—
FHLB dividend reinvestment	(24)	(16)
Decrease (increase) in other assets, net	83	(94)
Increase (decrease) in other liabilities	(58)	14
Decrease in interest receivable	115	243
Decrease in interest payable	(296)	(527)

Total adjustments	(52)	(193)

Net cash provided by operating activities	$2,433	2,438

Supplemental schedule of non-cash activities:
Unrealized gain in value of securities available-for-sale, net of income taxes of $6,000 and $234,000, respectively	$19	383

Non-cash transfers from loans to other real estate	$80	—

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, and the results of operations for the three months and six months ended June 30, 2003 and 2002, comprehensive earnings for the three months and six months ended June 30, 2003 and 2002 and changes in cash flows for the six months ended June 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Stock Split and Elimination of Par Value

In December of 2002, the Company’s Board of Directors declared a two-for-one stock split. As a result, shareholders as of the record date received one additional share for each share that they already owned. Accordingly, the number of outstanding shares doubled from 520,794 to 1,041,588. In addition, the Board authorized a charter amendment to eliminate “par value”, which was deemed an unnecessary accounting convention. All share and option per share amounts in this Report have been restated to reflect the stock split.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that may have an impact liquidity, capital and the results of operations.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     The Company maintains a formal asset and liability management process to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines. (Please refer to Item 3 of this Part I for additional information).

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

     Based on the results of the analysis as of June 30, 2003, the Company would expect net interest income to decrease approximately $404,000 over a twelve month period if rates increased 2.0%. Net interest income would be expected to increase approximately $404,000 over a 12 month period should rates decrease 2.0%. The rate sensitivity as of June 30, 2003 was 1 to 1.39 (0-91 days) and 1 to 1.13 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $743,000 mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank’s loan portfolio. At June 30, 2003 commercial, consumer and other loans of approximately $11.0 million and mortgage loans of approximately $37.3 million either will become due or will be subject to rate adjustments within twelve months. Emphasis is placed on structuring adjustable rate loans.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $34.1 million will become due during the next twelve months. The Bank’s deposit base increased approximately $3.3 million during the six months ended June 30, 2003. Securities sold under repurchase agreements increased approximately $1.4 million during the six months ended June 30, 2003. The deposit base increased approximately $2.1 million during the second quarter of 2003. Securities sold under repurchase agreements increased $266,000 during the second three months of 2003. Federal funds sold were $24.0 million at June 30, 2003 and $17.0 million at December 31, 2002. Advances from the Federal Home Loan Bank were $1.0 million at June 30, 2003 and at December 31, 2002.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     The subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At June 30, 2003, the Bank can declare during the remainder of 2003 cash dividends in an aggregate amount not to exceed approximately $7.8 million, exclusive of any 2003 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized loss on available-for-sale securities) was 15.1% at June 30, 2003 and 14.6% at December 31, 2002. Total assets increased approximately $5.2 million during the six months ended June 30, 2003. The annualized rate of return on average stockholders’ equity (excluding the unrealized loss on available-for-sale securities) for the first six months of 2003 was 11.0% compared to 12.5% for the comparable period in 2002. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends of $417,000 and $389,000 or $.40 and $.375 per share were declared in the six months ended June 30, 2003 and 2002, respectively. Cash dividends will be increased in the remainder of 2003 over 2002 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2002 were $1.60 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Bank has a Tier 1 risk-based ratio of 27.49%, a total capital to risk-based ratio of 28.64% and a leverage ratio of 15.12%, and thus falls within the “well capitalized” category under the regulations.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Stock Option Plan, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2003 and 2002, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands)	2003	2002	2003	2002

Net earnings:
As Reported	$1,255	1,251	2,485	2,631
Proforma	$1,252	1,247	2,479	2,624
Basic earnings per common share:
As Reported	$1.20	1.21	2.38	2.53
Proforma	$1.22	1.21	2.38	2.52
Diluted earnings per common share:
As Reported	$1.18	1.19	2.35	2.50
Proforma	$1.19	1.18	2.35	2.49

     Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.

Results of Operations

     Net earnings were $2,485,000 for the six months ended June 30, 2003 as compared to $2,631,000 for the same period in 2002. Net earnings were $1,255,000 for the quarter ended June 30, 2003 as compared to $1,251,000 during the same quarter in 2002.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $829,000 or 9.4% during the six months ended June 30, 2003 as compared to a decrease of $973,000 or 10.0% during the six months ended June 30, 2002 as compared to the same period in 2001. Interest income for the quarter ended June 30, 2003 decreased $382,000 or 8.8% over the quarter ended June 30, 2002, and decreased $33,000 or .8% from the first quarter of 2003. The decreases in 2003 and 2002 were primarily attributable to significant decreases in interest rates. The ratio of average earning assets to total average assets was 95.1% for the six months ended June 30, 2003 and 95.6% for the same period in 2002.

     Interest expense decreased by $729,000 for the six months ended June 30, 2003 or 22.4% compared to the same period in 2002. Interest expense for the quarter ended June 30, 2003 decreased $344,000 or 21.7% as compared to the quarter ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 decreased $50,000 or 3.9% compared to the first quarter of 2003. The decrease in interest expense for the six months ended June 30, 2003 as compared to the same period in 2002 can be attributable to the significant decrease in interest rates as noted above.

     The foregoing resulted in net interest income of $5,445,000 for the six months ended June 30, 2003, a decrease of $100,000 or 1.8% compared to the prior year period. Net interest income for the quarter ended June 30, 2003 decreased $38,000 or 1.4% over the second quarter of 2002 while there was an increase of $17,000 or .6% over the first quarter in 2003.

     The following schedule details the loans of the Company at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

	(In Thousands)
Commercial, financial and agricultural	$47,211	44,451
Real estate – construction	5,673	5,674
Real estate – mortgage	91,706	96,960
Consumer	3,014	2,496

	$147,604	149,581

     The provision for loan losses was $59,000 and $89,000 for the first six months of 2003 and 2002, respectively. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and monitor problems on a timely basis, of course no system is either infallible or perfect.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $59,573,000 and $3,014,000, respectively at June 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans evaluated under the provisions of SFAS Nos. 114 and 118 which are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when any required payment of principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan should be considered to be impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on management’s subjective evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at June 30, 2003 and 2002 nor at anytime during the six month periods then ended.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2003, the Company had no loans that have had the terms modified in a troubled debt restructuring.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002

	Recorded	Recorded
(In Thousands)	Investment	Investment

Recorded investment	$350	$1,740
Allowance for loan losses	$—	$533

     On June 20, 2003, the Company received a payment of approximately $1,250,000 from a customer whose loan totaled approximately $1,600,000. This loan was impaired and had an allowance for loan loss of $500,000. The remaining balance of $350,000 continues to be impaired. However, management has determined that adequate collateral secures the loan and no loss on this loan is anticipated. Other loans that were classified as impaired at December 31, 2002 have had deficiencies corrected and are no longer accounted for as impaired.

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the six months ended June 30, 2003 and 2002 was $1,525,000 and $1,955,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $64,000 and $82,000 for 2003 and 2002, respectively.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	In Thousands		In Thousands

Real estate - mortgage	$343	—	57	—
Real estate - construction	—	—	—	—
Installment loans	—	—	12	—
Commercial	49	—	—	—

	$392	—	69	—

Renegotiated loans	$695	—	—	—

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,

	2003	2002

	(In Thousands)
Balance, January 1, 2003 and 2002, respectively	$1,908	1,804
Add (deduct):
Losses charged to allowance	(27)	(34)
Recoveries credited to allowance	12	27
Provision for loan losses	59	89

Balance, June 30, 2003 and 2002, respectively	$1,952	1,886

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of June 30, 2003 and December 31, 2002:

	June 30, 2003

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$6,842	3,049	3,793	—
Real estate mortgage	2,877	—	2,839	38
Real estate construction	—	—	—	—
Consumer	194	—	194	—

	$9,913	3,049	6,826	38

	December 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$7,930	6,141	1,756	33
Real estate mortgage	2,063	481	1,582	—
Real estate construction	—	—	—	—
Consumer	150	8	142	—

	$10,143	6,630	3,480	33

     As noted in the discussion regarding impaired loans, the decrease in the internally graded loans is concentrated in a single customer whose credit was paid down significantly during the quarter ended June 30, 2003. The remaining portion of this customers debt is included in the internally graded loans. Management believes there is adequate collateral on the remaining debt owed by this customer.

     The collateral values, based on estimates received by management, securing the above internally graded loans total approximately $19,811,000, ($3,260,000 related to real property and $16,551,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Residential real estate loans that are graded substandard totaling $2,839,000 and $1,582,000 at June 30, 2003 and December 31, 2002, respectively, consist of forty-three and thirty-four individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management, either individually or in the aggregate.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,352	32%	$1,426	30%
Real estate construction	14	4	14	4
Real estate mortgage	525	62	419	65
Consumer	61	2	49	1

	$1,952	100%	$1,908	100%

     Non-interest income was $464,000 for the six months ended June 30, 2003 as compared to $466,000 in 2002. Non-interest income decreased $5,000 or 2.1% for the quarter ended June 30, 2003 as compared to the comparable quarter in 2002. Non-interest income for the six months ended June 30, 2002 included a gain on sale of fixed assets of $30,000 which related to the sale of proof machines which the subsidiary bank had replaced. There were decreases in credit life insurance premiums ($9,000), appraisal fees ($10,000), document preparation fees ($9,000) and title research fees ($10,000). Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

     Securities gains were $4,000 and $3,000 during the six month period ended June 30, 2003 and 2002, respectively. The gains in 2003 relate to calls and available-for-sale securities. The securities gains in 2002 resulted from sales of available-for-sale securities.

     Non-interest expense increased $42,000 or 1.9% during the first six months of 2003 as compared to the same period in 2002. Salaries and employee benefits increased $88,000 or 6.4%, while data processing expense decreased $37,000 or 27.6%. Data processing expenses in 2002 increased primarily due to increased software maintenance.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In Thousands, except share amounts)	2003	2002	2003	2002

Basic EPS Computation:
Numerator - income available to common shareholders	$1,255	1,251	2,485	2,631

Denominator - weighted average number of common shares outstanding	1,043,484	1,038,954	1,042,598	1,040,374

Basic earnings per common share	$1.20	1.21	2.38	2.53

Diluted EPS Computation:
Numerator	$1,255	1,251	2,485	2,631

Denominator:
Weighted average number of common shares outstanding	1,043,484	1,038,954	1,042,598	1,040,374
Dilutive effect of stock options	13,295	11,868	13,295	11,868

	1,056,779	1,050,822	1,055,893	1,052,242

Diluted earnings per common share	$1.18	1.19	2.35	2.50

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

     There have been no material changes in reported market risks during the six months ended June 30, 2003. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share

April 8, 2003	2	$29.08

The aggregate proceeds of the shares sold were $58.16.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held April 8, 2003.

(b)	Election of the following members of the board of directors:

Dean I. Gillespie, C. Levoy Knowles and John W. Perdue.

(c)	(1) Each of the above directors were elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Withheld	Non-Votes

Dean I. Gillespie	513,375	509,791	—	3,584	—
C. Levoy Knowles	513,375	503,495	—	9,880	—
John W. Perdue	513,375	509,791	—	3,584	—

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, Continued

(c)	(1) Continued

The terms of office of the following directors were continued after the meeting:

J. Gregory Brock, Arthur J. Dyer, Rufus W. Gonder, G.B. Greene, Charles C. Jacobs, Robert W. Jones, J. Douglas Milner, John J. Savage, Jr. and Carl M. Stanley

(2)	The ratification of the selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2003 was as follows:

Number of				Broker
Shares Voting	For	Against	Withheld	Non-Votes

513,375	512,615	—	760	0

(d)	Not Applicable.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31 consists of certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32 consists of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	No reports on Form 8-K were filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)

DATE: August 12, 2003	/s/ Charles C. Jacobs Charles C. Jacobs Chairman and Chief Executive Officer

DATE: August 12, 2003	/s/ Kenny D. Neal Kenny D. Neal Chief Financial and Accounting Officer