Form 10-Q
period 2003-09-30
FIRST MCMINNVILLE CORP
filed 2003-11-13
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: November 12, 2003 — 1,043,818.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (the “Bank”) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company are as follows:

Consolidated Balance Sheets — September 30, 2003 and December 31, 2002.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2003 and 2002.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2003 and 2002.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2003 and 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.*

* Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Unaudited)

	September 30	December 31,
	2003	2002

	(In Thousands)
Assets
Loans	$146,929	149,581
Less: Allowance for loan losses	(1,957)	(1,908)

Net loans	144,972	147,673
Securities:
Held to maturity, at cost (market value $59,938,000 and $52,968,000, respectively)	57,947	50,956
Available-for-sale, at market (amortized cost $86,084,000 and $73,215,000, respectively)	86,383	74,442
Federal funds sold	11,200	17,000
Interest-bearing deposits in financial institutions	95	108

Total earning assets	300,957	290,179
Cash and due from banks	6,421	10,285
Bank premises and equipment, net of accumulated depreciation	2,195	1,981
Accrued interest receivable	1,825	1,856
Deferred tax asset	36	—
Other real estate	80	—
Other assets	375	459

Total assets	$311,529	304,760

Liabilities and Stockholders’ Equity
Deposits	$230,231	229,264
Securities sold under repurchase agreements	30,745	25,994
Deferred tax liability, net	—	319
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,413	2,785

Total liabilities	263,389	259,362

Stockholders’ equity:
Common stock, no par value and $2.50 par value, respectively; authorized 5,000,000 shares issued 1,230,962 shares and 613,575 shares, respectively reflects 2 for 1 stock split)	3,660	1,534
Additional paid-in capital	—	2,001
Retained earnings	48,339	45,082
Net unrealized gains on available-for-sale securities, net of income taxes of $115,000 and $470,000, respectively	184	757

	52,183	49,374
Less cost of treasury stock of 187,144 shares and 92,826 shares, respectively (reflects 2 for 1 stock split)	(4,043)	(3,976)

Total stockholders’ equity	48,140	45,398

Total liabilities and stockholders’ equity	$311,529	304,760

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months Ended September 30, 2003 and 2002
and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars In Thousands, Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,511	2,679	7,767	7,961
Interest and dividends on securities:
Taxable securities	886	1,061	2,664	3,605
Tax exempt from Federal income taxes	411	402	1,227	1,292
Interest on federal funds sold	47	86	171	173
Interest on interest-bearing deposits in other banks and other interest	—	—	1	1

Total interest income	3,855	4,228	11,830	13,032

Interest expense:
Interest on negotiable order of withdrawal accounts	53	115	204	351
Interest on money market demand and savings accounts	109	181	363	577
Interest on certificates of deposit	900	1,127	2,826	3,499
Interest on securities sold under repurchase agreements and short term borrowings	75	89	246	306
Interest on Federal funds purchased	—	—	—	10
Interest on advances from Federal Home Loan Bank	14	13	42	41

Total interest expense	1,151	1,525	3,681	4,784

Net interest income	2,704	2,703	8,149	8,248
Provision for loan losses	—	46	59	135

Net interest Income after provision for loan losses	2,704	2,657	8,090	8,113

Other income:
Service charges on deposit accounts	114	124	345	353
Other fees and commissions	90	86	260	275
Commissions and fees on fiduciary activities	14	12	29	33
Security gains related to available-for-sale securities	—	—	4	3
Gain on sale of fixed assets	—	—	30	—
Other income	6	12	20	36

Total other income	224	234	688	700

Other expenses:
Salaries and employee benefits	800	771	2,257	2,140
Occupancy expenses, net	48	54	159	156
Furniture and equipment expense	13	15	40	45
Data processing expense	59	52	156	186
FDIC insurance	9	9	28	28
Other operating expenses	273	227	774	743

Total other expenses	1,202	1,128	3,414	3,298

Earnings before income taxes	1,726	1,763	5,364	5,515
Income taxes	537	615	1,690	1,736

Net earnings	$1,189	1,148	3,674	3,779

Basic earnings per common share	$1.14	1.11	3.52	3.64

Diluted earnings per common share	$1.12	1.09	3.47	3.59

Dividends per share	$—	—	.40	.375

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	(In Thousands)
	2003	2002	2003	2002

Net earnings	$1,189	1,148	3,674	3,779

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $361,000, $214,000, $354,000 and $450,000, respectively	(582)	345	(570)	730
Less: reclassification adjustment for gains included in net earnings, net of taxes of $1,000 in 2003 and 2002	—	—	(3)	(2)

Other comprehensive earnings (loss)	(582)	345	(573)	728

Comprehensive earnings	$607	1,493	3,101	4,507

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Interest received	$11,826	13,232
Fees and commissions received	654	697
Interest paid	(3,836)	(5,124)
Cash paid to suppliers and employees	(2,988)	(2,822)
Income taxes paid	(1,818)	(1,863)

Net cash provided by operating activities	3,838	4,120

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	20,719	31,844
Proceeds from maturities of available-for-sale securities	88,928	47,670
Proceeds from sales of available-for-sale securities	—	758
Purchase of available-for-sale securities	(101,758)	(52,110)
Purchase of held-to-maturity securities	(27,710)	(14,382)
Loans made to customers, net of repayments	2,562	(9,326)
Purchase of premises and equipment	(369)	—
Proceeds from sale of premises and equipment	30	—
Decrease in interest bearing deposits in financial institutions	13	69
Proceeds from sale of other real estate	—	193

Net cash provided by (used in) investing activities	(17,585)	4,716

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	2,313	6,511
Net increase (decrease) in time deposits	(1,346)	8,338
Increase in securities sold under repurchase agreement	4,751	76
Decrease in Federal funds purchased	—	(5,000)
Dividends paid	(1,693)	(1,587)
Payments to acquire treasury stock	(68)	(176)
Proceeds from sales of common stock	126	22
Proceeds from short-term borrowings	—	30
Repayment of short-term borrowings	—	(30)

Net cash provided by financing activities	4,083	8,184

Net increase (decrease) in cash and cash equivalents	(9,664)	17,020
Cash and cash equivalents at beginning of period	27,285	7,046

Cash and cash equivalents at end of period	$17,621	24,066

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2003	2002

	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,674	3,779
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	155	149
Provision for loan losses	59	135
Security gains related to available-for-sale	(4)	(3)
Gain on disposal of premises and equipment	(30)	—
Loss on sales of other real estate	—	7
FHLB dividend reinvestment	(35)	(29)
Decrease in refundable income taxes	73	35
Decrease in interest receivable	31	229
Decrease in taxes payable	(201)	(162)
Decrease in interest payable	(155)	(340)
Decrease in other assets	11	8
Increase in other liabilities	260	312

Total adjustments	164	341

Net cash provided by operating activities	$3,838	4,120

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $355,000 and $450,000, respectively	$(573)	728

Transfer of loans to other real estate	$80	100

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of operations for the nine months and three months ended September 30, 2003 and 2002, comprehensive earnings for the nine months and three months ended September 30, 2003 and 2002 and changes in cash flows for the nine months ended September 30, 2003 and 2002. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Stock Split and Elimination of Par Value

In December of 2002, the Company’s Board of Directors declared a two-for-one stock split. As a result, shareholders as of the record date received one additional share for each share that they already owned. Accordingly, the number of outstanding shares doubled from 520,794 to 1,041,588. In addition, the Board authorized a charter amendment to eliminate “par value”, which was deemed as unnecessary accounting convention. All share and option per share amounts in this Report have been restated to reflect the stock split.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a more complete discussion of factors that impact liquidity, capital and the results of operations. Interim numbers are subject to customary year-end adjustments.

Forward-Looking Statements

     Management’s discussion of the Company, and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, project, assume, assumption, forecast, and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-Q readers with information relevant to understanding and assessing the financial conditions and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. Except as may be expressly required by applicable law, the Bank does not undertake — and specifically disclaims any plan or obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect actual events, changes, circumstances or results.

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

     Based on the results of the analysis as of September 30, 2003, the Company would expect net interest income to decrease approximately $207,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase approximately $207,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of September 30, 2003 was 1.14 to 1.0 (0-91 days) and 1.07 to 1.0 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $1.3 million mature or reprice within the next twelve months.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2003 commercial, consumer and other loans of approximately $35.1 million and mortgage loans of approximately $10.6 million either will become due or will be subject to rate adjustments within twelve months. Emphasis continues to be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $34.1 million will become due during the next twelve months. The Bank’s deposit base increased approximately $967,000 during the nine months ended September 30, 2003. Securities sold under repurchase agreements increased approximately $4.8 million during the nine months ended September 30, 2003. The increase in securities sold under agreements to resell was approximately $3.3 million during the quarter ended September 30, 2003. The deposit base increased approximately $14.8 million during the nine months ended September 30, 2002. Federal funds sold were $11.2 million at September 30, 2003 and $24 million at June 30, 2003. Federal funds sold were $17 million at December 31, 2002. Advances from the Federal Home Loan Bank were $1,000,000 at September 30, 2003, June 30, 2003 and December 31, 2002.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management anticipates that there will be no significant withdrawals from these accounts except as discussed in the preceding paragraph.

     The Subsidiary Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At September 30, 2003, the Bank can declare during the remainder of 2003 cash dividends in an aggregate amount not to exceed approximately $7.8 million, exclusive of any 2003 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that management believes will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets was 15.5% at September 30, 2003 and 14.9% at December 31, 2002. The increase in the ratio resulted primarily from net earnings of $3,674,000 during the nine months ended September 30, 2003. Total assets increased 2.2% during the nine months ended September 30, 2003. The annualized rate of return on stockholders’ equity for the first nine months of 2003 was 10.6% compared to 11.8% for the comparable period in 2002. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends of $417,000 and $389,000 or $.40 and $.375 per share were declared in

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

the nine months ended September 30, 2003 and 2002, respectively. Cash dividends will be increased in the remainder of 2003 over 2002 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2002 were $1.60 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or Tier 2 capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or Tier 2 capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. As of September 30, 2003, the Bank has a Tier 1 risk-based ratio of 28.3%, a total capital to risk-based ratio of 29.5% and a Tier 1 leverage ratio of 15.4%, and was thus in the “well capitalized” category under the regulations.

     The Federal Reserve Board imposes consolidated capital guidelines on bank holding companies which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines at September 30, 2003.

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

     SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2003 and 2002, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands)	2003	2002	2003	2002

Net earnings:
As Reported	$1,189	1,148	3,674	3,779
Proforma	$1,186	1,145	3,665	3,769
Basic earnings per common share:
As Reported	$1.14	1.11	3.52	3.64
Proforma	$1.14	1.10	3.51	3.63
Diluted earnings per common share:
As Reported	$1.12	1.09	3.47	3.59
Proforma	$1.12	1.09	3.47	3.58

     Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.

Results of Operations

     Net earnings were $3,674,000 for the nine months ended September 30, 2003 as compared to $3,779,000 for the same period in 2002. Net earnings were $1,189,000 for the quarter ended September 30, 2003 as compared to $1,148,000 during the same quarter in 2002.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $1,202,000 or 9.2% during the nine months ended September 30, 2003 as compared to the comparable period in 2002. Interest income for the quarter ended September 30, 2003 decreased $373,000 or 8.8% when compared to the quarter ended September 30, 2002 and $116,000 or 2.9% as compared to the second quarter of 2003. The decrease for the third quarter of 2003 compared to the same period in 2002 and compared to the quarter ended June 30, 2003 was primarily attributable to a decrease in interest rates during the fourth quarter of 2002 and during 2003. The ratio of average earning assets to total average assets was 95.7% for the nine months ended September 30, 2003 as compared to 96.1% for the same period in 2002.

     Interest expense decreased by $1,103,000 for the nine months ended September 30, 2003 or 23.1% as compared to the same period in 2002. Interest expense for the quarter ended September 30, 2003 decreased $374,000 or 24.5% as compared to the quarter ended September 30, 2002. Interest expense for the quarter ended September 30, 2003 decreased $89,000 or 7.2% over the quarter ended June 30, 2003. The decreases in interest expense can be attributable primarily to decreases in interest rates over the past twelve months.

     The foregoing resulted in net interest income of $8,149,000 for the nine months ended September 30, 2003, a decrease of $99,000 or 1.2% compared to the prior year period. Net interest income for the quarter ended September 30, 2003 increased $1,000 as compared to the third quarter of 2002. Net interest income for the quarter ended September 30, 2003 decreased $27,000 or 1.0% as compared to the quarter ended June 30, 2003.

     The following schedule details the loans of the Company at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

	(In Thousands)
Commercial, financial and agricultural	$43,943	44,451
Real estate — construction	5,922	5,674
Real estate — mortgage	94,200	96,960
Consumer	2,864	2,496

	$146,929	149,581

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The provision for loan losses was $59,000 and $135,000 for the first nine months of 2003 and 2002, respectively. There was no provision for loan losses during the quarter ended September 30, 2003. The provision was $46,000 for the quarter ended September 30, 2002. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis. This is not an exact science. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $59,715,000 and $2,864,000, respectively at September 30, 2003, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 2003 and 2002, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the two nine month periods then ended.

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

     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2003, the Company had one loan totaling $639,000 that has had the terms restructured.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

	Recorded	Recorded
(In Thousands)	Investment	Investment

Recorded investment	$2,845	$1,740
Allowance for loan losses	$581	$533

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The average recorded investment in impaired loans for the nine months ended September 30, 2003 and 2002 was $3,697,000 and $1,928,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $215,000 and $119,000 for 2003 and 2002, respectively.

     The following schedule details selected information as to non-performing loans of the Company at September 30, 2003:

	September 30, 2003		December 31, 2002

	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual

	(In Thousands)		(In Thousands)
Real estate mortgage	$430	—	$57	—
Real estate — construction	—	—	—	—
Installment loans	7	—	12	—
Commercial	48	—	—	—

	$485	—	$69	—

Renegotiated loans	$—	—	$—	—

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,

	2003	2002

Balance, January 1, 2003 and 2002, respectively	$1,908	1,804
Add (deduct):
Losses charged to allowance	(27)	(127)
Recoveries credited to allowance	17	41
Provision for loan losses	59	135

Balance, September 30, 2003 and 2002, respectively	$1,957	1,853

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of September 30, 2003 and December 31, 2002:

	September 30, 2003

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$6,594	2,921	3,673	—
Real estate mortgage	2,922	—	2,885	37
Real estate construction	—	—	—	—
Consumer	138	—	138	—

	$9,654	2,921	6,696	37

	December 31, 2002

	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$7,930	6,141	1,756	33
Real estate mortgage	2,063	481	1,582	—
Real estate construction	—	—	—	—
Consumer	150	8	142	—

	$10,143	6,630	3,480	33

     The increase in the internally graded loans is concentrated in three loans that were downgraded during the nine months ended September 30, 2003. All of the loans are performing and management believes there is adequate collateral on each loan. The loans were downgraded due to anticipated decreases in these customers’ projected cash flows primarily due to a slowing down economy. Two of the loans are secured by commercial and residential rental property and one loan is secured by property on which a restaurant is located.

     Residential real estate loans that are graded substandard totaling $2,885,000 and $1,582,000 at September 30, 2003 and December 31, 2002, respectively, consist of approximately forty individual loans that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management.

     The collateral values, based on estimates received by management, securing the above internally graded loans total approximately $18,254,000 ($3,972,000 related to real property and $14,282,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

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

     The following detail provides a breakdown of the allocation of the allowance for possible loans losses:

	September 30, 2003		December 31, 2002

		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$1,351	30%	$1,426	30%
Real estate construction	15	4	14	4
Real estate mortgage	536	64	419	65
Consumer	55	2	49	1

	$1,957	100%	$1,908	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income, exclusive of security gains, was $684,000 for the nine months ended September 30, 2003 as compared to $697,000 in 2003. There was a decrease during the quarter ended September 30, 2003 of $10,000 or 4.3% as compared to the comparable quarter in 2002. Non-interest income for the nine months ended September 30, 2003 included a gain on sale of fixed assets of $30,000 which related to the sale of proof machines which the subsidiary bank had replaced. There were decreases in credit life premiums $8,500, document preparation fees $8,200 and appraisal fees $23,000. Commissions and service charges are monitored continually to seek maximum return based on costs and competition.

     Securities gains during the nine months ended September 30, 2003 and 2002, respectively, amounted to $4,000 and $3,000. These gains related to transactions in the available-for-sale category. These gains were incurred primarily in conjunction with management’s strategy to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Non-interest expense was $3,414,000 and $3,298,000 for the nine months ended September 30, 2003 and 2002, respectively. Non-interest expense was $1,202,000 and $1,128,000 for each quarter ended September 30, 2003 and 2002, respectively. This increase for the nine month period was due primarily to an increase of $117,000 in salaries and employee benefits.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except share amounts)	2003	2002	2003	2002

Basic EPS Computation:
Numerator — income available to common shareholders	$1,189	1,148	3,674	3,779

Denominator — weighted average number of common shares outstanding	1,043,623	1,037,946	1,042,944	1,039,558

Basic earnings per common share	$1.14	1.11	3.52	3.64

Diluted EPS Computation:
Numerator	$1,189	1,148	3,674	3,779

Denominator:
Weighted average number of common shares outstanding	1,043,623	1,037,946	1,042,944	1,039,558
Dilutive effect of stock options	14,324	13,292	14,324	13,292

	1,057,947	1,051,238	1,057,268	1,052,850

Diluted earnings per common share	$1.12	1.09	3.47	3.59

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

     There are no material changes in reported market risks during the nine months ended September 30, 2003 known to management. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares
Date of Sale	of Common Stock Sold	Price Per Share

August 5, 2003	1,000	$43.67
September 5, 2003	500	$29.08
September 23, 2003	20	$29.08

The aggregate proceeds of the shares sold were $58,791.60.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)	None

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 5. OTHER INFORMATION

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

(b)	No reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION

(Registrant)

DATE:	November 12, 2003	/s/ Charles C. Jacobs

Charles C. Jacobs Chairman and Chief Executive Officer

DATE:	November 12, 2003	/s/ Kenny D. Neal

Kenny D. Neal Chief Financial and Accounting Officer