Form 10-K
period 2003-12-31
FIRST MCMINNVILLE CORP
filed 2004-03-29
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission File Number: 2-90200

FIRST MCMINNVILLE CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-1198119
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Main Street
McMinnville, Tennessee	37110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, with area code: (931) 473-4402

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which
registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

No par value common stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of First McMinnville Corporation’s most recently completed second fiscal quarter) was approximately $44,003,130.* The aggregate market value of the voting and non-voting common equity held by non-affiliates is computed by reference to the price at which the common equity was last sold ($45.22 per share), or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003). The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims. This computation is based on an estimated 973,090 shares held by non-affiliates at June 30, 2003. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2004, First McMinnville Corporation had 1,043,578 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Specified portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

*In calculating the market value of the common equity held by non-affiliates of First McMinnville Corporation as disclosed on the cover page of this Annual Report on Form 10-K, First McMinnville Corporation has treated as common equity held by affiliates only voting stock owned as of June 30, 2003 by its directors and principal executive officers; we have not treated for purposes of this response stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. First McMinnville Corporation had no nonvoting common equity outstanding at June 30, 2003. Our response to this item is not intended to be an admission that any person is an affiliate of First McMinnville Corporation for any purpose other than this response.

ii

FIRST MCMINNVILLE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

-iii-

-iv-

-v-

PART I

Forward-Looking Statements

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Section 27Aof the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which your Company, First McMinnville Corporation, and First National Bank of McMinnville (“Bank” or “First National Bank”) operate, including projections of future performance, perceived opportunities in the market and any statements regarding the Company’s or First National Bank’s goals, business plans, and/or areas of concern. The Company’s and the Bank’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business - Factors That May Affect Future Results of Operation” and “Cautionary Warning Regarding Forward-Looking Statements.”

ITEM 1. BUSINESS

Description of Business

The Company

First McMinnville Corporation (the “Company”) is a one bank holding company that, at December 31, 2003, owned all of the stock of the First National Bank of McMinnville (“First National Bank” or “Bank”). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company has elected not to seek financial holding company status, although it believes that it is eligible to do so.

The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to those of the Bank in 2003. The Company’s principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2003, the Company had total assets of approximately $304,399,000 and total Shareholders’ equity of $47,960,000. The Company reported net after-tax earnings of approximately $4,899,000 for fiscal 2003. At December 31, 2003, the Bank’s total loans (net of allowance for possible loan losses of $1,909,000) were $146,611,000 and its total deposits were $224,221,000. As of that date, the Company’s Tier 1 capital ratio was 28.37%, its total risk-based capital ratio was 29.50%, and its leverage ratio was 15.46%. Please refer to the Company’s Consolidated Financial Statements contained in Exhibit F for additional information.

During 2003 the Bank has continued to focus on developing its financial services business in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, the real estate development business, local industry, business executives, professionals and other individuals. The Bank operates throughout Warren County, Tennessee, with three offices located in McMinnville and one located in each of Morrison and Viola. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“Management’s Discussion”), and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.

The Company’s principal executive offices are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.

First National Bank of McMinnville

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

For retail customers, the First National Bank offers a full range of depository products including regular and money market checking accounts; regular and special savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. The Bank operates a trust department. The Company and the Bank intend for the foreseeable future to concentrate their efforts in their existing markets. The Bank formed a subsidiary known as First Community Title & Escrow Company in 2001 to engage in the title insurance business, as agent.

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

The Bank’s primary source of income in 2003 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 95.04% of its gross earnings from interest income and approximately 4.96% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Southern Middle Tennessee, primarily in the Warren County and surrounding county trade areas, through its commercial banking operations.

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

There have been many legislative and regulatory proposals designed to overhaul or otherwise improve the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the “Gramm-Leach-Bliley Act of 1999” in late 1999 were important developments. See “U.S.A. Patriot Act,” “Financial Services Modernization Act,“and “Recent Developments and Future Legislation - The Sarbanes-Oxley Act of 2002,” below.

The Company and First National Bank are required to have minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. As of December 31, 2003, the actual ratios for the Company were 28.37% and 29.50%, respectively. The leverage ratio at December 31, 2003 was 15.46%, and the minimum leverage capital requirement was 4.0%. For the Bank, the minimums were the same and the Bank’s actual Tier 1, total risk-based capital, and leveraged ratio were 28.25%, 29.38%, and 15.40%, respectively. Based solely on its analysis of federal banking regulatory categories, the Company and its subsidiary First National Bank appear to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. Generally, the Company is pleased with these ratios and believes that they are consistent with the Company’s (and the Bank’s) anticipated growth for the foreseeable future.

Expenditures for research and development activities were not material for the years 2001 through 2003.

Neither the Bank nor any of its significant subsidiaries is dependent upon a single customer or very few customers. The Bank has some concentration in lending to the nursery business, which comprises a large part of the local Warren County, Tennessee economy.

Please refer also to the Consolidated Financial Statements (Item 8 of this Annual Report on Form 10-K) for additional information concerning the Bank.

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

(Continued on next page.)

DECEMBER 31

(Dollars in Thousands Except Per Share*)

	2003	2002	2001	2000	1999
Total Assets	$304,399	$304,760	$283,721	$269,160	$263,707
Total Earning Assets	292,808	290,179	271,789	258,600	251,844
Deposits	224,221	229,264	213,275	210,852	195,924
Stockholders’ Equity	47,960	45,398	41,380	37,707	33,600
Gross Revenues	16,694	18,239	20,043	20,121	19,239
Net Earnings	4,899	5,044	4,147	3,896	4,216
Basic Earnings Per Share*	4.70	4.85	3.97	3.71	3.95
Diluted Earnings Per Share*	4.63	4.80	3.93	3.68	3.94
Cash Dividends Declared Per Share*	1.70	1.60	1.50	1.45	1.40

*Adjusted for 2-for-1 stock split that became effective in 2003.

Given the difficult economic circumstances existing in Warren County, the Company is generally satisfied with its performance in 2003. The Company is developing a long-term plan designed to respond to recent negative developments in the local economy, such as the closing of a large manufacturing plant, and other comparable issues. Obviously, however, no plan is guaranteed.

Efficiency

Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. Fifty percent (that is, $.50 for each $1.00 of revenue generated) is considered by some to be a standard by which a financial organization’s “efficiency” can be measured. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income and non-interest income. For 2003, the efficiency ratio was 40.22%, compared to 37.48% for 2002 and 40.77% for 2001. Because the Company is operated on the principle of community bank levels of service, however, money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Company or to First National Bank. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Warning Regarding Forward-Looking Statements.”

Subsidiary

The First National Bank is the Company’s sole subsidiary. The Bank has one, subsidiary, First Community Title & Escrow Company, which was formed in 2001 to act as a title insurance agency.

Services To and Transactions with Subsidiary

Intercompany transactions between the Company and its subsidiary, the First National Bank, are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its board of directors and with the officers elected by the Bank’s board. See “Supervision and Regulation,” below.

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

Cautionary Warning Regarding Forward-Looking Statements

In this report and in documents incorporated herein by reference, the Company may communicate statements relating to the future results of the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide readers of this Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-

looking statements to reflect the occurrence of changes, new developments, or of unanticipated events, circumstances, or results.

Supervision and Regulation

The commercial banking business is highly regulated. The following discussion contains a summary of the material aspects of the regulatory framework applicable to bank holding companies and their subsidiaries, and provides certain specific information about the Company. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other group. In addition, certain present or potential activities of the Company and the Bank are subject to various securities and insurance laws and are regulated by the Securities and Exchange Commission and the Tennessee Department of Commerce and Insurance. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material and unpredictable effect on the business of the Company.

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

The Company is also a bank holding company within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2003, the Company estimates that it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee and national banks can do likewise.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. The Company declared dividends of $1.70 per share in 2003, compared to $1.60 per share in 2002, and $1.50 per share in 2001. (All per share numbers in this Annual Report on Form 10-K have been restated to reflect a two-for-one stock split that was effected in 2003.)

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

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or a holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require that such institution or holding company cease and desist from such practice. The federal bank regulatory agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the OCC, the Federal Reserve Board, and the FDIC have issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

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

Bank Holding Company Regulation

As a bank holding company subject to the Bank Holding Company Act, the Company must obtain prior Federal Reserve Board approval for bank acquisitions and is generally limited to engaging in banking or bank-related activities. The Company must obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted.

The Company is subject to various legal restrictions on the extent to which it and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from the Bank. For example, the Company and the Bank are subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with any affiliate, including any transactions between the Bank and the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution’s capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on “non-credit” transactions between the Bank on the one hand and the Company (and “nonbank” bank holding company) affiliates on the other hand. On October 31, 2002, the Federal Reserve issued a new regulation that became effective on April 1, 2003. The Federal Reserve Board’s“Regulation W” is intended to comprehensively implement sections 23A and 23B of the Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates.

The regulation unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. (This is discussed in the context of “Cross-Guarantee Liability.”) In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

Bank holding companies within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act are also subject to regulation under that Tennessee Act. As such, a bank holding company and its subsidiaries could be subject to examination by, and could be required to file reports with, the TDFI under specified circumstances.

In late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2003, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

Source of Financial Strength. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Moreover, as a shareholder the Company would probably rank low in recipients in the event that the Bank were liquidated. Depositors of a bank, and the FDIC as their subrogee, would likely be entitled to priority over creditors of the Bank, including the Company, in the event of a liquidation of the Bank.

Cross-Guarantee Liability. Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution in danger of default. Default is defined generally as the appointment of a conservator or receiver and in danger of default is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company and the Bank are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of any of the Bank would likely result in assertion of the cross-guarantee provisions and the assessment of such estimated losses against the Company.

Interstate Banking and Branching. The Bank Holding Company Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed deposit concentration limits. The Company and the Bank will have the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

National Bank Act Regulation

First National Bank is chartered as a national banking association under the banking laws of the United States. As such, the Bank is subject to a myriad of federal and state banking and corporate laws, and to comprehensive supervision, regulation and examination by the OCC, although such regulation and examination is for the protection of the banking system and the deposit insurance fund managed by the FDIC and not for the protection of shareholders or any other investors. The OCC is the Bank’s primary federal regulator. It is intended that the Bank’s deposit accounts will always be insured up to legally prescribed limits by the FDIC. The Bank files and will continue to be required to file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. A variety of laws serves to limit the amount of dividends payable by the Bank. See “Payment of Dividends.”

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

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to quarterly average assets, less goodwill and certain other intangible assets (the Leverage Ratio), of 4% for bank holding companies that meet certain specific criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a tangible Tier 1 Capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

At December 31, 2003, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

		Well-
	First McMinnville	Capitalized	Minimum Required
	Corporation	Institutions*	by Regulation
Tier 1 Capital	28.37%	6.00%	4.00%
Total Risk-Based Capital	29.50%	10.00%	8.00%
Leverage Ratios	15.46%	5.00%	4.00%

*See “Prompt Corrective Action” below.

Please refer to Note 11 to the Consolidated Financial Statements (Item 8 of this Report) for additional information concerning the Company’s consolidated capital position.

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

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2003.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See “Prompt Corrective Action.”

The federal regulators continue to study and to propose changes to the capital requirements applicable to the Company and First National Bank. For example, in 2001 the federal banking regulators issued regulations to establish special minimum capital requirements for equity investments in nonfinancial companies (defined as companies not previously determined to be financial in nature by the federal banking regulators) and the impact of such investments on a financial institution’s Tier 1 capital. These regulations became effective on April 1, 2002. On April 9, 2002, federal banking agencies issued a final rule amending their risk-based capital standards for banks, bank holding companies and savings associations (institutions) to reduce the risk weight applied to claims on, or guaranteed by, qualifying securities firms.

The rule became effective on July 1, 2002, although financial institutions had the opportunity to being applying it upon adoption. The Company does not anticipate that these changes will adversely affect the Company or the Bank.

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

Further clarifications and changes in these proposals continued to be made and the issues raised by the proposals are being debated in banking circles. On December 13, 2001, the Committee issued a press release intended to inform the public of the Committee’s continued work, and apparent progress, toward new guidelines. The Committee has announced that it expects to implement its new, proposed capital accord by 2005. During its 10 July 2002 meeting, members of the Basel Committee on Banking Supervision reported in a press release that it had reached agreement on a number of important issues related to the New Basel Capital Accord that the Committee has been exploring since releasing its January 2001 consultative paper. The Company cannot reliably predict whether the Committee will achieve its goals or what impact, if any, a new international capital accord might have on its consolidated operations. However, the Company believes that is capital position remains strong and that it meets all federal capital standards applicable to it and to the Bank.

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

The Company believes that the Bank, as of December 31, 2003, had sufficient capital to qualify as “well capitalized” under applicable regulatory capital requirements.

General Regulatory Considerations

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

The Community Reinvestment Act

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

Financial Services Modernization Act

The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) became law on November 12, 1999. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general intent of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. The term “financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Financial Services Modernization Act is also known as the “Gramm-Leach-Bliley Act of 1999.”

The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the Company may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this new law may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company or the Bank. The Company cannot predict the potential effect that the Act will have on its business and operations, although the Company expects that the general effect of the Act will be to increase competition, and possibly to encourage further consolidation, in the financial services industry generally.

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

The federal Treasury Department issued regulations under the USA Patriot Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services directly or indirectly to foreign shell banks.

The Company and the Bank believe that their systems and procedures accomplish compliance with these requirements. This law and the related regulations impose come continuing costs on the Company and the Bank but they believe that the cost is not likely to be material to them.

Competition

The commercial banking business is highly competitive and the Company competes actively with national and state banks and bank holding company organizations for deposits, loans and trust accounts, and with savings and loan associations and credit unions for deposits and loans. In addition, the Company competes with other financial institutions, including securities brokers and dealers, personal loan companies, insurance companies, finance companies, leasing companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other services. For example, many of the Company’s competitors are affiliated with large bank holding company systems that have greater financial and other resources than the Company. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company or the Bank.

The principal geographic area of the Company’s operations encompasses Warren County, Tennessee, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating dozens of offices and branches (exclusive of free-standing ATM’s) and holding an aggregate of approximately $555 million in deposits as of approximately June 30, 2003, of which approximately 42% are held by the Bank (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including national and regional financial institutions, as well as with a variety of other banks, financial institutions, and financial services companies.

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

Personnel

At year-end 2003, the Bank employed a staff of sixty-seven full-time equivalent persons, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group health and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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

The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussions and Analysis, changes in interest rates effected by the Federal Reserve Board can have a material impact on the Company and the Bank. For example, the impact can be to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

The Company and the Bank are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board. Regulatory policies, examinations and initiatives impose costs on both the Company and the Bank and influence their governance and operations.

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

Line of Business

The Company’s principal business is the ownership of the stock of the First National Bank of McMinnville. The Bank operates under the National Bank Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2003.

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

Changes in market interest rates may adversely affect the Company’s performance. For instance, the Company’s earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company’s business, financial condition and results of operations. Interest rate fluctuations can have a decidedly negative effect on First National Bank’s (and thus the Company’s) profitability. See Item 7, “Management’s Discussion and Analysis.” See Item 7, “Management’s Discussion and Analysis.”

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

Recent Developments and Future Legislation

The following discussion contains a summary of recent legislative developments that can be expected to affect the Company’s and the Bank’s operations.

The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations were issued by the SEC in connection with the new law during both 2002 and 2003, and additional regulations are anticipated. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Bank. Other well known recent development was the enactment of the Financial Services Modernization Act, which is having an extensive impact on financial services in the United States. Additional developments include, for example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least three years by out-of-state banks and bank holding companies. Moreover, the limitation on acquiring banks in Tennessee that have been in existence less than five years has been changed to three years. It has also become possible to have “S corporation” tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to certain qualifying financial institutions.

Various proposals related to so-called “predatory lending” continue to be advanced by regulators, legislators, and consumer groups. The ultimate form or impact of any actual legislation or regulation cannot be accurately predicted.

The effect of certain recent changes accounting standards are addressed in Management’s Discussion and Analysis (Item 7) under the caption “Impact of New Accounting Standards.”

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

Selected Financial Data and Statistical Information

Certain selected financial data and certain statistical data are set forth as part of Appendix F immediately following the Consolidated Financial Statements in Appendix F. This

information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Executive Officers of First McMinnville Corporation

The following are the Executive Officers of the Company and/or First National Bank (the “Bank”). Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof, except that Mr. Jacobs was elected to serve as Chairman of the Company and the Bank in January of 2000.

Name	Age	Office and Business Experience
Charles C. Jacobs	65	Chief Executive Officer, First McMinnville Corporation, January 1994 - present; Chairman, First McMinnville Corporation, 2000 - present; President of First McMinnville Corporation 1994 - 2001; and Chairman and Chief Executive Officer, First National Bank, January 1994 - present; President, First National Bank, 1988 - 2001. Mr. Jacobs has served as a Director of First McMinnville Corporation and First National Bank since 1985.

P. D. Bogle	57	Senior Vice President, First McMinnville Corporation, First National Bank.

Larry B. Foster	44	Senior Vice President, First McMinnville Corporation, First National Bank.

David W. Marttala	42	Senior Vice President, First McMinnville Corporation, First National Bank.

Name	Age	Office and Business Experience
Kenny D. Neal	53	Senior Vice President, First McMinnville Corporation, First National Bank., Chief Accounting and Financial Officer of both the Bank and the Company.

Cindy Swann	52	Internal Auditor and Compliance Officer for the Company and the Bank.

C. P. Whisenhunt	60	Senior Vice President, First McMinnville Corporation, First National Bank.

Dwayne Woods	41	Senior Vice President, First McMinnville Corporation, First National Bank.

Officers are generally elected annually by, and serve at the pleasure of, the board of directors. However, as discussed below under “Executive Compensation,” the Company has an employment contract with Mr. Jacobs.

ITEM 2. PROPERTIES.

The First National Bank owns four parcels of property on which it has established banking offices. The Bank leases the land (but owns the building) for one of its branches at commercial leasing rates pursuant to a long-term lease. The Main Office is located at 200 East Main Street, McMinnville. The Bank utilizes four ATM’s for the convenience of its customers. In the judgment of management, the facilities of the Company and the First National Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and the Bank. However, new office sites are considered from time to time. The Bank provides a small amount of office space to its subsidiaries.

Primary Purpose	Type of Ownership	Property Location
Main Office of the Bank	Owned	200 East Main Street McMinnville, Tennessee

Viola Branch	Owned	3 Lynn Street McMinnville, Tennessee

Sparta Street Branch	Owned	1408 Sparta Street McMinnville, Tennessee

Smithville Highway Branch	Owned	917 Smithville Highway McMinnville, Tennessee

Morrison Branch	Building - Owned Land - Leased	9970 Manchester Highway McMinnville, Tennessee

There are no material encumbrances on any of the properties owned by the Company or the Bank. Additional information relating to properties is set forth in Note 4 to the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2003, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

Additionally, the Company, and certain of its subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly conducted and special examinations, reviews and investigations performed by such regulatory authorities and by law enforcement agencies. The Company and/or the Bank may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

There is no established public trading market for the Company’s Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal 2003 and 2002, adjusted to reflect the two-for-one stock split that occurred in 2003. During 2003 the Company redeemed 1,837 shares of its Common Stock with a view toward providing some liquidity in the stock. Customarily, the Company will pay the book value (as calculated by the Company) per share as of the most recent month-end to redeem shares. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is not available. Certain of the transactions involved, or may have involved, the Company or its principals.

Calendar Quarter	Common Stock
2003
Fourth Quarter	$46.88	$45.97
Third Quarter	45.93	45.18
Second Quarter	45.22	44.37
First Quarter	44.03	43.23
2002
Fourth Quarter	$44.13	$42.85
Third Quarter	42.92	42.14
Second Quarter	41.77	42.15
First Quarter	40.80	39.90

The last trade known to management prior to March 1, 2004, occurred at an estimated $60.00 per share for 100 shares on January 13, 2004. Because there is no established public trading market for the Company’s Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company’s Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Common Stock

The Company’s securities consist of its common voting stock, no par value, which is the Company’s only class of securities authorized or outstanding. As of February 1, 2004, the Company estimates that it has approximately 570 holders of its common stock. In its charter, the Company is authorized to issue 5,000,000 shares of its no par common stock. No shares are reserved for issuance except up to 93,578 shares that remain reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the “Stock Option Plan”) (as to which there were originally reserved 115,000 shares) and the number of shares needed to fulfill the requirements of the Rights Agreement described in “Shareholders Rights Agreement.” As of December 31, 2003, there were 1,043,533 shares of the Company’s common stock outstanding and, to the Company’s best knowledge, entitled to vote.

In December of 2002, the Company’s board of directors voted for a stock split of two shares for each share currently held by each shareholder. The record date for the two-for-one stock split was January 31, 2003. Accordingly, a shareholder holding 1,000 shares on the record date for the stock split became the holder of twice that number of shares (2,000) effective January 31, 2003. In connection with the decision to split the stock, the Company’s board of directors voted to change the “par value” from $2.50 per share to “no par” stock for convenience. This change did not affect the value of the stock in any way, either positively or negatively.

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

Classified Board of Directors

The business and affairs of the Company are to be managed by the Board of Directors. Directors must be shareholders of the Company and of legal age. The Company’s by laws provide that the Board shall generally consist of not fewer than five and not more than twenty-five members. Within these parameters, the actual number of directors is to be set by resolution of a majority of the entire Board. The number of directors can be increased by the vote of the Board or the Shareholders and may, under certain circumstances, be decreased by them to the extent of unfilled vacancies. The Board can elect new members to fill vacancies, unless such vacancies are created by removal of one or more directors. Directors, other than the original Directors of the Company, are required by the bylaws to retire not later than the first day of the month following their 75th birthdays.

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

(b)  Holders

The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s Common Stock at February 1, 2004 was approximately 570.

(c) Dividends

The Company has paid a cash dividend in every years since it was organized in 1984. The Company declared annual cash dividends on its Common Stock (adjusted for the 2-for-1 stock split effected in 2003) in the aggregate amount of $1.70 per share for 2003, $1.60 per share for 2002, and $1.50 per share for 2001. Future dividends may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the board of directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

Please refer also to the discussion of dividends and related matters (such as “Capital Adequacy”) and to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Registrant’s Common Equity and Related Stockholder Matters”), and to Item 8 (the Consolidated Financial Statements).

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

The payment of dividends by any bank is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of “Restrictions on Dividends Paid by Subsidiary Bank” set forth in Item 1 of this Report, to Item 7 of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), and to the Consolidated Financial Statements (Item 8).

(d) Sales of Unregistered Securities

During the past year, the Company sold 3,872 shares of its common voting stock that were not registered under the Securities Act. This discussion includes sales of reacquired securities (if any), as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. The following shares were issued in the fourth quarter without registration pursuant to stock option exercises under the Company’s 1997 stock option plan.

	Number of Shares Sold	Exemption from
Date of Sale	(Price Per Share)	Registration
December 17, 2003	60 ($29.08)	Section 4(2)*

*None of the sales was underwritten. These securities not publicly offered but, rather, were sold to employees, directors and/or others who qualified to participate in the Company’s 1997 stock option plan described elsewhere in these materials. Please refer to Note 19 to the Consolidated Financial Statements for additional information on the Stock Option Plan. All of the shares were sold in private transactions for a weighted average purchase price of $32.85 per share. The total capital received by the Company, which was used for general corporate purposes, was $127,187.31.

All of the proceeds received from the exercise of the stock options were paid directly to the Company and were used by the Company for general working capital purposes. There were no payments to underwriters or other persons and there were no deductions or discounts from the purchase price received by the Company. The securities sold by the Company are not convertible or exchangeable into equity securities, and they were not warrants or options representing equity securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

•	Independent Auditors’ Report;

•	Consolidated Balance Sheets - December 31, 2003 and 2002;

•	Consolidated Statements of Earnings - Three years ended December 31, 2003;

•	Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 2003;

•	Consolidated Statements of Changes in Stockholders’ Equity - Three years ended December 31, 2003;

•	Consolidated Statements of Cash Flows - Three years ended December 31, 2003; and all

•	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer (CEO) and its Senior Vice President, Chief Financial Officer, and Principal Accounting Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and the CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in internal controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date on which the Company carried out its evaluation.

PART III

Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2004 definitive proxy statement filed with the SEC on March 12, 2004 pursuant to Regulation 14A (the “2004 Proxy Statement”). However, the information set forth in the 2004 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph,” and any other lawfully excludeable section or part, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2004 Proxy Statement shall be deemed or understood to incorporate such materials into this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the captions of “Proposal No. 1 - Election of Directors,” “The Company’s Corporate Governance Structure: The FMC Board of Directors and Its Committees,” and “Executive Officers.”

Information regarding late filings under Section 16(a) of the Securities Exchange Act of 1934 included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated herein by reference.

Further information about the First McMinnville Corporation Audit Committee (which is joint with the audit committee of First National Bank), as well as information concerning the Company’s Code of Ethics, is included below.

Information About the Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2004 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” “Principal Auditor Fees and Services,” and “Proposal No. 2 - Ratification of the Audit Committee’s Selection of Independent Auditors,” which sections are incorporated herein by reference. The current members of the audit committee are Rufus W. Gonder, Arthur J. Dyer, and Robert W. Jones. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ. The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.

Information About the Company’s Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. The Code of Ethics is posted on the Company’s website at http://www.fnbmt.com (Investor Services). The Company undertakes to provide to any person without charge, upon request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 200 East Main Street, McMinnville, Tennessee 37110.

ITEM 11. EXECUTIVE COMPENSATION.

The information concerning compensation of directors and executive officers required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the captions of “The Company’s Corporate

Governance Structure: The FMC Board of Directors and Its Committees“and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”

The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plan is the First McMinnville Corporation 1997 Stock Option Plan, which was approved by the Company’s Shareholder in April of 1997. The Company has no compensation plan (including individual compensation arrangements) that provides for the issuance of securities which has not been approved by the Shareholders.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights*	and Rights*	Column (a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	62,998	$30.42	18,400

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights* a	and Rights* b	Column (a)) c
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

*The Company currently has no outstanding warrants or rights. Please refer to Notes 18 and 19 to the Consolidated Financial Statements included in Item 8.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the caption of “Certain Transactions.”

Please refer to Item 8 of this Annual Report on Form 10-K, and to Note 2 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has appointed Maggart & Associates, P.C., as the Company’s independent auditors for the fiscal year ending December 31, 2004. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2003 and 2002.

Services Performed	2003	2002
Audit Fees(1)	$92,855	$80,260
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	7,595	7,235
All Other Fees(4)	-0-	-0-
Total Fees	$100,450	$87,495

Notes to Preceding Table

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) Audit-related fees consisted primarily of accounting consultations, services related to assistance with regulatory capital planning and attendance at audit committee meetings.

(3) For fiscal 2003 and 2002, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4) All other fees principally would include consulting engagements.

The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The aggregate amount of all such non-audit services provided by the principal accounting firm was no more than five percent of the total amount of revenues paid by the Company to this accounting firm during the fiscal year in which the services were provided. Such services were originally not recognized as being needed at the time of the engagement to be non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2003 and 2002;

•	Consolidated Statements of Earnings for the three years ended December 31, 2003;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2003;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2003;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2003; and

•	All Notes to the foregoing Consolidated Financial Statements.

•	The listing of exhibits is incorporated by reference to the Exhibit Index appearing elsewhere in this report.

(b)	The Company filed no Current Report on Form 8-K in the fourth quarter of 2003.

(c)	Exhibits - The exhibits required to be filed with this Annual Report on Form 10-K are attached hereto as a separate section of this Report.

(d)	Financial Statement Schedules - All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First McMinnville Corporation (Registrant)
By:	/s/ Charles C. Jacobs
Charles C. Jacobs
Chairman and Chief Executive Officer March 25, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. G. Brock	Director	March 25, 2004

J. G. Brock

/s/ Arthur J. Dyer	Director	March 25, 2004

Arthur J. Dyer

	Director	March , 2004

Dean I. Gillespie

/s/ Rufus W. Gonder	Director	March 25, 2004

Rufus W. Gonder

/s/ G. B. Greene G. B. Greene	Director	March 25, 2004

Signature	Title	Date
/s/ Charles C. Jacobs Charles C. Jacobs	Chairman, CEO and Director (Principal Executive Officer)	March 25, 2004

/s/ Robert W. Jones Robert W. Jones	Director	March 25, 2004

/s. C. Levoy Knowles C. Levoy Knowles	Director	March 25, 2004

/s/ J. Douglas Milner J. Douglas Milner	Director	March 25, 2004

/s/ John J. Savage, Jr. John J. Savage, Jr.	Director	March 25, 2004

/s/ Carl M. Stanley Carl M. Stanley	Director	March 25, 2004

/s/ Kenny D. Neal Kenny D. Neal	Treasurer/Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 25, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Location
3(i)	Charter, as amended.	(1)

3(ii)	Amended and Restated Bylaws.	Sequential Page

4.1	Charter, as amended.	(1)

4.2	Amended and Restated Bylaws.	(2)

4.3	1997 First McMinnville Corporation Stock Option Plan.	(3)

4.4	Shareholders Rights Agreement dated June 10, 1997.	(3)

10.1	First National Bank of McMinnville 401(k) Retirement Plan.	(4)

10.2	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. <Terminated January 2000>	(5)

10.3	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs.	(6)

11	Statement re: computation of per share earnings.	(7)

12	Statements re computation of ratios.	(8)

13	Annual Report to Security Holders.	(9)

14	Code of Ethics.	Sequential Page

21	Subsidiaries of the Registrant for the year ended December 31, 2003.	Sequential Page

31.1	Certification by Chief Executive Officer.	Sequential Page

31.2	Certification by Chief Financial Officer.	Sequential Page

32(a)	Certification of Periodic Report by Chief Executive Officer.	Sequential Page

32(b)	Certification of Periodic Report by Chief Financial Officer.	Sequential Page

Exhibit
Number	Description of Exhibit	Location
	Proxy Statement for 2004 Annual Meeting of Shareholders Scheduled to be held on April 13, 2004.	Filed with the SEC under Regulation 14A

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.

(2)	Incorporated herein by reference to Exhibit 3(ii).

(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(4)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.

(5)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

(6)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to Note 18 to the Consolidated Financial Statements.

(8)	Incorporated by reference to the “Selected Financial Data and Statistical Information” that appears as part of Item 1 of this Annual Report on Form 10-K.

(9)	No portion of the Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information but shall not be deemed to be “filed” for any purpose.

APPENDIX F

2003 ANNUAL FINANCIAL DISCLOSURES

FIRST MCMINNVILLE CORPORATION
McMinnville, Tennessee

Consolidated Financial Statements

December 31, 2003 and 2002

(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants

150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105

INDEPENDENT AUDITOR’S REPORT

The Board of Directors

First McMinnville Corporation:

We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Nashville, Tennessee
January 16, 2004

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

December 31, 2003 and 2002

	In Thousands
	2003	2002
ASSETS
Loans, less allowance for possible loan losses of $1,909,000 and $1,908,000, respectively	$146,611	147,673
Securities:
Held-to-maturity, at amortized cost (market value $57,503,000 and $52,968,000, respectively)	55,379	50,956
Available-for-sale, at market (amortized cost $84,488,000 and $73,215,000, respectively)	84,732	74,442

Total securities	140,111	125,398

Federal funds sold	6,000	17,000
Interest-bearing deposits in financial institutions	86	108

Total earning assets	292,808	290,179

Cash and due from banks	7,084	10,285
Premises and equipment, net	2,066	1,981
Accrued interest receivable	1,803	1,856
Deferred tax asset, net	10	—
Other real estate	220	—
Other assets	408	459

Total assets	$304,399	304,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$224,221	229,264
Securities sold under repurchase agreements	28,782	25,994
Advances from Federal Home Loan Bank	1,000	1,000
Deferred tax liability, net	—	319
Accrued interest and other liabilities	2,436	2,785

Total liabilities	256,439	259,362

Stockholders’ equity:
Common stock, no par value and $2.50 per share, respectively, authorized 5,000,000 shares, issued 1,231,022 and 613,575 shares, respectively (reflects 2 for 1 stock split)	3,662	1,534
Additional paid-in capital	—	2,001
Retained earnings	48,207	45,082
Net unrealized gains on available-for-sale securities, net of income taxes of $94,000 and $470,000, respectively	151	757

	52,020	49,374
Less cost of treasury stock of 187,489 and 92,826 shares, respectively (reflects 2 for 1 stock split)	(4,060)	(3,976)

Total stockholders’ equity	47,960	45,398

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$304,399	304,760

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Years Ended December 31, 2003

	In Thousands,
	Except Per Share Amount
	2003	2002	2001
Interest income:
Interest and fees on loans	$10,449	10,978	11,505
Interest and dividends on securities:
Taxable securities	3,583	4,673	6,153
Exempt from Federal income taxes	1,637	1,691	1,605
Interest on Federal funds sold	196	231	154
Interest on interest-bearing deposits in financial institutions	1	1	1

Total interest income	15,866	17,574	19,418

Interest expense:
Interest on negotiable order of withdrawal accounts	255	440	647
Interest on money market demand and savings accounts	480	781	1,073
Interest on certificates of deposit	3,656	4,521	7,378
Interest on securities sold under repurchase agreements and short-term debt	324	400	589
Interest on advances from Federal Home Loan Bank	56	56	56
Interest on Federal funds purchased	—	10	44

Total interest expense	4,771	6,208	9,787

Net interest income before provision for possible loan losses	11,095	11,366	9,631
Provision for possible loan losses	59	180	180

Net interest income after provision for possible loan losses	11,036	11,186	9,451
Non-interest income	828	665	625
Non-interest expense	(4,796)	(4,509)	(4,181)

Earnings before income taxes	7,068	7,342	5,895
Income taxes	2,169	2,298	1,748

Net earnings	$4,899	5,044	4,147

Basic earnings per common share	$4.70	4.85	3.97

Diluted earnings per common share	$4.63	4.80	3.93

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2003

	In Thousands
	2003	2002	2001
Net earnings	$4,899	5,044	4,147

Other comprehensive earnings (loss), net of tax:
Unrealized gains on available-for-sale securities arising during the year, net of taxes of $377,000, $446,000 and $766,000, respectively	(603)	717	1,252
Reclassification adjustments for (gains) losses included in net earnings, net of taxes of $1,000, $2,000 and $2,000, respectively	(3)	(3)	4

Other comprehensive earnings (loss)	(606)	714	1,256

Comprehensive earnings	$4,293	5,758	5,403

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Three Years Ended December 31, 2003

					Net Unrealized
					Gains (Losses)
		Additional			On Available-
	Common	Paid-In	Retained	Treasury	For-Sale
	Stock	Capital	Earnings	Stock	Securities	Total
Balance December 31, 2000	$1,523	1,760	39,121	(3,484)	(1,213)	37,707
Net earnings	—	—	4,147	—	—	4,147
Issuance of 3,920 shares of common stock	5	109	—	—	—	114
Cash dividends declared ($1.50 per share)	—	—	(1,565)	—	—	(1,565)
Cost of 7,420 shares of treasury stock	—	—	—	(295)	—	(295)
Sales of 400 shares of treasury stock	—	—	—	16	—	16
Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $769,000	—	—	—	—	1,256	1,256

Balance December 31, 2001	1,528	1,869	41,703	(3,763)	43	41,380
Net earnings	—	—	5,044	—	—	5,044
Issuance of 4,720 shares of common stock	6	132	—	—	—	138
Cash dividends declared ($1.60 per share)	—	—	(1,665)	—	—	(1,665)
Cost of 5,098 shares of treasury stock	—	—	—	(213)	—	(213)
Net change in unrealized gains on available-for-sale-securities during the year, net of taxes of $444,000	—	—	—	—	714	714

Balance December 31, 2002	1,534	2,001	45,082	(3,976)	757	45,398
Elimination of par value	2,001	(2,001)	—	—	—	—
Net earnings	—	—	4,899	—	—	4,899
Issuance of 3,872 shares of common stock	127	—	—	—	—	127
Cash dividends declared ($1.70 per share)	—	—	(1,774)	—	—	(1,774)
Cost of 1,837 shares of treasury stock	—	—	—	(84)	—	(84)
Net change in unrealized gains on available-for-sale-securities during the year, net of taxes of $376,000	—	—	—	—	(606)	(606)

Balance December 31, 2003	$3,662	—	48,207	(4,060)	151	47,960

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2003

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002	2001
Cash flows from operating activities:
Interest received	$14,057	17,902	16,833
Fees and commissions received	637	643	605
Interest paid	(4,991)	(6,666)	(10,434)
Cash paid to suppliers and employees	(4,515)	(4,419)	(3,946)
Income taxes paid	(2,219)	(2,175)	(1,549)

Net cash provided by operating activities	2,969	5,285	1,509

Cash flows from investing activities:
Purchase of available-for-sale securities	(106,859)	(76,248)	(77,677)
Proceeds from sales of available-for-sale securities	1,268	865	1,188
Proceeds from maturities of available-for-sale securities	96,165	70,908	94,570
Purchase of held-to-maturity securities	(27,870)	(29,788)	(52,490)
Proceeds from maturities of held-to-maturity securities	23,485	42,691	30,891
Loans made to customers, net of repayments	—	(9,026)	(4,872)
Customer loan payments, net of advances	783	—	—
Purchase of premises and equipment	(369)	(112)	(46)
Proceeds from sales of bank premises and equipment	110	—	—
Proceeds from sales of other real estate	—	193	70
Decrease (increase) in interest bearing deposits in financial institutions	22	71	(116)

Net cash used in investing activities	(13,265)	(446)	(8,482)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW and savings deposit accounts	(1,033)	11,915	5,709
Net increase (decrease) in time deposits	(4,010)	4,074	(3,286)
Net increase in securities sold under repurchase agreements	2,788	6,073	5,940
Increase (decrease) in Federal funds purchased	—	(5,000)	3,000
Proceeds from issuance of short-term notes payable	—	30	160
Repayment of short-term notes payable	—	(30)	(160)
Dividends paid	(1,693)	(1,587)	(1,543)
Payments to acquire treasury stock	(84)	(213)	(295)
Proceeds from sale of treasury stock	—	—	16
Proceeds from issuance of common stock	127	138	114

Net cash provided by (used in) financing activities	(3,905)	15,400	9,655

Net increase (decrease) in cash and cash equivalents	(14,201)	20,239	2,682
Cash and cash equivalents at beginning of year	27,285	7,046	4,364

Cash and cash equivalents at end of year	$13,084	27,285	7,046

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2003

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002	2001
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,899	5,044	4,147
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	273	202	200
Amortization and accretion, net	(1,815)	37	(2,844)
Provision for possible loan losses	59	180	180
Provision for deferred taxes	46	30	10
Securities gains	(23)	(22)	(26)
Securities losses	—	—	6
Gain on sale of bank premises and equipment	(99)	—	—
FHLB dividend reinvestment	(47)	(53)	(74)
Increase (decrease) in taxes payable, net	(119)	93	188
Decrease in interest receivable	53	291	333
Decrease in interest payable	(220)	(458)	(647)
Increase (decrease) in other assets and liabilities, net	(38)	(59)	36

Total adjustments	(1,930)	241	(2,638)

Net cash provided by operating activities	$2,969	5,285	1,509

Supplemental Schedule of Non-Cash Activities:
Non-cash transfers from loans to other real estate	$399	100	100

Non-cash transfers from other real estate to loans	$179	—	—

Unrealized gain (loss) in value of securities available-for- sale net of income taxes of $376,000, $444,000 and $768,000, respectively	$(606)	714	1,256

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

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

Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures” apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage and installment loans.

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

(h)	Long-Term Assets

Premises and equipment, intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(i)	Securities Sold Under Agreements to Repurchase

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies, Continued

(j)	Other Real Estate

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

(k)	Stock Options

The Company has in place an employee stock option plan which is more fully described in note 19. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations using the intrinsic value method. No stock based employee compensation cost is reflected in net earnings as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 19 to the consolidated financial statements.

(l)	Income Taxes

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

The Company and its subsidiary file a consolidated Federal income tax return. Each corporation provides for income taxes on a separate-return basis.

(m)	Benefit Plans

Net pension expense consists of service costs, interest cost, return on pension assets and amortization of unrecognized initial excess of projected benefits over plan assets and amortization of actuarial gains and losses. Profit sharing and 401(K) plan expense is the amount contributed as determined by the Board of Directors.

(n)	Advertising Costs

Advertising costs are expensed when incurred.

(o)	Cash and Cash Equivalents

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies, Continued

(p)	Off-Balance-Sheet Financial Instruments

In the ordinary course of business the subsidiary bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(q)	Reclassifications

Certain reclassifications have been made to the 2002 and 2001 figures to conform to the presentation for 2003.

(2)	Loans and Allowance for Possible Loan Losses

Loans and allowance for possible loan losses at December 31, 2003 and 2002 are summarized as follows:

	In Thousands
	2003	2002
Commercial, financial and agricultural	$44,988	44,451
Real estate - construction	5,630	5,674
Real estate - mortgage	95,097	96,960
Consumer	2,805	2,496

	148,520	149,581
Less allowance for possible loan losses	(1,909)	(1,908)

	$146,611	147,673

Loans and allowance for possible loan losses at December 31, 2003 and 2002 are summarized as follows:

In the normal course of business, the Company’s subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $5,584,000 and $5,913,000 at December 31, 2003 and 2002, respectively. During 2003, $2,516,000 of such loans were made and repayments totaled $2,845,000. During 2002, $4,585,000 of such loans were made and repayments totaled $5,020,000. As of December 31, 2003, none of these loans were restructured, nor were any related party loans charged off during the past three years.

No loans had been placed on non-accrual status during 2003 and 2002.

The principal maturities on loans at December 31, 2003 are as follows:

	In Thousands
	Commercial,
	Financial
	and	Real Estate -	Real Estate-
	Agricultural	Construction	Mortgage	Consumer	Total
3 months or less	$17,281	—	15,514	555	33,350
3 to 12 months	5,498	5,630	5,051	839	17,018
1 to 5 years	20,829	—	64,869	1,369	87,067
Over 5 Years	1,380	—	9,663	42	11,085

	$44,988	5,630	95,097	2,805	148,520

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(2)	Loans and Allowance for Possible Loan Losses, Continued

At December 31, 2003, variable rate and fixed rate loans totaled approximately $12,705,000 and $135,815,000, respectively. At December 31, 2002, variable rate and fixed rate loans totaled approximately $14,519,000 and $135,062,000, respectively.

Transactions in the allowance for possible loan losses for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	In Thousands
	2003	2002	2001
Balance, beginning of year	$1,908	1,804	1,711
Provision charged to operating expense	59	180	180

	1,967	1,984	1,891

Loans charged off	(78)	(133)	(151)
Recoveries on losses	20	57	64

Net charge-offs	(58)	(76)	(87)

Balance, end of year	$1,909	1,908	1,804

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 2003, the Company had loans to customers in the nursery industry totaling approximately $10,087,000 as compared to $11,325,000 at December 31, 2002. Credit is extended to businesses and individuals and is generally evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2003 and 2002 were as follows:

	In Thousands
	2003	2002
Recorded investment	$2,808	1,740
Loan loss reserve	$530	533

The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was $3,019,000 and $1,885,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $220,000 and $156,000 for 2003 and 2002, respectively.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2003 is as follows:

	Securities Held-To-Maturity (In Thousands)
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$16,658	39	74	16,623
Obligations of states and political subdivisions	35,544	1,948	27	37,465
Corporate and other securities	3,177	238	—	3,415

	$55,379	2,225	101	57,503

	Securities Available-For-Sale (In Thousands)
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$80,267	502	400	80,369
Obligations of states and political subdivisions	1,353	74	—	1,427
Corporate and other securities	1,255	—	—	1,255
Mortgage-backed securities	1,613	68	—	1,681

	$84,488	644	400	84,732

Debt and equity securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity (In Thousands)
	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$12,504	73	—	12,577
Obligations of states and political subdivisions	32,850	1,655	11	34,494
Corporate and other securities	4,870	298	—	5,168
Mortgage-backed securities	732	1	4	729

	$50,956	2,027	15	52,968

	Securities Available-For-Sale (In Thousands)
	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$66,000	969	—	66,969
Obligations of states and political subdivisions	1,795	72	—	1,867
Corporate and other securities	1,208	—	—	1,208
Mortgage-backed securities	4,212	186	—	4,398

	$73,215	1,227	—	74,442

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities, Continued

The amortized cost and estimated market value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value
Due in one year or less	$536	543
Due after one year through five years	20,631	20,917
Due after five years through ten years	17,132	18,047
Due after ten years	13,903	14,581
Corporate and other securities	3,177	3,415

	$55,379	57,503

	In Thousands
		Estimated
	Amortized	Market
Securities Available-For-Sale	Cost	Value
Due in one year or less	$353	362
Due after one year through five years	58,589	58,695
Due after five years through ten years	20,805	20,795
Due after ten years	3,486	3,625

	83,233	83,477
Federal Home Loan Bank stock	1,164	1,164
Federal Reserve Bank stock	91	91

	$84,488	84,732

Results from sales of debt and equity securities are as follows:

	In Thousands
	For the Year Ended December 31,
	2003	2002	2001
Gross proceeds	$1,268	865	1,188

Gross realized gains	$23	22	26
Gross realized losses	—	—	(6)

Net realized gains	$23	22	20

Results from sales of debt and equity securities are as follows:

Securities with approximate carrying values of $56,439,000 (approximate market value of $56,804,000) and $55,872,000 (approximate market value of $56,144,000) at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(3)	Debt and Equity Securities, Continued

Included in the securities at December 31, 2003, are approximately $13,101,000 at amortized cost (approximate market value of $13,534,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

Included in the securities portfolio is stock of the Federal Home Loan Bank amounting to $1,164,000 and $1,117,000 at December 31, 2003 and 2002, respectively. The stock can be sold back at par and only to the Federal Home Loan Bank or to another member institution.

Federal Reserve Bank stock totaling $91,000 at December 31, 2003 and 2002, respectively, can only be sold back at par and only to the Federal Reserve Bank or to another member institution.

(4)	Premises and Equipment

The detail of premises and equipment at December 31, 2003 and 2002 is as follows:

	In Thousands
	2003	2002
Land	$389	400
Buildings	2,468	2,468
Furniture and equipment	2,154	1,785

	5,011	4,653
Less accumulated depreciation	(2,945)	(2,672)

	$2,066	1,981

(5)	Deposits

Deposits at December 31, 2003 and 2002 are summarized as follows:

	In Thousands
	2003	2002
Demand deposits	$21,985	21,172
Negotiable order of withdrawal accounts	32,144	35,591
Money market demand accounts	9,316	9,336
Savings deposits	32,863	31,242
Certificates of deposit $100,000 or greater	47,907	49,333
Other certificates of deposit	64,950	67,783
Individual retirement accounts $100,000 or greater	4,550	4,331
Other individual retirement accounts	10,506	10,476

	$224,221	229,264

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(5)	Deposits

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2003 are as follows:

Maturity	(In Thousands)
1 year or less	$94,868
1 to 2 years	17,308
2 to 3 years	5,030
3 to 4 years	8,457
4 to 5 years	2,250

$127,913

The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2003 and 2002 were approximately $2,114,000 and $1,668,000, respectively.

(6)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2003 and 2002 were $32,252,000 and $27,653,000, respectively. The average daily balance outstanding during 2003, 2002 and 2001 was $28,263,000, $20,714,000 and $17,566,000, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(7)	Advances from Federal Home Loan Bank

The advances from Federal Home Loan Bank (FHLB) at December 31, 2003 and 2002 consists of the following:

			Initial	In Thousands
Original			Fixed Rate	2003	2002
Note Date	Maturity Date	Rate	Period	Amount	Amount
April 30, 1998	April 30, 2008	5.60	24 Months	$1,000	$1,000

The FHLB has the right to convert the fixed rate on these advances at the end of the initial fixed rate period and on a quarterly basis thereafter with a one business day notice. If the conversion option is exercised, the advance will be converted to a three month LIBOR-based advance at a spread of zero basis points to the LIBOR index. Federal funds sold totaling $1,100,000 were pledged as collateral for this advance at December 31, 2003. Securities totaling $1,100,000 were pledged to FHLB as collateral at December 31, 2002.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(8)	Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands
	2003	2002	2001
Non-interest income:
Service charges on deposits	$462	476	483
Other fees and commissions	87	58	52
Commissions on fiduciary activities	82	41	47
Security gains, net	23	22	20
Gain on sale of premises and equipment	99	—	—
Other income	75	68	23

Total non-interest income	$828	665	625

Non-interest expense:
Salaries and employee benefits	$3,122	2,957	2,757
Occupancy expenses, net	205	205	205
Furniture and equipment expenses	331	309	257
FDIC insurance	36	38	39
Other operating expenses	1,102	1,000	923

Total non-interest expense	$4,796	4,509	4,181

(9)	Income Taxes

The components of the net deferred tax asset (liability) are as follows:

	In Thousands
	2003	2002
Deferred tax asset:
Federal	$482	482
State	99	99

	581	581

Deferred tax liability:
Federal	(474)	(153)
State	(97)	(747)

	(571)	(900)

	$10	(319)

The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

	In Thousands
	2003	2002
Financial statement allowance for possible loan losses in excess of tax allowance	$581	581
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(183)	(154)
Book pension expense under the allowable tax deduction	(91)	(91)
Unrealized gain on investment securities available-for-sale	(94)	(470)
FHLB stock dividends excluded for tax purposes	(203)	(185)

	$10	(319)

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(9)	Income Taxes, Continued

The components of income tax expense (benefit) are summarized as follows:

	In Thousands
	Federal	State	Total
2003
Current	$1,671	452	2,123
Deferred	38	8	46

Total	$1,709	460	2,169

2002
Current	$1,796	472	2,268
Deferred	25	5	30

Total	$1,821	477	2,298

2001
Current	$1,388	350	1,738
Deferred	8	2	10

Total	$1,396	352	1,748

A reconciliation of actual income tax expense of $2,169,000, $2,298,000 and $1,748,000 for the years ended December 31, 2003, 2002 and 2001, respectively, to the “expected” tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2003	2002	2001
Computed “expected” tax expense	$2,403	2,496	2,004
State income taxes, net of Federal income tax benefit	306	315	232
Tax exempt interest, net of interest expense exclusion	(524)	(531)	(475)
Effect of change in state income tax rate	—	(2)	—
Other, net	(16)	20	(13)

Actual tax expense	$2,169	2,298	1,748

Total income tax expense for 2003, 2002 and 2001 includes income tax expense of $9,000, $8,000 and $8,000 respectively, related to gains on sales of securities.

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(10)	Employee Benefit Plans, Continued

Reconciliation of the benefit obligation and the fair value of plan assets is as follows:

	In Thousands
	2003	2002
Benefit obligation:
Obligation at January 1	$3,688	3,240
Service costs	157	131
Interest costs	244	221
Benefit payments	(30)	(83)
Actuarial gains (losses)	(71)	179

Obligation at December 31	$3,988	3,688

Fair value of plan assets:
Fair value at January 1	$2,847	2,994
Actual (loss) return on plan assets	393	(226)
Employer contributions, net of refunds	223	162
Benefit payments	(30)	(83)

Fair value at December 31	$3,433	2,847

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at December 31, 2003 and 2002:

	In Thousands
	2003	2002
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $2,818,000 and $2,625,000, respectively	$2,854	2,657

Actuarial present value of projected benefits obligation	$3,988	3,688
Plan assets at fair market value	3,433	2,847

Projected benefit obligation over (under) plan assets	555	841
Unamortized net asset being recognized over 30 years	(286)	(308)
Unrecognized net loss	(507)	(771)

Net pension asset recognized in the consolidated balance sheets	$(238)	(238)

Discount rate	6.5%	6.5%

Rate of increase in compensation levels	3.5%	5.0%

Long-term rate of return on assets	8.0%	8.0%

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(10)	Employee Benefit Plans, Continued

Total pension expense including prior service costs amortization amounted to $223,000 in 2003, $131,000 in 2002 and $112,000 in 2001. The pension expense for 2003, 2002 and 2001 is comprised of the following components:

	In Thousands
	2003	2002	2001
Service cost-benefits earned during the period	$157	131	125
Interest cost on projected benefit obligation	244	221	199
Expected return on plan assets	(227)	(238)	(229)
Net amortization and deferral	49	17	17

	$223	131	112

Total pension expense including prior service costs amortization amounted to $223,000 in 2003, $131,000 in 2002 and $112,000 in 2001. The pension expense for 2003, 2002 and 2001 is comprised of the following components:

The Bank has adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed 1 year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2003, 2002 and 2001, the Bank contributed $58,000, $53,000 and $51,000, respectively, to the plan.

(11)	Regulatory Matters and Restrictions on Dividends

The Company and its wholly-owned subsidiary are subject to regulatory capital requirements administered by the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. The Company’s capital classifications are also subject to qualitative judgments by the Regulators about components, risk weightings and other factors. Those qualitative judgments could also affect the Company’s and the Bank’s capital status and the amounts of dividends the subsidiary may distribute. At December 31, 2003, management believes that the Company and the Bank meet all such capital requirements to which they are subject.

The Company and the Bank are required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by the banking regulators. At December 31, 2003, the Company and its bank subsidiary are required to have minimum Tier I and total risk-based capital ratios of 4.0% and 8.0%, respectively. The Company’s actual ratios at that date were 28.37% and 29.50%, respectively. The leverage ratio at December 31, 2003 was 15.46% and the minimum requirement was 4%. The subsidiary bank’s Tier 1 and total risk-based capital ratios were 28.25% and 29.38%, respectively. The leverage ratio was 15.4%.

As of December 31, 2003, the Company is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Company’s category.

(12)	Commitments and Contingent Liabilities

The Company has an unsecured $2,000,000 line of credit with another financial institution. The Bank has lines of credit with other financial institutions totaling $20,000,000. At December 31, 2003 and 2002 there was no outstanding balance under these lines of credit.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

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

At December 31, 2003, the Company’s cash and due from banks included commercial bank deposit accounts aggregating $9,540,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

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

	In Thousands
	Contract or Notional Amount
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commercial loan commitments	$7,925	1,009
Unfunded lines-of-credit	1,171	11,795
Letters of credit	2,524	2,425

Total	$11,620	15,229

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterpart. Collateral normally consists of real property.

(15)	Stock Split and Elimination of Par Value

In December of 2002, the Company’s Board of Directors declared a two-for-one stock split effective February 1, 2003. As a result, shareholders as of the record date received an additional share for each share owned. Accordingly, the number of outstanding shares doubled from 520,749 shares to 1,041,498 shares. In addition, the Board authorized a charter amendment to eliminate “par value”, which was deemed as unnecessary accounting convention. All share and option per share amounts in this Report have been restated to reflect the stock split.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(16)	First McMinnville Corporation - Parent Company Financial Information

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Balance Sheets

December 31, 2003 and 2002

	In Thousands
	2003		2002
ASSETS
Cash	$1,515	*	1,414	*
Investment in commercial bank subsidiary	47,763	*	45,248	*
Due from commercial bank subsidiary	39	*	12	*

Total assets	$49,317		46,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	$1,357		1,276

Stockholders’ equity:
Common stock, no par value and $2.50 per share, respectively, authorized 5,000,000 shares, issued 1,231,022 and 613,575 shares, respectively (reflects 2 for 1 stock split)	3,662		1,534
Additional paid-in capital	—		2,001
Retained earnings	48,207		45,082
Net unrealized gains on available-for-sale securities, net of income taxes of $94,000 and $470,000, respectively	151		757

	52,020		49,374
Less cost of treasury stock of 187,489 and 92,826 shares, respectively (reflects 2 for 1 stock split)		(4,060)		(3,976)

Total stockholders’ equity	47,960		45,398

Total liabilities and stockholders’ equity	$49,317		46,674

*Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(16)	First McMinnville Corporation - Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Three Years Ended December 31, 2003

	In Thousands
	2003	2002		2001
Income:
Dividends from commercial bank subsidiary	$1,822 *	1,753	*	1,867	*
Other expenses	71	30		40

Earnings before Federal income tax benefits and equity in undistributed earnings of commercial bank subsidiary	1,751	1,723		1,827
Federal income tax benefits	27	11		15

	1,778	1,734		1,842
Equity in undistributed earnings of commercial bank subsidiary	3,121 *	3,310	*	2,305	*

Net earnings	4,899	5,044		4,147
Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $377,000, $446,000 and $766,000, respectively	(603)	717		1,252
Less: reclassification adjustment for (gains) losses included in net earnings, net of taxes of $1,000, $2,000 and $2,000, respectively	(3)	(3)		4

Other comprehensive earnings (loss)	(606)	714		1,256

Comprehensive earnings	$4,293	5,758		5,403

*Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(16)	First McMinnville Corporation - Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Stockholders’ Equity

For the Three Years Ended December 31, 2003

	In Thousands
					Net
					Gains (Losses)
		Additional			On Available-
	Common	Paid-In	Retained	Treasury	For-Sale
	Stock	Capital	Earnings	Stock	Securities	Total
Balance December 31, 2000	$1,523	1,760	39,121	(3,484)	(1,213)	37,707
Net earnings	—	—	4,147	—	—	4,147
Issuance of 3,920 shares of common stock	5	109	—	—	—	114
Cash dividends declared ($1.50 per share)	—	—	(1,565)	—	—	(1,565)
Cost of 7,420 shares of treasury stock	—	—	—	(295)	—	(295)
Sales of 400 shares of treasury stock	—	—	—	16	—	16
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $769,000	—	—	—	—	1,256	1,256

Balance December 31, 2001	1,528	1,869	41,703	(3,763)	43	41,380
Net earnings	—	—	5,044	—	—	5,044
Issuance of 4,720 shares of common stock	6	132	—	—	—	138
Cash dividends declared ($1.60 per share)	—	—	(1,665)	—	—	(1,665)
Cost of 5,098 shares of treasury stock	—	—	—	(213)	—	(213)
Net change in unrealized gains on available-for-sale securities during the year, net of taxes of $444,000	—	—	—	—	714	714

Balance December 31, 2002	1,534	2,001	45,082	(3,976)	757	45,398
Elimination of par value	2,001	(2,001)	—	—	—	—
Net earnings	—	—	4,899	—	—	4,899
Issuance of 3,872 shares of common stock	127	—	—	—	—	127
Cash dividends declared ($1.70 per share)	—	—	(1,774)	—	—	(1,774)
Cost of 1,837 shares of treasury stock	—	—	—	(84)	—	(84)
Net change in unrealized gains on available-for-sale securities during the year, net of taxes of $376,000	—	—	—	—	(606)	(606)

Balance December 31, 2003	$3,662	—	48,207	(4,060)	151	47,960

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(16)	First McMinnville Corporation - Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Cash Flows

For the Three Years Ended December 31, 2003

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2003	2002	2001
Cash flows from operating activities:
Cash paid to suppliers	$(71)	(30)	(40)
Income tax benefit received from commercial bank subsidiary	—	34	—

Net cash provided by (used in) operating activities	(71)	4	(40)

Cash flows from investing activities:
Dividend received from commercial bank subsidiary	1,822	1,753	1,867

Net cash provided by investing activities	1,822	1,753	1,867

Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	—	30	160
Repayment of short-term notes payable	—	(30)	(160)
Dividends paid	(1,693)	(1,587)	(1,543)
Payments made to acquire treasury stock	(84)	(213)	(295)
Proceeds from sale of treasury stock	—	—	16
Proceeds from issuance of common stock	127	138	114

Net cash used in financing activities	(1,650)	(1,662)	(1,708)

Net increase in cash and cash equivalents	101	95	119
Cash and cash equivalents at beginning of year	1,414	1,319	1,200

Cash and cash equivalents at end of year	$1,515	1,414	1,319

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$4,899	5,044	4,147
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of commercial bank subsidiary	(4,943)	(5,063)	(4,172)
Decrease (increase) in other assets, net	(27)	23	(15)

Total adjustments	(4,970)	(5,040)	(4,187)

Net cash provided by (used in) operating activities	$(71)	4	(40)

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Disclosures About Fair Value of Financial Instruments

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Disclosures About Fair Value of Financial Instruments, Continued

Advances from FHLB

The fair value of advances from the FHLB is based on information received from the FHLB.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2003 and 2002 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows:

	In Thousands
	2003		2002
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$13,170	13,170	27,393	27,393
Securities	140,111	142,235	125,398	127,410
Loans	148,520		149,581
Less: allowance for loan losses	(1,909)		(1,908)

Loans, net of allowance	146,611	146,224	147,673	147,600

Financial liabilities:
Deposits	224,221	226,400	229,264	230,626
Securities sold under repurchase agreements	28,782	28,782	25,994	25,994
Advances from FHLB	1,000	1,100	1,000	1,125
Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(17)	Disclosures About Fair Value of Financial Instruments, Continued

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

(18)	Earnings Per Share (EPS)

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” established uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Shares and earnings per share data for 2002 and 2001 have been restated to reflect a 2 for 1 stock split effective January 1, 2003.

The following is a summary of components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)	2003	2002	2001
Basic EPS Computation:
Numerator - income available to common shareholders	$4,899	5,044	4,147

Denominator - weighted average number of common shares outstanding	1,043,124	1,039,318	1,044,618

Basic earnings per common share	$4,70	4.85	3.97

Diluted EPS Computation:
Numerator	$4,899	5,044	4,147

Denominator:
Weighted average number of common shares outstanding	1,043,124	1,039,318	1,044,618
Dilutive effect of stock options	15,947	12,270	9,916

	1,059,071	1,051,588	1,054,534

Diluted earnings per common share	$4.63	4.80	3.93

(19)	Stock Option Plan

In April, 1997, the stockholders of the Company approved the First McMinnville Corporation 1997 Stock Option Plan (The “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 115,000 shares of common stock to directors and employees of the Company.

Under the Stock Option Plan awards may be granted in the form of incentive stock options or nonstatutory stock options, and are exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Stock Option Plan, Continued

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

(In Thousands)	2003	2002	2001
Net earnings:
As Reported	$4,899	5,044	4,147
Proforma	$4,885	5,028	4,134
Basic earnings per common share:
As Reported	$4.70	4.85	3.97
Proforma	$4.68	4.84	3.96
Diluted earnings per common share:
As Reported	$4.63	4.80	3.93
Proforma	$4.61	4.80	3.92

Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.

A summary of the stock option activity for 2003, 2002 and 2001 is as follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	68,870	$30.93	69,650	$29.95	73,970	29.90
Granted	—	—	4,600	43.67	—	—
Exercised	(3,872)	32.85	(4,720)	29.08	(3,920)	29.08
Forfeited	(2,000)	43.67	(660)	29.08	(400)	29.08

Outstanding at end of year	62,998	$30.42	68,870	$30.93	69,650	29.95

Options exercisable at year end	48,478		45,010		42,530

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements, Continued

December 31, 2003, 2002 and 2001

(19)	Stock Option Plan, Continued

The following table summarizes information about fixed stock options at December 31, 2003:

Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/03	Price	Life	at 12/31/03	Price
$29.08	51,398	$29.08	.8 years	39,018	$29.08
34.93	9,000	34.93	6.1 years	9,000	34.93
37.15	1,000	37.15	6.7 years	300	37.15
43.67	1,600	43.67	8.8 years	160	43.67

	62,998			48,478

Share and per share data above for 2002 and 2001 have been restated to reflect a 2 for 1 stock split effective January 31, 2003.

     The fair value of options granted in 2002 was $8.06 per option. The fair value was estimated using the Black-Scholes option pricing model using the following assumptions: risk free interest rate of 5.09%: expected life of ten years, volatility of .01%; and dividend yield of 3.66%. The dividend yield was computed assuming a dividend payout of $1.60.

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

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

Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $46,000, $43,000 and $46,000 for 2003, 2002 and 2001, respectively, are included in consumer loan income and represent an adjustment of the yield on these loans.

1

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$148,547	7.03%	10,449	143,911	7.63%	10,978	354	(883)	(529)
Investment securities - taxable	94,987	3.77	3,583	87,629	5.33	4,673	392	(1,482)	(1,090)

Investment securities - tax exempt	35,462	4.61	1,637	34,921	4.84	1,691	26	(80)	(54)
Taxable equivalent adjustment	—	2.38	843	—	2.49	871	14	(42)	(28)

Total tax-exempt investment securities	35,462	6.99	2,480	34,921	7.33	2,562	40	(122)	(82)

Total investment securities	130,449	4.65	6,063	122,550	5.90	7,235	466	(1,638)	(1,172)

Federal funds sold	18,715	1.05	196	14,958	1.54	231	58	(93)	(35)
Interest-bearing deposits in banks	116	.86	1	129	0.78	1	—	—	—

Total earning assets	297,827	5.61	16,709	281,548	6.55	18,445	1,066	(2,802)	(1,736)

Cash and due from banks	7,651			7,989
Allowance for possible loan losses	(1,942)			(1,864)
Bank premises and equipment	2,163			1,975
Other assets	2,484			2,707

Total assets	$308,183			292,355

2

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$34,474	.74%	255	31,514	1.40%	440	41	(226)	(185)
Money market demand accounts	10,121	1.24	126	9,190	1.93	177	18	(69)	(51)
Other savings accounts	33,073	1.07	354	30,680	1.97	604	47	(297)	(250)
Certificates of deposit $100,000 and over	40,574	2.99	1,214	48,924	3.29	1,608	(275)	(119)	(394)
Certificates of deposit under $100,000	73,980	2.71	2,002	67,613	3.47	2,348	221	(567)	(346)
Individual retirement accounts	15,191	2.90	440	14,829	3.81	565	14	(139)	(125)

Total interest-bearing deposits	207,413	2.12	4,391	202,750	2.83	5,742	132	(1,483)	(1,351)
Demand	22,411	—	—	21,459	—	—	—	—	—

Total deposits	229,824	1.91	4,391	224,209	2.56	5,742	144	(1,495)	(1,351)

Federal funds purchased, securities under repurchase agreements and short-term debt	28,263	1.15	324	21,213	1.93	410	136	(222)	(86)
Advances from Federal Home Loan Bank	1,000	5.60	56	1,000	5.60	56	—	—	—

Total deposits and borrowed funds	259,087	1.84	4,771	246,422	2.52	6,208	319	(1,756)	(1,437)

Other liabilities	1,896			2,119
Stockholders’ equity	47,200			43,814

Total liabilities and stockholders’ equity	$308,183			292,355

Net interest income			11,938			12,237			(299)

Net yield on earning assets		4.01%			4.35%

Net interest spread		3.77%			4.03%

3

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

	In Thousands, Except Interest Rates
	2002			2001			2002/2001 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$143,911	7.63%	10,978	136,168	8.45%	11,505	654	(1,181)	(527)
Investment securities - taxable	87,629	5.33	4,673	92,732	6.64	6,153	(339)	(1,141)	(1,480)

Investment securities - tax exempt	34,921	4.84	1,691	32,772	4.90	1,605	105	(19)	86
Taxable equivalent adjustment	—	2.49	871	—	2.52	827	—	44	44

Total tax-exempt investment securities	34,921	7.33	2,562	32,772	7.42	2,432	159	(29)	130

Total investment securities	122,550	5.90	7,235	125,504	6.84	8,585	(202)	(1,148)	(1,350)

Federal funds sold	14,958	1.54	231	5,127	3.00	154	295	(218)	77
Interest-bearing deposits in banks	129	0.78	1	74	1.35	1	—	—	—

Total earning assets	281,548	6.55	18,445	266,873	7.59	20,245	1,114	(2,914)	(1,800)

Cash and due from banks	7,989			5,346
Allowance for possible loan losses	(1,864)			(1,798)
Bank premises and equipment	1,975			2,142
Other assets	2,707			3,237

Total assets	$292,355			275,800

4

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

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

5

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

II.	Investment Portfolio:

A.	Investment securities at December 31, 2003 consist of the following:

	Securities Held-To-Maturity
		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other government agencies and corporations	$16,658	39	74	16,623
Obligations of state and political subdivisions	35,544	1,948	27	37,465
Corporate and other securities	3,177	238	—	3,415

	$55,379	2,225	101	57,503

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$80,267	502	400	80,369
Obligations of state and political subdivisions	1,353	74	—	1,427
Corporate and other securities	1,255	—	—	1,255
Mortgage-backed securities	1,613	68	—	1,681

	$84,488	644	400	84,732

6

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

A.	Continued

Investment securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other government agencies and corporations	$12,504	73	—	12,577
Obligations of state and political subdivisions	32,850	1,655	11	34,494
Corporate and other securities	4,870	298	—	5,168
Mortgage-backed securities	732	1	4	729

	$50,956	2,027	15	52,968

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$66,000	969	—	66,969
Obligations of state and political subdivisions	1,795	72	—	1,867
Corporate and other securities	1,208	—	—	1,208
Mortgage-backed securities	4,212	186	—	4,398

	$73,215	1,227	—	74,442

7

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

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

8

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

     B. The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2003.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	14,658	14,642	3.08
Five to ten years	2,000	1,981	4.00
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	16,658	16,623	3.19%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total mortgage-backed securities	—	—	—

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	536	543	7.16
One to five years	5,973	6,275	6.61
Five to ten years	14,787	15,685	6.25
More than ten years	13,903	14,581	6.78

Total obligations of states and political subdivisions (tax-exempt)	35,199	37,084	6.53

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	345	381	6.88

Total obligations of states and political subdivisions (taxable)	345	381	6.88

Corporate and other securities	3,177	3,415	6.64

Total held-to-maturity securities	$55,379	57,503	5.59%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

9

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

II.	Investment Portfolio, Continued:

B.	Continued

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	58,462	58,564	2.92
Five to ten years	20,805	20,795	3.88
More than ten years	1,000	1,010	4.00

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	80,267	80,369	3.18%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	127	131	5.51
Five to ten years	—	—	—
Over ten years	1,486	1,550	6.07

Total mortgage-backed securities	1,613	1,681	6.03

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	353	362	7.08
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total obligations of states and political subdivisions (tax-exempt)	353	362	7.08

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
Over ten years	1,000	1,065	6.92

Total obligations of states and political subdivisions (taxable)	1,000	1,065	6.92

Other:
Federal Home Loan Bank stock	1,164	1,164
Federal Reserve Bank stock	91	91

Total available-for-sale securities	$84,488	84,732	3.30%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

10

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2003, 2002, 2001 2000 and 1999.

	In Thousands
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$44,988	44,451	37,073	37,814	38,013
Real estate - construction	5,630	5,674	5,482	3,134	1,802
Real estate - mortgage	95,097	96,960	95,774	92,172	92,515
Consumer	2,805	2,496	2,407	2,932	3,071

Total loans	148,520	149,581	140,736	136,052	135,401
Less unearned interest	—	—	(5)	(6)	(26)

Total loans, net of unearned interest	148,520	149,581	140,731	136,046	135,375
Less allowance for possible loan losses	(1,909)	(1,908)	(1,804)	(1,711)	(1,502)

Net loans	$146,611	147,673	138,927	134,335	133,873

11

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2003.

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year *	5 Years	Years	Total
Maturity Distribution:
Commercial, financial and agricultural	$22,779	20,829	1,380	44,988
Real estate - construction	5,630	—	—	5,630

	$28,409	20,829	1,380	50,618

Interest-Rate Sensitivity:
Fixed interest rates	$22,410	20,091	1,380	43,881
Floating or adjustable interest rates	5,999	738	—	6,737

Total commercial, financial and agricultural loans and real estate - construction loans	$28,409	20,829	1,380	50,618

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

12

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2003, 2002, 2001, 2000 and 1999.

	In Thousands, Except Percentages
	2002	2002	2001	2000	1999
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$—	—	—	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$—	—	17	2	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	289	57	133	490	148
Consumer	23	12	2	4	34
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$312	69	152	496	182

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current - considered uncollectible	$—	—	—	—	—

Total non-performing loans	$312	69	152	496	182

Total loans, net of unearned interest	$148,520	149,581	140,731	136,046	135,375

Percent of total loans outstanding, net of unearned interest	0.21%	.05%	0.11%	0.36%	0.13%

Other real estate	$220	—	100	70	74

13

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2003, 2002, 2001, 2000 and 1999.

At December 31, 2003, loans totaling $8,967,000 were included in the Company’s internal classified loan list. Of these loans, $2,636,000 are real estate, $6,189,000 are commercial and $142,000 are consumer. The collateral valuations received by management securing these loans total approximately $16,908,000, ($2,938,000 related to real estate, $13,592,000 related to commercial and $388,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2003 and 2002, there were loans to customers in the nursery industry totaling approximately $10,087,000 and $11,325,000, respectively, which represents an industry concentration of approximately 6.79% and 7.57%, respectively, of total loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2003, other real estate totaled $220,000. This balance consists of four pieces of residential real estate with an estimated market value of $237,000.

There was no other real estate at December 31, 2002.

14

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

III.	Loan Portfolio, Continued:

D.	Other Interest-Bearing Assets

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2003 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

15

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2003, 2002, 2001, 2000 and 1999 and the years then ended.

	In Thousands, Except Percentages
	2003	2002	2001	2000	1999
Allowance for loan losses at beginning of period	$1,908	1,804	1,711	1,502	1,495

Charge-offs:
Commercial, financial and agricultural	—	(88)	(85)	(15)	(174)
Real estate construction	—	—	—	—	—
Real estate – mortgage	(56)	(15)	(47)	(48)	—
Consumer	(22)	(30)	(19)	(23)	(35)
Lease financing	—	—	—	—	—

	(78)	(133)	(151)	(86)	(209)

Recoveries:
Commercial, financial and agricultural	10	34	23	91	1
Real estate construction	—	—	—	—	—
Real estate — mortgage	—	13	17	4	—
Consumer	10	10	24	20	35
Lease financing	—	—	—	—	—

	20	57	64	115	36

Net loan recoveries (charge-offs)	(58)	(76)	(87)	29	(173)

Provision for loan losses charged to expense	59	180	180	180	180

Allowance for loan losses at end of period	$1,909	1,908	1,804	1,711	1,502

Total loans, net of unearned interest, at end of year	$148,520	149,581	140,731	136,046	135,375

Average total loans outstanding, net of unearned interest, during year	$148,547	143,911	136,168	134,941	130,190

Net charge-offs (recoveries) as a percentage of average total loans outstanding, net of unearned interest, during year	.04%	.05%	0.06%	(0.02)%	0.13%

Ending allowance for possible loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.29%	1.28%	1.28%	1.26%	1.11%

16

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,274	30%	$1,426	30%
Real estate construction	14	4	14	4
Real estate mortgage	567	64	419	65
Consumer	54	2	49	1

	$1,909	100%	$1,908	100%

	December 31, 2001		December 31, 2000
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,344	26%	$1,280	28%
Real estate construction	14	4	8	2
Real estate mortgage	410	68	381	68
Consumer	36	2	42	2

	$1,804	100%	$1,711	100%

	December 31, 1999
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$1,057	28%
Real estate construction	5	1
Real estate mortgage	389	69
Consumer	51	2

	$1,502	100%

17

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

V.	Deposits:

The average amounts and average interest rates for deposits for 2003, 2002 and 2001 are detailed in the following schedule:

	2003		2002		2001
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$22,411	—%	21,459	—%	18,788	—%
Negotiable order of withdrawal accounts	34,474	.74%	31,514	1.40%	27,731	2.33%
Money market demand accounts	10,121	1.24%	9,190	1.93%	9,277	2.98%
Other savings	33,073	1.07%	30,680	1.97%	26,630	2.99%
Certificates of deposit $100,000 and over	40,574	2.99%	48,924	3.29%	46,719	5.53%
Certificates of deposit under $100,000	73,980	2.71%	67,613	3.47%	70,304	5.69%
Individual retirement savings accounts	15,191	2.90%	14,829	3.81%	13,758	5.78%

	$229,824	1.91%	224,209	2.56%	213,207	4.27%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2003.

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$18,497	1,458	19,955
Three to six months	7,477	534	8,011
Six to twelve months	10,747	897	11,644
More than twelve months	11,186	1,661	12,847

	$47,907	4,550	52,457

In addition, approximately $108,000 of other time deposits of $100,000 and over are included in “other savings deposits,” which are passbook accounts with a 90-day maturity.

18

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2003, 2002 and 2001.

	2003	2002	2001
Return on assets	1.59%	1.73%	1.50%
(Net income divided by average total assets)
Return on equity	10.38%	11.51%	10.24%
(Net income divided by average equity)
Dividend payout ratio	36.17%	32.96%	37.78%
(Dividends declared per share divided by net income per share)
Equity to asset ratio	15.32%	14.99%	14.68%
(Average equity divided by average total assets)
Leverage capital ratio	15.46%	15.00%	14.5%
(Equity divided by fourth quarter average total assets, excluding the net unrealized gain or loss on available-for-sale-securities)

The minimum leverage capital ratio required by the regulatory agencies is 4%.

Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

19

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2003, excluding the net unrealized gain on available-for-sale securities which is shown as an addition in stockholders’ equity in the consolidated financial statements:

In Thousands,
Except
Percentages
Tier I capital:
Stockholders’ equity, excluding the net unrealized gain on available-for-sale securities	$47,809
Tier II capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,909

Total risk-based capital	$49,718

Risk-weighted assets	$168,538

Risk-based capital ratios:
Tier I capital ratio	28.37%

Total risk-based capital ratio	29.50%

The Company is required to maintain a total risk-based capital to risk weighted asset rate of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2003, the Company and its subsidiary bank were in compliance with these requirements.

20

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2003:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of unearned interest	$148,520	27,621	5,730	7,184	9,833	98,152
Securities	140,111	25,922	34,348	12,387	14,840	52,614
Interest bearing deposits	86	86	—	—	—	—
Federal funds sold	6,000	6,000	—	—	—	—

Total earning assets	294,717	59,629	40,078	19,571	24,673	150,766

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	32,144	32,144	—	—	—	—
Money market demand accounts	9,316	9,316	—	—	—	—
Savings deposits	32,863	32,863	—	—	—	—
Certificates of deposit, $100,000 and over	47,907	4,374	14,123	7,477	10,747	11,186
Certificates of deposit, under $100,000	64,950	6,104	11,746	12,416	17,737	16,947
Individual retirement accounts	15,056	3,274	1,266	1,978	3,626	4,912
Securities sold under repurchase agreements	28,782	28,782	—	—	—	—
Advances from FHLB	1,000	—	—	—	—	1,000

Total interest bearing liabilities	232,018	116,857	27,135	21,871	32,110	34,045

Interest-sensitivity gap	$62,699	(57,228)	12,943	(2,300)	(7,437)	116,721

Cumulative gap		(57,228)	(44,285)	(46,585)	(54,022)	62,699

Interest-sensitivity gap as % of total assets		(18.80%)	4.25%	(0.75%)	(2.44%)	38.34%

Cumulative gap as % of total assets		(18.80%)	(14.55%)	(15.30%)	(17.74%)	20.60

The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

21

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

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

22

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2003

VII.	Short-Term Borrowings

Information related to securities sold under repurchase agreements which are due upon demand is as follows:

	Average				Maximum
	Amounts	Weighted		Year End	Borrowing
	Outstanding	Average	Amount	Weighted	Outstanding
	During	Interest Rate	Outstanding	Average	At Any
Year Ended	The Year	For The Year	At Year End	Interest Rate	Month End
	(In Thousands)		(In Thousands)		(In Thousands)
December 31, 2003	$28,263	1.15	$28,782	1.16	$32,352
December 31, 2002	$20,714	1.93	$25,994	1.38	$27,653

23

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

In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will influence the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company’s policy is to have a diverse loan portfolio. At December 31, 2003, the nursery industry constituted the largest single industry segment and accounted for $10,087,000 (6.79% of the Company’s loan portfolio) as compared to $11,325,000 or 7.57% in 2002. No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Capital Resources, Capital and Dividends

Regulations of the Office of the Comptroller of the Currency (“OCC”) establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company has a Tier 1 risk based ratio of 28.37%, a total risk-based capital ratio of 29.50% and a leverage capital ratio of 15.46%, and was therefore within the “well capitalized” category under the regulations. The subsidiary bank’s ratios were substantially the same as those setforth for the Company.

Dividends of $1,774,000 and $1,665,000 were declared during 2003 and 2002, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company’s peer group. Cash dividends are anticipated to be increased in 2004 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 36.2%, 33.0% and 37.8% in 2003, 2002 and 2001, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

The dividends paid by the Company are funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 2003, under the most restrictive of these regulatory limits, the Bank could declare in 2004 cash dividends in an aggregate amount of up to approximately $8.9 million, plus any 2004 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.

Financial Condition

During 2003, total assets decreased $361,000 or 0.1% from $304,760,000 at December 31, 2002 to $304,399,000 at December 31, 2003. Loans, net of allowance for possible loan losses, decreased from $147,673,000 to $146,611,000 or 0.7% during fiscal year 2003. Decreases in mortgage loans resulted in the net decrease in loans.

Securities increased 11.73% from $125,398,000 at December 31, 2002 to $140,111,000 at December 31, 2003. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $17,554,000, obligations of state and political subdivisions increased $2,254,000, corporate and other securities decreased $1,646,000 and there was a decrease in mortgage backed securities of $3,449,000. At December 31, 2003 the market value of the Company’s securities portfolio was greater than its amortized cost by $2,368,000 (1.69%). At December 31, 2002 the market value of the Company’s securities portfolio was greater than its amortized cost by $3,239,000 (2.61%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2003 was 4.30% as compared to an average yield of 5.03% at December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Financial Condition, Continued

The Company applies the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities”. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

•	Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

•	Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and

•	Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity.

The Company’s classification of securities as of December 31, 2003 is as follows:

	Held-To-Maturity		Available-For-Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$16,658	16,623	80,267	80,369
Obligations of states and political subdivisions	35,544	37,465	1,353	1,427
Corporate and other securities	3,177	3,415	1,255	1,255
Mortgage-backed securities	—	—	1,613	1,681

	$55,379	57,503	84,488	84,732

During 2001 the net increase in capital included $1,256,000 which represents the unrealized appreciation in securities available-for-sale of $2,025,000 net of applicable taxes of $769,000. During 2002 the net increase in capital included $714,000 which represents the unrealized appreciation in securities available-for-sale of $1,158,000 net of applicable taxes of $444,000. During the year ended December 31, 2003, the net increase in capital included $606,000 decrease which represents the unrealized loss on securities available-for-sale of $982,000 net of applicable taxes of $376,000.

The decrease in assets in 2003 was due primarily to a decrease in Federal funds sold related to a decrease in deposits of $5,043,000. Total deposits decreased from $229,264,000 at December 31, 2002 to $224,221,000 at December 31, 2003 representing a decrease of 2.20%. Demand deposits increased 3.84% from $21,172,000 at December 31, 2002 to $21,985,000 at December 31, 2003. Negotiable order of withdrawal accounts, money market and other savings deposits decreased $1,846,000 or 2.42%. Certificates of deposit and individual retirements accounts decreased $4,010,000 or 3.04%. The subsidiary bank has unused lines of credit of $20,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 2003.

The Company’s allowance for loan losses at December 31, 2003 was $1,909,000 as compared to $1,908,000 at December 31, 2002. Non-performing loans amounted to $312,000 at December 31, 2003 compared to $69,000 at December 31, 2002. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs were $58,000 during 2003. Net charge-offs were $76,000 during 2002. The provision for possible loan losses was $59,000 in 2003 and $180,000 in 2002 and 2001, respectively. The net charge-off’s in 2004 are not considered by management to be a trend.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Financial Condition, Continued

The allowance for possible loan losses, amounting to $1,909,000 at December 31, 2003, represents 1.29% of total loans outstanding. At December 31, 2002, the allowance for possible loan losses represented 1.28% of total loans outstanding. Management has in place a system to identify and monitor problem loans. Management believes the allowance for possible loan losses at December 31, 2003 to be adequate.

Liquidity

Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 66.24% and 65.2% at December 31, 2003 and December 31, 2002, respectively.

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

First McMinnville Corporation presently maintains a liability sensitive position over the next six months and an even position over the year 2004. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2003:

Interest-rate sensitivity					One Year
gaps:	Reprice	1-90	91-180	181-365	and
(In Thousands)	Immediately	Days	Days	Days	Longer	Total
Interest-earning assets	$29,739	69,968	19,571	24,673	150,766	294,717
Interest-bearing liabilities	103,890	40,102	21,871	32,110	34,045	232,018

Interest rate sensitivity	$(74,151)	29,866	(2,300)	(7,437)	116,721	62,699

Cumulative gap	$(74,151)	(44,285)	(46,585)	(54,022)	62,699

Interest rate sensitivity gap as a % of total assets	(24.36)%	9.81%	(0.75)%	(2.44)%	38.34%

Cumulative gap as a % of total assets	(24.36)%	(14.55)%	(15.30)%	(17.74)%	20.60%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Results of Operations

Net earnings for the year ended December 31, 2003 were $4,899,000, a decrease of $145,000 or 2.88% from fiscal year 2002. Net earnings for the year ended December 31, 2002 were $5,044,000, an increase of $897,000 or 21.6% from fiscal year 2001. Basic earnings per common share was $4.70 in 2003, $4.85 in 2002 and $3.97 in 2001. Diluted earnings per common share were $4.63, $4.80 and $3.93 in 2003, 2002 and 2001, respectively. Average earning assets increased $16,279 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Average earning assets increased $14,675,000 for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Additionally, the net interest spread decreased from 4.03% in 2002 to 3.77% in 2003. The net interest spread was 3.38% in 2001. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. Average interest bearing liabilities increased $11,713,000 in 2003. The cost of interest bearing deposits decreased 71 basis points from 2.83% to 2.12% while the weighted average yield on earning assets decreased 94 basis points from 6.55% to 5.61%. The decrease in the net interest spread in 2003 was attributable to interest and dividends on securities being less due to low rate environment and callable bonds. There was an increase in average non-interest bearing demand deposits in 2003 of $952,000.

Net interest income before provision for loan losses for 2003 totaled $11,095,000 as compared to $11,366,000 for 2002 and $9,631,000 for 2001. The provision for loan losses was $59,000 in 2003 and $180,000 in 2002 and 2001, respectively. Net charge-offs in 2003 were $58,000 as compared to net charge-offs of $76,000 in 2002. The 2003 charge-offs are unrelated to the nursery business and management does not consider the charge-off’s to be a trend.

Non-interest income increased 24.51% to $828,000 in 2003 from $665,000 in 2002. Non-interest income totaled $625,000 in 2001.

Non-interest expense increased 6.37% to $4,796,000 in 2003 from $4,509,000 in 2002. Non-interest expense was $4,181,000 in 2001. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. The increase in 2003 was primarily attributable to an increase in salaries and employment benefits of $165,000 (5.60%). Other non-interest expense increased $102,000 in 2003. The non-interest expense increased approximately 8.34% from 2001 to 2002 and was due primarily to increases in salaries and employee benefits.

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

Impact of New Accounting Standards

In June 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS 149 loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Commitments to originate mortgage loans that will be held for investment purposes and commitments to originate other types of loans are not considered derivatives. The guidance applies to commitments entered into after June 30, 2003 and is not expected to have any impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Standards, Continued

In June 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses. If approved the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in FASB Statement No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements, but anticipates that it could result in a significant reduction in the allowance for loan loss. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

Supervision and Regulation

Bank Holding Company Act of 1956. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (the “Act”), and the regulations adopted by the Board of Governors of the Federal Reserve System (the “Board”) under the Act. The Company is required to file reports with, and is subject to examination by, the Board. The subsidiary bank is a national chartered bank and is therefore subject to the supervision of and is regularly examined by the Officer of the Comptroller of the Currency (the “OCC”). The subsidiary bank is also required to file reports with the Federal Deposit Insurance Corporation (“FDIC”) and is subject to FDIC regulations.

Under the Act, a bank holding company may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board. In addition, bank holding companies are generally prohibited under the Act from engaging in non-banking activities, subject to certain exceptions. Under the Act, the Board is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Quantitative and Qualitative Disclosures About Market Risk, Continued

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003.

	Expected Maturity Date -
Held for Purposes Other Than Trading	Year Ending December 31,						Fair
(In Thousands)	2004	2005	2006	2008	Thereafter	Total	Value
Earning assets:
Loans, net of unearned interest.	$50,454	20,464	24,640	41,962	11,000	148,520	148,133
Average interest rate	6.18%	6.78%	6.73%	6.68%	6.67%	6.53%
Securities	87,497	10,589	11,246	10,597	20,182	140,111	140,980
	3.29%	4.24%	5.93%	6.74%	6.59%	4.30%
Federal funds sold	6,000	—	—	—	—	6,000	6,000
	.88%	—	—	—	—	.88%
Interest-bearing liabilities:
Interest-bearing time deposits	94,868	17,308	5,030	10,707	—	127,913	130,092
Average interest rate	2.30%	2.94%	3.30%	4.53%	—	2.61%
Negotiable order of withdrawal	32,144	—	—	—	—	32,144	32,144
accounts	.61%	—	—	—	—	.61%
Money market demand accounts	9,316	—	—	—	—	9,316	9,316
Average interest rate	1.20%	—	—	—	—	1.20%
Savings deposits	32,863	—	—	—	—	32,863	32,863
Average interest rate	.81%	—	—	—	—	.81%
Securities sold under repurchase	28,782	—	—	—	—	28,782	28,782
agreements	1.16%	—	—	—	—	1.16%
Advances from Federal Home	—	—	—	1,000	—	1,000	1,100
Loan Bank	—	—	—	5.60%	—	5.60%

FIRST MCMINNVILLE CORPORATION

SELECTED FINANCIAL DATA (UNAUDITED)

     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders’ equity and per share information for the Company for each of the five years ended December 31, 2003.

	In Thousands, Except Per Share Information Year Ended December 31,
	2003	2002	2001	2000	1999
Interest income	$15,866	17,574	19,418	19,450	18,393
Interest expense	4,771	6,208	9,787	10,276	8,959

Net interest income	11,095	11,366	9,631	9,174	9,434
Provision for possible loan losses	59	180	180	180	180

Net interest income after provision for possible loan losses	11,036	11,186	9,451	8,994	9,254
Non-interest income	828	665	625	671	846
Non-interest expense	(4,796)	(4,509)	(4,181)	(4,011)	(3,958)

Earnings before income taxes	7,068	7,342	5,895	5,654	6,142
Income taxes	2,169	2,298	1,748	1,758	1,926

Net earnings	$4,899	5,044	4,147	3,896	4,216

Comprehensive earnings	$4,293	5,758	5,403	6,303	332

Cash dividends declared	$1,774	1,665	1,565	1,517	1,491

Total assets — end of year	$304,399	304,760	283,721	269,160	263,707

Stockholders’ equity — end of year	$47,960	45,398	41,380	37,707	33,600

Per share information:
Basic earnings per common share (1)	$4.70	4.85	3.97	3.71	3.95

Diluted earnings per common share (1)	$4.63	4.80	3.93	3.68	3.94

Dividends per share (1)	$1.70	1.60	1.50	1.45	1.40

Book value per share end of year (1)	$45.96	43.59	39.71	36.08	31.58

Ratios:
Return on average stockholders’ equity	10.38%	11.51%	10.24%	11.13%	11.82%

Return on average assets	1.59%	1.73%	1.50%	1.48%	1.65%

Average stockholders’ equity to average assets	15.32%	14.99%	14.68%	13.31%	13.94%

(1)	All share and per share data have been restated to reflect a 2 for 1 stock split which was made on January 31, 2003.