Form 10-Q
period 2004-03-31
FIRST MCMINNVILLE CORP
filed 2004-05-14
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Common stock outstanding: 1,044,668 shares at May 14, 2004

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

Consolidated Balance Sheets - March 31, 2004 and December 31, 2003.
Consolidated Statements of Earnings - For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 2004 and 2003.
Consolidated Statements of Cash Flows - For the three months ended March 31, 2004 and 2003.
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
Item 6. Exhibits and Reports on Form 8-K
Signatures
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32 Section 906 Certification of the CEO & CFO

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$148,437	148,520
Less: Allowance for loan losses	(1,885)	(1,909)

Net loans	146,552	146,611
Securities:
Held to maturity, at cost (market value - $54,580,000 and $57,503,000, respectively)	51,915	55,379
Available-for-sale, at market (amortized cost - $85,395,000 and $83,234,000, respectively)	86,128	83,478
Restricted equity securities	1,266	1,254
Federal funds sold	11,000	6,000
Interest bearing deposits in financial institutions	50	86

Total earning assets	296,911	292,808
Cash and due from banks	5,969	7,084
Bank premises and equipment, net of accumulated depreciation	2,008	2,066
Accrued interest receivable	1,742	1,803
Deferred tax asset	-	10
Other real estate	65	220
Other assets	407	408

Total assets	$307,102	304,399

Liabilities and Stockholders’ Equity
Deposits	$225,793	224,221
Securities sold under repurchase agreements	29,189	28,782
Advances from Federal Home Loan Bank	1,000	1,000
Deferred tax liability, net	176	-
Accrued interest and other liabilities	1,513	2,436

Total liabilities	257,671	256,439

Stockholders’ equity:
Common stock, no par value and $2.50 par value, respectively; authorized 5,000,000 shares, issued 1,231,037 and 1,231,022 shares, respectively (reflects 2 for 1 stock split)	3,662	3,662
Retained earnings	49,392	48,207
Net unrealized gains on available-for-sale securities, net of income taxes of $281,000 and $94,000, respectively	452	151

	53,506	52,020
Less cost of treasury stock of 187,829 shares and 187,489 shares, respectively	(4,075)	(4,060)

Total stockholders’ equity	49,431	47,960

Total liabilities and stockholders’ equity	$307,102	304,399

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(Dollars In Thousands
	Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,455	2,696
Interest and dividends on securities:
Taxable securities	837	909
Exempt from Federal income taxes	397	399
Interest on federal funds sold	29	59

Total interest income	3,718	4,063

Interest expense:
Interest on negotiable order of withdrawal accounts	50	76
Interest on money market demand and savings accounts	88	126
Interest on certificates of deposit	821	986
Interest on securities sold under repurchase agreements and short term borrowings	71	88
Interest on advances from Federal Home Loan Bank	14	14

Total interest expense	1,044	1,290

Net interest income before provision for possible loan losses	2,674	2,773
Provision for possible loan losses	—	44

Net interest income after provision for possible loan losses	2,674	2,729

Non-interest income:
Service charges on deposit accounts	110	110
Other fees and commissions	40	26
Commissions and fees on fiduciary activities	9	6
Securities gains	21	—
` Gain on sale of fixed assets	—	30

	180	172

Non-interest expense:
Salaries and employee benefits	748	722
Occupancy expenses, net	51	53
Furniture and equipment expense	20	16
Data processing expense	65	53
FDIC insurance	9	9
Other operating expenses	249	245

	1,142	1,098

Earnings before income taxes	1,712	1,803
Income taxes	527	573

Net earnings	$1,185	1,230

Basic earnings per common share	$1.14	1.18

Diluted earnings per common share	$1.12	1.17

Dividends per share	$—	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(In Thousands)
Net earnings	$1,185	1,230

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $195,000 and $57,000, respectively	314	(91)
Reclassification adjustment for gains included in net earnings, net of taxes of $8,000 in 2003	(13)	—

Other comprehensive earnings loss	301	(91)

Comprehensive earnings	$1,486	1,139

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$3,767	3,919
Fees and commissions received	159	201
Interest paid	(1,063)	(1,345)
Cash paid to suppliers and employees	(893)	(870)
Income taxes paid	(245)	(384)

Net cash provided by operating activities	1,725	1,521

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	3,485	8,063
Proceeds from maturities of available-for-sale securities	21,049	30,432
Purchase of held-to-maturity securities	—	(3,923)
Purchase of available-for-sale securities	(23,210)	(28,082)
Repayment of loans, net of advances to customers	183	—
Loans to customers, net of repayments	—	(1,575)
Decrease (increase) in interest bearing deposits in financial institutions	36	(32)
Proceeds from sale of other real estate	24	—
Purchases of equipment	(14)	(296)
Proceeds from sale of equipment	—	30

Net cash provided by investing activities	1,553	4,617

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	2,247	556
Net increase (decrease) in time deposits	(675)	661
Increase in securities sold under repurchase agreement	407	1,164
Dividends paid	(1,357)	(1,276)
Proceeds from issuance of common stock	—	66
Payments to acquire treasury stock	(15)	—

Net cash provided by financing activities	607	1,171

Net increase in cash and cash equivalents	3,885	7,309
Cash and cash equivalents at beginning of period	13,084	27,285

Cash and cash equivalents at end of period	$16,969	34,594

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,185	1,230
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	72	51
Provision for loan losses	—	44
FHLB dividend reinvestment	(12)	(13)
Securities gains	(21)	—
Gain on sale of equipment	—	(30)
Decrease in other assets, net	28	48
Increase in other liabilities	431	318
Decrease (increase) in interest receivable	61	(72)
Decrease in interest payable	(19)	(55)

Total adjustments	540	291

Net cash provided by operating activities	$1,725	1,521

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $187,000 and income taxes of $57,000, respectively.	$301,000	(91,000)

Loans transferred to other real estate	$65	80

Other real estate transferred to loans	$189	—

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of operations for the three months ended March 31, 2004 and 2003, comprehensive earnings for the three months ended March 31, 2004 and 2003 and changes in cash flows for the three months ended March 31, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Stock Split and Elimination of Par Value

In December of 2002, the Company’s Board of Directors declared a two-for-one stock split effective February 1, 2003. As a result, shareholders as of the record date received one additional share for each share that they already owned. Accordingly, the number of outstanding shares doubled from 520,794 to 1,041,588. In addition, the Board authorized a charter amendment to eliminate “par value,” which was deemed an unnecessary accounting convention. All per share amounts in this Report have been restated to reflect the stock split.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a more complete discussion of factors that affect liquidity, capital and the results of operations.

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

     The Company maintains a formal asset and liability management process that is designed to quantify, monitor and control interest rate risk and to assist management in maintaining stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

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

     Based on the results of the analysis as of March 31, 2004, the Company would expect net interest income to decrease approximately $855,000 over a twelve month period if rates decreased 2%. Net interest income would be expected to increase approximately $107,000 over a 12 month period should rates increase 2%. The rate sensitivity as of March 31, 2004 was 1.22 to 1.0 (0-91 days) and 1.05 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Interest Rate Sensitivity Management, Continued

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $4.9 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank’s loan portfolio. At March 31, 2004 commercial loans of approximately $39.6 million and other loans (mortgage and consumer) of approximately $10.9 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Emphasis is placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $40.3 million will become due during the next twelve months. The Bank’s deposit base increased approximately $1.6 million during the quarter ended March 31, 2004. Securities sold under repurchase agreements increased approximately $407,000. Federal funds sold were $11.0 million at March 31, 2004 and $6.0 million at December 31, 2003. The increase in Federal funds sold was funded primarily by the $1.6 million increase in deposits, a $1.1 million decrease in cash and due from banks and a $.8 million decrease in securities. The decrease in securities resulted primarily from calls and maturities. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2004 and December 31, 2003.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At March 31, 2004, the Bank could under the most restrictive of these regulatory limits declare during the remainder of 2004 cash dividends in an aggregate amount up to approximately $8.9 million, exclusive of any 2004 net earnings, without prior approval of the office of the Comptroller of the Currency. However, most of these funds will be retained for use in the Bank’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain on available-for-sale securities) was 15.9% at March 31, 2004 and 15.7% at December 31, 2003. Total assets increased $2,703,000 during the three months ended March 31, 2004. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2004 was 9.9% compared to 11.0% for the comparable period in 2003. Cash dividends will be increased during the remainder of 2004 over 2003 only in the discretion of the Board of Directors and as profits permit. No dividends have been declared in 2004 and dividends declared during 2003 were $1.70 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital - common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred - or total capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio (defined as Tier 1 capital to average total assets for the most recent quarter) of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2004 the Bank has a Tier 1 risk-based ratio of 29.0%, a total capital to risk-based ratio of 30.1% and a Tier 1 leverage ratio of 16.1%, and fell within the category of “well capitalized” under the regulations.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     On April 8, 1997, the Company’s stockholders approved the First McMinnville Corporation 1997 Stock Option Plan. The Company has granted the right to purchase 92,000 (46,000 before 2 for 1 stock split) shares of stock to its directors, officers and employees at exercise prices ranging from $29.08 to $37.15 ($58.15 to $74.30 before stock split) per share. At March 31, 2004, 21,437 options had been exercised, 5,090 options were forfeited and 48,463 options were exercisable. The options granted are exercisable over a period of 10 years or until the optionee reaches age 65, whichever is less. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The impact of the adoption of SFAS No. 123 has been reflected as a proforma disclosure in the notes to the annual consolidated financial statements.

Results of Operations

     Net earnings were $1,185,000 for the three months ended March 31, 2004 as compared to $1,230,000 for the same period in 2003.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $345,000 or 8.5% during the three months ended March 31, 2004 as compared to a decrease of $477,000 or 10.0% for the same period in 2003. The decreases in 2004 and 2003 were due to decreases in interest rates which resulted from significant decreases in rates by the Federal Reserve Bank during 2003 and 2002. The ratio of average earning assets to total average assets was 96.7% for the quarter ended March 31, 2004 and 95.0% for the quarter ended March 31, 2003. The increase in this ratio was due primarily to a decrease in the average balance of cash and due from banks ($4.2 million in 2004 compared to $8.4 million in 2003). These funds were invested in interest earning assets.

     Interest expense decreased $246,000 for the three months ended March 31, 2004 or 19.1% compared to a decrease of $385,000 or 23.0% for the same period in 2003. The decreases were the result of decreases in interest rates as previously discussed.

     The foregoing resulted in net interest income of $2,674,000 for the three months ended March 31, 2004 a decrease of $55,000 or 2.0% compared to the same period in 2003.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following schedule details the loans of the Company at March 31, 2004 and December 31, 2003:

	(In Thousands)
	March 31,	December 31,
	2004	2003
Commercial, financial & agricultural	$47,537	44,988
Real estate – construction	4,139	5,630
Real estate – mortgage	94,136	95,097
Consumer	2,625	2,805

	$148,437	148,520

     The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage, and consumer installment loans.

     A loan is deemed to be impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the lending contract. Impaired loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     The Company’s first mortgage single family residential and consumer loans which total approximately $59,664,000 and $2,625,000, respectively at March 31, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2004, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months and year ended March 31, 2004 and December 31, 2003, respectively. Therefore, all interest income during these periods was recognized on the accrual basis.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2004, the Company had one loan totaling $493,000 that had been restructured. This loan was in compliance with the modified terms.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Impaired loans and related allowance for loan loss amounts at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
(In Thousands)
Recorded investment	$2,111	2,808
Allowance for loan losses	$480	530

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended March 31, 2004 and 2003 was $2,467,000 and $1,729,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $45,000 and $36,000 for the three months ended March 31, 2004 and 2003, respectively.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$120	—	289	—
Installment loans	42	—	23	—
Commercial	—	—	—	—

	$162	—	312	—

Renegotiated loans	$—	—	—	—

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$1,909	1,908
Add (deduct):
Losses charged to allowance	(32)	(24)
Recoveries credited to allowance	8	8
Provision for loan losses	—	44

Balance, March 31, 2003 and 2002, respectively	$1,885	1,936

     There was no provision for loan losses for the first three months of 2004. The provision for loan losses was $44,000 for the first three months of 2003. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. Management has in place a system designed to identify and monitor potential problem loans on a timely basis. Management believes the allowance for possible loan losses at March 31, 2004 to be adequate.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of March 31, 2004 and December 31, 2003:

	March 31, 2004
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,573	2,544	3,029	—
Real estate mortgage	2,568	—	2,568	—
Real estate construction	—	—	—	—
Consumer	132	—	132	—

	$8,273	2,544	5,729	—

	December 31, 2003
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$6,189	2,586	3,603	—
Real estate mortgage	2,636	—	2,636	—
Real estate construction	—	—	—	—
Consumer	142	—	142	—

	$8,967	2,586	6,381	—

     The collateral values, based on estimates received by management, securing the internally classified loans total approximately $16,061,000 ($2,843,000 related to real property and $13,218,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Residential real estate loans that are graded substandard totaling $2,568,000 and $2,636,000 at March 31, 2004 and December 31, 2003 consist of thirty eight individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of a recent plant closing in Warren County, Tennessee.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,267	32%	$1,274	30%
Real estate construction	10	3	14	4
Real estate mortgage	558	63	567	64
Consumer	50	2	54	2

	$1,885	100%	$1,909	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income, excluding securities gains and a gain on sale of fixed assets of $30,000 in 2003, was $159,000 for the three months ended March 31, 2004 as compared to $142,000 for the same period in 2003. The increase was primarily due to increases in miscellaneous customer service fees.

     Securities gains totaled $21,000 for the quarter ended March 31, 2004. There were no securities gains for the quarter ended March 31, 2003.

     Non-interest expense was $1,142,000 and $1,098,000 for the first three months of 2004 and 2003, respectively, an increase of 4.0%. Insignificant increases in several non-interest expense classifications, including a 3.6% increase in salaries and employee benefits, comprise the increase.

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

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2004 and 2003:

(In Thousands, except share amounts)	2004	2003
Basic EPS Computation:
Numerator - income available to common shareholders	$1,185	1,230

Denominator - weighted average number of common shares outstanding	1,043,410	1,041,704

Basic earnings per common share	$1.14	1.18

Diluted EPS Computation:
Numerator	$1,185	1,230

Denominator:
Weighted average number of common shares outstanding	1,043,410	1,041,704
Dilutive effect of stock options	17,036	12,699

	1,060,446	1,054,403

Diluted earnings per common share	$1.12	1.17

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Stock Option Plan, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2004 and 2003, respectively, would have been reduced to the proforma amounts indicated below:

(In Thousands)	2004	2003
Net earnings:
As Reported	$1,185	1,230
Proforma	$1,182	1,227
Basic earnings per common share:
As Reported	$1.14	1.18
Proforma	$1.13	1.16
Diluted earnings per common share:
As Reported	$1.12	1.17
Proforma	$1.11	1.16

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

     There have been no material changes in reported market risks during the three months ended March 31, 2004. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
February 20, 2004	15	$29.08

The aggregate proceeds of the shares sold were $436.20.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

PART II. OTHER INFORMATION,
CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5. OTHER INFORMATION

(a)	None.

(b)	Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

(b)	No reports on Form 8-K were filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)

DATE: May 14, 2004	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: May 14, 2004	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer