Form 10-Q
period 2004-06-30
FIRST MCMINNVILLE CORP
filed 2004-08-10
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common stock outstanding 1,044,139 shares at August 10, 2004

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
Consolidated Balance Sheets — June 30, 2004 and December 31, 2003.
Consolidated Statements of Earnings — For the three months and six months ended June 30, 2004 and 2003.
Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2004 and 2003.
Consolidated Statements of Cash Flows — For the six months ended June 30, 2004 and 2003.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk*
* Disclosures required by Item 3 are incorporated in part by reference to management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4.	Controls and Procedures
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32 SECTION 906 CEO & CFO CERTIFICATION

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

	June 30,	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$149,628	148,520
Less: Allowance for loan losses	(1,880)	(1,909)

Net loans	147,748	146,611
Securities:
Held to maturity, at cost (market value $56,089,000 and $57,503,000, respectively)	55,472	55,379
Available-for-sale, at market (amortized cost $86,135,000 and $83,234,000, respectively)	84,606	83,478
Restricted equity securities	1,278	1,254
Federal funds sold	13,000	6,000
Interest bearing deposits in financial institutions	40	86

Total earning assets	302,144	292,808
Cash and due from banks	6,498	8,084
Bank premises and equipment, net of accumulated depreciation	1,934	2,066
Accrued interest receivable	1,716	1,803
Deferred tax asset	690	10
Other real estate	102	220
Other assets	357	408

Total Assets	$313,441	304,399

Liabilities and Stockholders’ Equity
Deposits	$229,938	224,221
Securities sold under repurchase agreements	32,851	28,782
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	982	2,436

Total liabilities	264,771	256,439

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,232,507 shares and 1,231,022 shares, respectively	3,705	3,662
Retained earnings	50,002	48,207
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $585,000 and $94,000, respectively	(944)	151

	52,763	52,020
Less cost of treasury stock of 188,199 shares and 187,489 shares, respectively	(4,093)	(4,060)

Total stockholders’ equity	48,670	47,960

Total liabilities and stockholders’ equity	$313,441	304,399

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,438	2,669	$4,893	5,365
Interest and dividends on securities:
Taxable securities	864	869	1,701	1,778
Exempt from Federal income taxes	392	417	789	816
Interest on federal funds sold	34	65	63	124
Interest on interest-bearing deposits in other banks and other interest	—	1	—	1

Total interest income	3,728	4,021	7,446	8,084

Interest expense:
Interest on negotiable order of withdrawal accounts	56	75	106	151
Interest on money market demand and savings accounts	89	128	177	254
Interest on certificates of deposit	799	940	1,620	1,926
Interest on securities sold under repurchase agreements and short term borrowings	83	83	154	171
Interest on advances from Federal Home Loan Bank	14	14	28	28

Total interest expense	1,041	1,240	2,085	2,530

Net interest income	2,687	2,781	5,361	5,554
Provision for loan losses	—	15	—	59

Net interest income after provision for loan losses	2,687	2,766	5,361	5,495

Other income:
Service charges on deposit accounts	114	121	224	231
Other fees and commissions	34	49	74	75
Commissions and fees on fiduciary activities	26	9	35	15
Securities gains	—	4	21	4
Gain on sale of fixed assets	—	—	—	30

	174	183	354	355

Other expenses:
Salaries and employee benefits	845	735	1,593	1,457
Occupancy expenses, net	50	58	101	111
Furniture and equipment expense	33	11	53	27
Data processing expense	84	44	149	97
FDIC insurance	8	10	17	19
Other operating expenses	277	256	526	501

	1,297	1,114	2,439	2,212

Earnings before income taxes	1,564	1,835	3,276	3,638
Income taxes	505	580	1,032	1,153

Net earnings	$1,059	1,255	$2,244	2,485

Basic earnings per common share	$1.01	1.20	$2.15	2.38

Diluted earnings per common share	$1.00	1.18	$2.12	2.35

Dividends per share	$.43	.40	$.43	.40

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)
Net earnings	$1,059	1,255	$2,244	2,485

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $866,000, $64,000, $671,000 and $7,000, respectively	(1,396)	103	(1,082)	12
Reclassification adjustment for gains included in net earnings, net of taxes of $1,000, $8,000, and $1,000	—	(3)	(13)	(3)

Other comprehensive earnings (loss)	(1,396)	100	(1,095)	9

Comprehensive earnings (loss)	$(337)	1,355	$1,149	2,494

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$7,509	8,175
Fees and commissions received	333	322
Interest paid	(2,315)	(2,826)
Cash paid to suppliers and employees	(2,077)	(1,938)
Income taxes paid	(1,055)	(1,300)

Net cash provided by operating activities	2,395	2,433

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	3,928	19,321
Proceeds from maturities of available-for-sale securities	23,808	64,170
Purchase of held-to-maturity securities	(4,000)	(16,532)
Purchase of available-for-sale securities	(26,710)	(69,514)
Loans to customers, net of repayments	(1,049)	—
Loan repayments, net of advances to customers	—	1,882
Decrease (increase) in interest bearing deposits in financial institutions	46	(27)
Proceeds from sale of other real estate	24	—
Purchase of bank equipment	(18)	(306)
Proceeds from sale of bank equipment	—	30

Net cash used in investing activities	(3,971)	(976)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	6,347	2,096
Net increase (decrease) in time deposits	(630)	1,202
Increase (decrease) in securities sold under repurchase agreements	4,069	1,430
Dividends paid	(1,806)	(1,693)
Payments to acquire treasury stock	(34)	(19)
Proceeds from sales of common stock	44	67

Net cash provided by financing activities	7,990	3,083

Net increase in cash and cash equivalents	6,414	4,540
Cash and cash equivalents at beginning of period	13,084	27,285

Cash and cash equivalents at end of period	$19,498	31,825

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Six Months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,244	2,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	150	103
Provision for loan losses	—	59
Securities gains	(21)	(4)
Loss on sale of other real estate	6	—
Gain on sale of equipment	—	(30)
FHLB dividend reinvestment	(24)	(24)
Decrease (increase) in other assets, net	52	83
Increase (decrease) in other liabilities	131	(58)
Decrease in interest receivable	87	115
Decrease in interest payable	(230)	(296)

Total adjustments	151	(52)

Net cash provided by operating activities	$2,395	2,433

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $679,000 and $6,000, respectively	$(1,095)	19

Non-cash transfers from loans to other real estate	$332	80

Other real estate transferred to loans	$420	—

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, and the results of operations for the three months and six months ended June 30, 2004 and 2003, comprehensive earnings for the three months and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

     Based on the results of the analysis as of June 30, 2004, the Company would expect net interest income to decrease approximately $952,000 over a twelve month period if rates decreased 2%. Net interest income would be expected to increase approximately $288,000 over a 12 month period should rates increase 2%. The rate sensitivity as of June 30, 2004 was 1 to 1.39 (0-91 days) and 1.13 to 1 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

     A secondary source of liquidity is the Bank’s loan portfolio. At June 30, 2004 commercial, consumer and other loans of approximately $38.5 million and loans secured by first liens on 1-4 family residential properties of approximately $10.4 million either will become due or will be subject to rate adjustments within twelve months.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $37.3 million will become due during the next twelve months. The Bank’s deposit base increased approximately $5.7 million during the six months ended June 30, 2004. Securities sold under repurchase agreements increased $4,069,000 during the six months ended June 30, 2004. The deposit base increased approximately $4.2 million during the second quarter of 2004. Securities sold under repurchase agreements increased $3,662,000 during the second three months of 2004. Federal funds sold were $13,000,000 at June 30, 2004 and $6,000,000 at December 31, 2003. Advances from the Federal Home Loan Bank were $1,000,000 at June 30, 2004 and at December 31, 2003.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At June 30, 2004, the Bank could, under the most restrictive of these regulatory limits, declare during the remainder of 2004 cash dividends in an aggregate amount not to exceed approximately $8.5 million, exclusive of any 2004 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 15.8% at June 30, 2004 and 15.7% at December 31, 2003. Total assets increased approximately $9 million during the six months ended June 30, 2004. The annualized rate of return on average stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first six months of 2004 was 9.4% compared to 11.0% for the comparable period in 2003. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends of $449,000 and $417,000 or $.43 and $.40 per share were declared in the six months ended June 30, 2004 and 2003, respectively. Cash dividends will be increased in the remainder of 2004 over 2003 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2003 were $1.70 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources, Continued

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2004 the Bank has a Tier 1 risk-based ratio of 29.1%, a total capital to risk-based ratio of 30.2% and a Tier 1 leverage ratio of 15.8%, and thus falls within the “well capitalized” category under the regulations.

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

Results of Operations

     Net earnings were $2,244,000 for the six months ended June 30, 2004 as compared to $2,485,000 for the same period in 2003. Net earnings were $1,059,000 for the quarter ended June 30, 2004 as compared to $1,255,000 during the same quarter in 2003.

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

Results of Operations, Continued

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $638,000 or 7.9% during the six months ended June 30, 2004 as compared to a decrease of $720,000 or 8.2% during the six months ended June 30, 2003 as compared to the same period in 2002. Interest income for the quarter ended June 30, 2004 decreased $293,000 or 7.3% over the quarter ended June 30, 2003, and increased $10,000 or .3% from the first quarter of 2004. The decreases in 2004 and 2003 were primarily attributable to previous decreases in interest rates. The ratio of average earning assets to total average assets was 97.0% for the six months ended June 30, 2004 and 95.1% for the same period in 2003.

     Interest expense decreased by $445,000 for the six months ended June 30, 2004 or 17.6% compared to the same period in 2003. Interest expense for the quarter ended June 30, 2004 decreased $199,000 or 16.0% as compared to the quarter ended June 30, 2003. Interest expense for the quarter ended June 30, 2004 decreased $3,000 or .3% compared to the first quarter of 2004. The decrease in interest expense for the six months ended June 30, 2004 as compared to the same period in 2003 can be primarily attributable to the previous decreases in interest rates as noted above.

     The foregoing resulted in net interest income of $5,361,000 for the six months ended June 30, 2004, a decrease of $193,000 or 3.5% compared to the prior year period. Net interest income for the quarter ended June 30, 2004 decreased $94,000 or 3.4% over the second quarter of 2003 while there was an increase of $13,000 or .5% over the first quarter in 2004.

     The following schedule details the loans of the Company at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(In Thousands)
Commercial, financial and agricultural	$47,828	44,988
Real estate – construction	4,730	5,630
Real estate – mortgage	94,361	95,097
Consumer	2,709	2,805

	$149,628	148,520

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $59,795,000 and $2,709,000, respectively at June 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at June 30, 2004 and 2003 nor at anytime during the six month periods then ended. Therefore, all interest income during these periods was recognized on the accrual basis.

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

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2004, the Company had one loan totaling $456,000 that had been restructured. This loan was in compliance with the modified terms.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
	Recorded	Recorded
(In Thousands)	Investment	Investment
Recorded investment	$2,048	$2,808
Allowance for loan losses	$279	$530

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the six months ended June 30, 2004 and 2003 was $2,291,000 and $1,525,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $76,000 and $64,000 for 2004 and 2003, respectively.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following schedule details selected information as to non-performing loans of the Company at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	In Thousands		In Thousands
Real estate loans	$209	—	289	—
Installment loans	3	—	23	—
Commercial	—	—	—	—

	$212	—	312	—

Renegotiated loans	$—	—	—	—

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$1,909	1,908
Add (deduct):
Losses charged to allowance	(56)	(27)
Recoveries credited to allowance	27	12
Provision for loan losses	—	59

Balance, June 30, 2004 and 2003, respectively	$1,880	1,952

     The provision for loan losses was $59,000 for the first six months of 2003. There was no provision for loan losses for the first six months of 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and monitor problems on a timely basis, of course no system is either infallible or perfect. Management believes the allowance for possible loan losses at June 30, 2004 to be adequate.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company maintains an allowance for loan losses which management believes is adequate to absorb losses inherent in the loan portfolio. A formal review is prepared bi-monthly by the Loan Review Committee to assess the risk in the portfolio and to determine the adequacy of the allowance for loan losses. The review includes analysis of historical performance, the level of non-performing and adversely rated loans, specific analysis of certain problem loans, loan activity since the previous assessment, reports prepared by the Loan Review Committee, consideration of current economic conditions, and other pertinent information. The level of the allowance to net loans outstanding will vary depending on the overall results of this bi-monthly assessment. The review is presented to and subject to approval by the Board of Directors.

     The following table presents total internally graded loans as of June 30, 2004 and December 31, 2003:

	June 30, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,138	3,312	1,826	—
Real estate mortgage	2,484	—	2,424	60
Real estate construction	—	—	—	—
Consumer	124	—	124	—

	$7,746	3,312	4,374	60

	December 31, 2003
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$6,189	2,586	3,603	—
Real estate mortgage	2,636	—	2,636	—
Real estate construction	—	—	—	—
Consumer	142	—	142	—

	$8,967	2,586	6,381	—

     The collateral values, based on estimates received by management, collateralizing the above internally graded loans total approximately $15,130,000, ($2,870,000 related to real estate loans and $12,260,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Residential real estate loans that are graded substandard totaling $2,424,000 and $2,636,000 at June 30, 2004 and December 31, 2003, respectively, consist of thirty-nine and thirty-eight individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent industrial plant closings in Warren County, Tennessee.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,040	32%	$1,274	30%
Real estate construction	12	3	14	4
Real estate mortgage	777	63	567	64
Consumer	51	2	54	2

	$1,880	100%	$1,909	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income, excluding securities gains and a gain on sale of fixed assets of $30,000 relating to the sale of proof machines in 2003, was $333,000 for the six months ended June 30, 2004 as compared to $321,000 for the same period in 2003. The increase was primarily due to increases in fees on fiduciary activities.

     Securities gains were $21,000 and $4,000 during the six month period ended June 30, 2004 and 2003, respectively. The gains in 2004 and 2003 relate primarily to calls of securities prior to their scheduled maturity.

     Non-interest expense increased $227,000 or 10.3% during the first six months of 2004 as compared to the same period in 2003. Salaries and employee benefits increased $136,000 or 9.3%, while data processing expense increased $52,000 or 53.6%. Data processing expenses in 2004 increased primarily due to increased software maintenance.

     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable form stock options.

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2004	2003	2004	2003
Basic EPS Computation:
Numerator - income available to common shareholders	$1,059	1,255	2,244	2,485

Denominator - weighted average number of common shares outstanding	1,044,318	1,043,484	1,043,864	1,042,598

Basic earnings per common share	$1.01	1.20	2.15	2.38

Diluted EPS Computation:
Numerator	$1,059	1,255	2,244	2,485

Denominator:
Weighted average number of common shares outstanding	1,044,318	1,043,484	1,043,864	1,042,598
Dilutive effect of stock options	16,732	13,295	16,732	13,295

	1,061,050	1,056,779	1,060,596	1,055,893

Diluted earnings per common share	$1.00	1.18	2.12	2.35

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

Stock Option Plan, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2004 and 2003, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2004	2003	2004	2003
Net earnings:
As Reported	$1,059	1,255	2,244	2,485
Proforma	$1,057	1,252	2,239	2,479
Basic earnings per common share:
As Reported	$1.01	1.20	2.15	2.38
Proforma	$1.01	1.22	2.14	2.38
Diluted earnings per common share:
As Reported	$1.00	1.18	2.12	2.35
Proforma	$1.00	1.19	2.11	2.35

     Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.

     The Financial Accounting Standards Board has proposed a pronouncement that requires all companies to recognize compensation expense related to the issuance of stock options. However, implementation of this pronouncement has been delayed through Congressional action. The ultimate outcome remains unknown until Congress reaches a consensus on how to account for stock options. If the Company is required to expense stock options it will have a negative impact on earnings, the effect of which is not yet determinable.

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

     There have been no material changes in reported market risks during the six months ended June 30, 2004. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable

(b)	Not Applicable

(c)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
February 20, 2004	15	$29.08
April 14, 2004	1,470	$29.08

The aggregate proceeds of the shares sold were $43,183.80.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(d)	The only restrictions on working capital and/or dividends are those reported in Item 2 of Part I.

(e)	The Issuer repurchased 370 of its common shares in the second quarter of this fiscal year, which ended June 30, 2004.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number (or
Period Covered			(or Units)	Approximate
by this Report -	(a)		Purchased as	Dollar Value)
Second Fiscal	Total Number	(b)	Part of Publicly	of Shares
Quarter of 2004	of Shares	Average Price	Announced	(or Units)
(April 1	(or Units)	Paid Per	Plans	that May Yet
through June 30)	Purchased	Share (or Unit)	or Programs	Be Purchased
April 1 - 30	10 *	$47.41	*	*
May 1 - 31	300 *	47.75	*	*
June 1 - 30	60 *	48.14	*	*

Total	370 *	$47.80	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of purchases.

PART II. OTHER INFORMATION, CONTINUED

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None

(b)	Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of stockholders was held April 13, 2004.

(b)	The following persons were elected at the annual meeting of stockholders on April 13, 2004:

John Gregory Brock, Arthur J. Dyer, Rufus W. Gonder, George Boles Greene, and Robert W. Jones.

(c)	(1) Each of the above directors were elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Withheld	Non-Votes
John Gregory Brock	617,119	617,119	—	—	—
Arthur J. Dyer	617,119	617,119	—	—	—
Rufus W. Gonder	617,119	617,119	—	—	—
George Boles Greene	617,119	616,719	—	400	—
Robert W. Jones	617,119	617,119	—	—	—

     The terms of office of the following directors were continued after the meeting:

Dean I. Gillespie, Charles C. Jacobs, C. Levoy Knowles, J. Douglas Milner, John J. Savage, Jr. and Carl M. Stanley

(2)	The ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2004 was as follows:

Number of				Broker
Shares Voting	For	Against	Withheld	Non-Votes
617,119	616,719	—	400	—

(d)	Not Applicable.

Item 5. OTHER INFORMATION

(a)	None

(b)	Not Applicable

PART II. OTHER INFORMATION, CONTINUED

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)	Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

(2)	Exhibit 32 consists of Section 1350 certifications.

(b)	No reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION
(Registrant)

DATE: August 10, 2004	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: August 10, 2004	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer