Form 10-Q
period 2004-09-30
FIRST MCMINNVILLE CORP
filed 2004-11-15
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

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

YES [X]            NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

               Common stock outstanding 1,232,607 shares at November 14, 2004

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]            NO [X]

FIRST MCMINNVILLE CORPORATION

FORM 10Q

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company are as follows:

Consolidated Balance Sheets — September 30, 2004 and December 31, 2003.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2004 and 2003.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2004 and 2003.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.*

* Certain of the disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATIONS OF THE CEO & CFO

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Unaudited)

	September 30	December 31,
	2004	2003
	(In Thousands)
Assets
Loans	$146,527	148,520
Less: Allowance for loan losses	(1,897)	(1,909)

Net loans	144,630	146,611
Securities:
Held to maturity, at cost (market value $57,348,000 and $57,503,000, respectively)	55,485	55,379
Available-for-sale, at market (amortized cost $86,897,000 and $83,234,000, respectively)	86,862	83,478
Restricted equity securities	1,290	1,254
Federal funds sold	13,500	6,000
Interest-bearing deposits in financial institutions	32	86

Total earning assets	301,799	292,808
Cash and due from banks	6,279	7,084
Bank premises and equipment, net of accumulated depreciation	1,860	2,066
Accrued interest receivable	1,772	1,803
Deferred tax asset	117	10
Other real estate	82	220
Other assets	365	408

Total assets	$312,274	304,399

Liabilities and Stockholders’ Equity
Deposits	$229,082	224,221
Securities sold under repurchase agreements	30,270	28,782
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,272	2,436

Total liabilities	261,624	256,439

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares issued 1,232,547 shares and 1,231,022 shares, respectively	3,708	3,662
Retained earnings	51,197	48,207
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $13,000 and $94,000, respectively	(22)	151

	54,883	52,020
Less cost of treasury stock of 191,072 shares and 187,489 shares, respectively	(4,233)	(4,060)

Total stockholders’ equity	50,650	47,960

Total liabilities and stockholders’ equity	$312,274	304,399

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months and Nine Months Ended
September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars In Thousands, Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,441	2,511	$7,334	7,767
Interest and dividends on securities:
Taxable securities	894	886	2,595	2,664
Exempt from Federal income taxes	395	411	1,184	1,227
Interest on federal funds sold	43	47	106	171
Interest on interest-bearing deposits in other banks and other interest	—	—	—	1

Total interest income	3,773	3,855	11,219	11,830

Interest expense:
Interest on negotiable order of withdrawal accounts	56	53	162	204
Interest on money market demand and savings accounts	89	109	266	363
Interest on certificates of deposit	841	900	2,461	2,826
Interest on securities sold under repurchase agreements and short term borrowings	84	75	238	246
Interest on advances from Federal Home Loan Bank	14	14	42	42

Total interest expense	1,084	1,151	3,169	3,681

Net interest income	2,689	2,704	8,050	8,149
Provision for loan losses	—	—	—	59

Net interest Income after provision for loan losses	2,689	2,704	8,050	8,090

Other income:
Service charges on deposit accounts	120	114	344	345
Other fees and commissions	31	90	105	260
Commissions and fees on fiduciary activities	32	14	67	29
Security gains	4	—	25	4
Gain on sale of fixed assets	—	—	—	30
Other income	—	6	—	20

Total other income	187	224	541	688

Other expenses:
Salaries and employee benefits	748	800	2,341	2,257
Occupancy expenses, net	54	48	155	159
Furniture and equipment expense	28	13	81	40
Data processing expense	83	59	232	156
FDIC insurance	8	9	25	28
Other operating expenses	248	273	774	774

Total other expenses	1,169	1,202	3,608	3,414

Earnings before income taxes	1,707	1,726	4,983	5,364
Income taxes	512	537	1,544	1,690

Net earnings	$1,195	1,189	$3,439	3,674

Basic earnings per common share	$1.15	1.14	$3.29	3.52

Diluted earnings per common share	$1.13	1.12	$3.24	3.47

Dividends per share	$—	—	$.43	.40

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In Thousands)
Net earnings	$1,195	1,189	3,439	3,674

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $573,000, $361,000, $97,000 and $354,000, respectively	926	(582)	(157)	(570)
Reclassification adjustment for gains included in net earnings, net of taxes of $1,000, $10,000 and $1,000, respectively	(3)	—	(15)	(3)

Other comprehensive earnings (loss)	923	(582)	(172)	(573)

Comprehensive earnings	$2,118	607	3,267	3,101

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

	2004	2003
	(In Thousands)
Cash flows from operating activities:
Interest received	$11,214	11,826
Fees and commissions received	516	654
Interest paid	(3,262)	(3,836)
Cash paid to suppliers and employees	(3,029)	(2,988)
Income taxes paid	(1,562)	(1,818)

Net cash provided by operating activities	3,877	3,838

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	7,419	20,719
Proceeds from maturities of available-for-sale securities	27,297	88,928
Purchase of available-for-sale securities	(30,960)	(101,758)
Purchase of held-to-maturity securities	(7,500)	(27,710)
Loans made to customers, net of repayments	2,090	2,562
Purchase of premises and equipment	(22)	(369)
Proceeds from sale of premises and equipment	—	30
` Decrease in interest bearing deposits in financial institutions	54	13
Proceeds from sale of other real estate	24	—

Net cash used in investing activities	(1,598)	(17,585)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	708	2,313
Net increase (decrease) in time deposits	4,153	(1,346)
Increase in securities sold under repurchase agreement	1,488	4,751
Dividends paid	(1,806)	(1,693)
Payments to acquire treasury stock	(173)	(68)
Proceeds from sales of common stock	46	126

Net cash provided by financing activities	4,416	4,083

Net increase (decrease) in cash and cash equivalents	6,695	(9,664)
Cash and cash equivalents at beginning of period	13,084	27,285

Cash and cash equivalents at end of period	$19,779	17,621

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Nine Months Ended September 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2004	2003
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,439	3,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	228	155
Provision for loan losses	—	59
Security gains	(25)	(4)
Gain on disposal of premises and equipment	—	(30)
Loss on sales of other real estate	5	—
FHLB dividend reinvestment	(35)	(35)
Decrease in refundable income taxes	52	73
Decrease in interest receivable	31	31
Decrease in taxes payable	(70)	(201)
Decrease in interest payable	(92)	(155)
Decrease in other assets	12	11
Increase in other liabilities	332	260

Total adjustments	438	164

Net cash provided by operating activities	$3,877	3,838

Supplemental schedule of non-cash activities:
Unrealized loss in value of securities available-for-sale, net of income taxes of $107,000 and $355,000, respectively	$(172)	(573)

Transfer of loans to other real estate	$380	80

Other real estate transferred to loans	$489	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements include the accounts of First McMinnville Corporation (Company or Registrant) and its wholly-owned subsidiary, The First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of operations for the nine months and three months ended September 30, 2004 and 2003, comprehensive earnings for the nine months and three months ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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

     Based on the results of the analysis as of September 30, 2004, the Company would expect net interest income to decrease approximately $820,000 over a twelve month period if rates increased 2%. Net interest income would be expected to increase approximately $288,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of September 30, 2004 was 1 to 1.23 (0-91 days) and 1.13 to 1 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $7.3 million mature or reprice within the next twelve months.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

     A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2004 commercial, consumer and other loans of approximately $39.9 million and single family residential loans of approximately $10.2 million either will become due or will be subject to rate adjustments within twelve months.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $38.8 million will become due during the next twelve months. The Bank’s deposit base increased approximately $4,861,000 during the nine months ended September 30, 2004. Securities sold under repurchase agreements increased approximately $1.5 million during the nine months ended September 30, 2004. A decrease in securities sold under agreements to resell of approximately $2.6 million occurred during the quarter ended September 30, 2004. The deposit base decreased approximately $1.0 million during the nine months ended September 30, 2004. Federal funds sold were $13.5 million at September 30, 2004 and $13.0 million at June 30, 2004. Federal funds sold were $6.0 million at December 31, 2003. Advances from the Federal Home Loan Bank were $1,000,000 at September 30, 2004, June 30, 2004 and December 31, 2003.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     The Bank is limited by law, regulation and prudence as to the amount of dividends that it can pay. At September 30, 2004, the Bank could, under the most restrictive of these regulatory limits, declare during the remainder of 2004 cash dividends in an aggregate amount not to exceed approximately $8.5 million, exclusive of any 2004 net earnings, without prior approval of the Comptroller of the Currency. However, most of these funds will be retained for use in the Company’s operations rather than being paid out in dividends. It is anticipated that with present maturities, the expected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity changing in any material way.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 16.2% at September 30, 2004 and 15.7% at December 31, 2003. The increase in the ratio resulted primarily from net earnings of $3,439,000 during the nine months ended September 30, 2004. Total assets increased approximately $8 million during the nine months ended September 30, 2004. The annualized rate of return on stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first nine months of 2004 was 9.3% compared to 10.6% for the comparable period in 2003. Principally because of the relatively high percentage of equity capital, the return on equity is lower than the reported average for many banks in the Bank’s peer group. Dividends of $449,000 and $417,000 or $.43 and $.40 per share were declared in the nine months ended September 30, 2004 and

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. As of September 30, 2004, the Bank has a Tier 1 risk-based ratio of 30.3%, a total capital to risk-based ratio of 31.4% and a Tier 1 leverage ratio of 16.2%, and thus falls within the “well capitalized” category under the regulations.

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

Results of Operations

     Net earnings were $3,439,000 for the nine months ended September 30, 2004 as compared to $3,674,000 for the same period in 2003. Net earnings were $1,195,000 for the quarter ended September 30, 2004 as compared to $1,189,000 during the same quarter in 2003.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The Company’s interest income, excluding tax equivalent adjustments, decreased by $611,000 or 5.2% during the nine months ended September 30, 2004 as compared to the comparable period in 2003. Interest income for the quarter ended September 30, 2004 decreased $82,000 or 2.1% when compared to the quarter ended September 30, 2003 and increased $45,000 or 1.2% as compared to the second quarter of 2004. The decrease for the third quarter of 2004 compared to the same period in 2003 was primarily attributable to a decrease in loan balances accompanied by lower interest rates during 2004. The ratio of average earning assets to total average assets was 97% for the nine months ended September 30, 2004 as compared to 95.7% for the same period in 2003.

     Interest expense decreased by $512,000 for the nine months ended September 30, 2004 or 13.9% as compared to the same period in 2003. Interest expense for the quarter ended September 30, 2004 decreased $67,000 or 5.8% as compared to the quarter ended September 30, 2003. Interest expense for the quarter ended September 30, 2004 increased $43,000 or 4.13% over the quarter ended June 30, 2004.

     The foregoing resulted in net interest income of $8,050,000 for the nine months ended September 30, 2004, a decrease of $99,000 or 1.2% compared to the prior year period. Net interest income for the quarter ended September 30, 2004 decreased $15,000 as compared to the third quarter of 2003. Net interest income for the quarter ended September 30, 2004 increased $2,000 or 0.1% as compared to the quarter ended June 30, 2004.

     The following schedule details the loans of the Company at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(In Thousands)
Commercial, financial and agricultural	$47,645	44,988
Real estate — construction	4,332	5,630
Real estate — mortgage	91,867	95,097
Consumer	2,683	2,805

	$146,527	148,520

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $59,250,000 and $2,683,000, respectively at September 30, 2004, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at September 30, 2004 and 2003 nor at anytime during the nine month periods then ended. Therefore, all interest income during these periods was recognized on the accrual basis.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2004, the Company had one loan totaling $446,000 that has had the terms restructured.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
	Recorded	Recorded
(In Thousands)	Investment	Investment
Recorded investment	$1,018	$2,808
Allowance for loan losses	$277	$530

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the nine months ended September 30, 2004 and 2003 was $2,204,000 and $3,697,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $94,000 and $215,000 for 2004 and 2003, respectively.

     The following schedule details selected information as to non-performing loans of the Company at September 30, 2004:

	September 30, 2004		December 31, 2003
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate mortgage	$116	—	$289	—
Installment loans	14	—	23	—
Commercial	232	—	—	—

	$362	—	$312	—

Renegotiated loans	$—	—	$—	—

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2004	2003
	(In Thousands)
Balance, January 1, 2004 and 2003, respectively	$1,909	1,908
Add (deduct):
Losses charged to allowance	(67)	(27)
Recoveries credited to allowance	55	17
Provision for loan losses	—	59

Balance, September 30, 2004 and 2003, respectively	$1,897	1,957

     The provision for loan losses was $59,000 for the first nine months of 2003. There was no provision for loan losses during the first nine months of 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and to monitor loan problems on a timely basis, of course, no system is infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve. Management believes the allowance for possible loan losses at September 30, 2004 to be adequate.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of September 30, 2004 and December 31, 2003:

	September 30, 2004
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,207	3,363	1,844	—
Real estate mortgage	2,560	—	2,501	59
Real estate construction	—	—	—	—
Consumer	33	—	33	—

	$7,800	3,363	4,378	59

	December 31, 2003
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$6,189	2,586	3,603	—
Real estate mortgage	2,636	—	2,636	—
Real estate construction	—	—	—	—
Consumer	142	—	142	—

	$8,967	2,586	6,381	—

     The collateral values, based on estimates received by management, collateralizing the above internally graded loans total approximately $15,276,000 ($2,984,000 related to real estate loans and $12,292,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

     Residential real estate loans that are graded substandard totaling $2,501,000 and $2,636,000 at September 30, 2004 and December 31, 2003, respectively, consist of approximately forty individual loans that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent industrial plant closing in Warren County, Tennessee.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loans losses:

	September 30, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$990	33%	$1,274	30%
Real estate construction	11	3	14	4
Real estate mortgage	853	63	567	64
Consumer	43	1	54	2

	$1,897	100%	$1,909	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income, exclusive of security gains, was $516,000 for the nine months ended September 30, 2004 as compared to $684,000 for the comparable period in 2003. There was a decrease during the quarter ended September 30, 2004 of $41,000 or 18.3% as compared to the comparable quarter in 2003. The decrease was primarily due to decreases in other fees and commissions of $59,000.

     Securities gains during the nine months ended September 30, 2004 and 2003, respectively, amounted to $25,000 and $4,000. These gains were incurred primarily in conjunction with management’s strategy to restructure the investment portfolio to improve the quality of the portfolio, to improve maturity distribution and to maintain a flexible position to react to market conditions.

     Non-interest expense was $3,608,000 and $3,414,000 for the nine months ended September 30, 2004 and 2003, respectively. Non-interest expense was $1,169,000 and $1,202,000 for each quarter ended September 30, 2004 and 2003, respectively. This increase for the nine month period was due primarily to an increase of $84,000 in salaries and employee benefits, a $41,000 increase in furniture and equipment expense and a $76,000 increase in data processing expense.

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

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2004	2003	2004	2003
Basic EPS Computation:
Numerator — income available to common shareholders	$1,195	1,189	3,439	3,674

Denominator — weighted average number of common shares outstanding	1,043,583	1,043,623	1,043,770	1,042,944

Basic earnings per common share	$1.15	1.14	3.29	3.52

Diluted EPS Computation:
Numerator	$1,195	1,189	3,439	3,674

Denominator:
Weighted average number of common shares outstanding	1,043,583	1,043,623	1,043,770	1,042,944
Dilutive effect of stock options	18,349	14,324	18,349	14,324

	1,061,932	1,057,947	1,062,119	1,057,268

Diluted earnings per common share	$1.13	1.12	3.24	3.47

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

Stock Option Plan, Continued

accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2004 and 2003, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share amounts))	2004	2003	2004	2003
Net earnings:
As Reported	$1,195	1,189	3,439	3,674
Proforma	$1,191	1,186	3,430	3,665
Basic earnings per common share:
As Reported	$1.15	1.14	3.29	3.52
Proforma	$1.15	1.14	3.29	3.51
Diluted earnings per common share:
As Reported	$1.13	1.12	3.24	3.47
Proforma	$1.12	1.12	3.23	3.47

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

     There have been no material changes in reported market risks during the nine months ended September 30, 2004. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

          None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares
Date of Sale	of Common Stock Sold	Price Per Share
August 27, 2004	10	$29.08
September 30, 2004	30	$29.08

The aggregate proceeds of the shares sold were $2,908.00.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(b)	Not Applicable

(c)	The Issuer repurchased 2,873 of its common shares in the second quarter of this fiscal year, which ended September 30, 2004.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number (or
Period Covered			(or Units)	Approximate
by this Report -	(a)		Purchased as	Dollar Value)
Second Fiscal	Total Number	(b)	Part of Publicly	of Shares
Quarter of 2004	of Shares	Average Price	Announced	(or Units)
(April 1	(or Units)	Paid Per	Plans	that May Yet
through June 30)	Purchased	Share (or Unit)	or Programs	Be Purchased
July 1 - 31	58 *	$48.01	*	*
August 1 - 31	511 *	48.37	*	*
September 1 - 30	2,304 *	48.79	*	*

Total	2,873 *	$48.40	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of purchases.

     The only restrictions on working capital and/or dividends are those reported in Part I.

PART II. OTHER INFORMATION, CONTINUED

Item 3. DEFAULTS UPON SENIOR SECURITIES

     (a) None.

     (b) Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     (a) None

     (b) Not Applicable

     (c) Not Applicable

     (d) Not Applicable

Item 5. OTHER INFORMATION

     (a) None

     (b) Not Applicable

Item 6. EXHIBITS

     Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

     Exhibit 32 consists of Section 1350 certifications.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION

(Registrant)

DATE: November 12, 2004	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: November 12, 2004	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer