Form 10-K
period 2004-12-31
FIRST MCMINNVILLE CORP
filed 2005-03-29
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

No par value common stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of First McMinnville Corporation’s most recently completed second fiscal quarter) was approximately $68,521,670.* The aggregate market value of the voting and non-voting common equity held by non-affiliates is computed by reference to the price at which the common equity was last sold ($70.00 per share), or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004). The calculation assumes that all shares beneficially owned by members of the Board of Directors and executive officers of the Registrant are owned by “affiliates,” a status that each of such Director and executive officer individually disclaims. This computation is based on an estimated 978,881 shares held by non-affiliates at June 30, 2004. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2005, First McMinnville Corporation had 1,042,723 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference herein:

Specified portions of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

*In calculating the market value of the common equity held by non-affiliates of First McMinnville Corporation as disclosed on the cover page of this Annual Report on Form 10-K, First McMinnville Corporation has treated as common equity held by affiliates only voting stock owned as of June 30, 2004 by its directors and principal executive officers; we have not treated for purposes of this response stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. First McMinnville Corporation had no nonvoting common equity outstanding at June 30, 2004. Our response to this item is not intended to be an admission that any person is an affiliate of First McMinnville Corporation for any purpose other than this response.

FIRST MCMINNVILLE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

- ii -

ITEM 11. Executive Compensation	48

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

ITEM 13. Certain Relationships and Related Transactions	49

ITEM 14. Principal Accountant Fees and Services	49

PART IV	50

ITEM 15. Exhibits, Financial Statement Schedules, and Report on form 8-K	50

SIGNATURES	49

EXHIBIT INDEX	51

APPENDIX F – 2004 ANNUAL FINANCIAL DISCLOSURES	61
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-31.I SECTION 302 CERTIFICATION OF THE CEO
EX-31.II SECTION 302 CERTIFICATION OF THE CFO
EX-32.A SECTION 906 CERTIFICATION OF THE CEO
EX-32.B SECTION 906 CERTIFICATION OF THE CFO

- iii -

PART I

Forward-Looking Statements

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute “forward-looking statement” within the meaning of the Section 27Aof the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and, as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which your Company, First McMinnville Corporation, and First National Bank of McMinnville (“Bank” or “First National Bank”) operate, including projections of future performance, perceived opportunities in the market and any statements regarding the Company’s or First National Banks goals, business plans, and/or areas of concern. The Company’s and the Bank’s actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see “Item 1. Business - Factors That May Affect Future Results of Operation” and “Cautionary Warning Regarding Forward-Looking Statements.”

ITEM 1. BUSINESS

Description of Business

The Company

First McMinnville Corporation (the “Company”) is a one bank holding company that, at December 31, 2004, owned all of the stock of the First National Bank of McMinnville (“First National Bank” or “Bank”). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company has elected not to seek financial holding company status, although it believes that it is eligible to do so.

The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance are virtually identical to those of the Bank in 2004. The Company’s principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2004, the Company had total assets of approximately $308,534,000 and total Shareholders’ equity of $50,079,000. The Company reported net after-tax earnings of approximately $4,650,000 for fiscal 2004. At December 31, 2004, the Bank’s total loans (net of allowance for possible loan losses of $1,816,000) were $147,300,000 and its total deposits were $226,588,000. As of that date, the Company’s Tier 1 capital ratio was 29.79%, its total risk-based capital ratio was 30.86%, and its leverage ratio was 16.17%. Please refer to the Company’s Consolidated Financial Statements contained in Exhibit F for additional information.

During 2004 the Bank has continued to focus on developing its financial services business in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, the real estate development business, local industry, business executives, professionals and other individuals. The Bank operates throughout Warren County, Tennessee, with three offices located in McMinnville and one located in each of Morrison and Viola. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in the financial statements made part of Item 8 (the “Consolidated Financial Statements”), in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.

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

The Bank’s primary source of income in 2004 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 95.04% of its gross earnings from interest income and approximately 4.96% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Southern Middle Tennessee, primarily in the Warren County and surrounding county trade areas, through its commercial banking operations.

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

There have been many legislative and regulatory proposals designed to overhaul or otherwise improve the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “U.S.A. Patriot Act,” and the recent capital initiatives commonly referred to as “Basel II” have been important developments. See “Capital Adequacy Developments,” “Financial Services Modernization Act,” “U.S.A. Patriot Act,” and “Recent Developments and Future Legislation” in the following pages.

The Company and First National Bank are required to have minimum Tier I and Total Capital ratios of 4.0% and 8.0%, respectively. As of December 31, 2004, the actual ratios for the Company were

29.79% and 30.86%, respectively. The leverage ratio at December 31, 2004 was 16.17%, and the minimum leverage capital requirement was 4.0%. For the Bank, the minimums were the same and the Bank’s actual Tier 1, total risk-based capital, and leveraged ratio were 29.73%, 30.80%, and 16.14%, respectively. Based solely on its analysis of federal banking regulatory categories, the Company and its subsidiary First National Bank appear to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. Generally, the Company is pleased with these ratios and believes that they are consistent with the Company’s (and the Bank’s) anticipated growth for the foreseeable future.

Expenditures for research and development activities were not material for the years 2002 through 2004.

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

DECEMBER 31
(Dollars in Thousands Except Per Share*)

	2004	2003	2002	2001	2000
Total Assets	$308,534	$304,399	$304,760	$283,721	$269,160

Total Earning Assets	299,953	292,808	290,179	271,789	258,600

Deposits	226,588	224,221	229,264	213,275	210,852

Stockholders’ Equity	50,079	47,960	45,398	41,380	37,707

Gross Revenues	15,740	16,694	18,239	20,043	20,121

Net Earnings	4,650	4,899	5,044	4,147	3,896

	2004	2003	2002	2001	2000
Basic Earnings / Share*	$4.46	$4.70	$4.85	$3.97	$3.71

Diluted Earnings / Share*	$4.38	$4.63	$4.80	$3.93	$3.68

Cash Dividends Declared / Share*	$1.75	$1.70	$1.60	$1.50	$1.45

*All per share data in this Annual Report on Form 10-K have been restated to reflect a two-for-one stock split that occurred in 2003.

Given the difficult economic circumstances existing in Warren County, the Company is generally satisfied with its performance in 2004. The Company is developing a long-term plan designed to respond to recent negative developments in the local economy, such as the closing of a large manufacturing plant, and other comparable issues. Obviously, however, no plan is guaranteed.

Efficiency

Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. Fifty percent (that is, $.50 for each $1.00 of revenue generated) is considered by some to be a standard by which a financial organization’s “efficiency” can be measured. The Company calculates this ratio by dividing noninterest expense by the sum of net interest income and non-interest income. For 2004, the efficiency ratio was 41.40%, compared to 40.22% for 2003 and 37.48% for 2002. Because the Company is operated on the principle of community bank levels of service, however, money center bank measures of “efficiency ratios” are not believed to be fairly applicable to the Company or to First National Bank. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Warning Regarding Forward-Looking Statements.”

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

The Company is also a bank holding company within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2004, the Company estimates that it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee and national banks can do likewise.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. The Company declared dividends of $1.75 per share in 2004, compared to $1.70 per share in 2003 and $1.60 per share in 2002.

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

Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. It is presently anticipated that the Company will pay a cash dividend in 2005 consistent with past practices. However, the payment of dividends by the Company and the Bank may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.” Dividends will be paid only as the board of directors may determine from time to time in accordance with legal requirements and principles of safety and soundness.

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

In late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2004, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

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

At December 31, 2004, the Company’s consolidated Tier 1 Capital, Total Capital, and Leverage Ratios, together with the well-capitalized and minimum permissible levels, were as follows:

	First McMinnville	Well-Capitalized	Minimum Required
	Corporation	Institutions*	by Regulation
Tier 1 Capital	29.79%	6.00%	4.00%
Total Risk-Based Capital	30.86%	10.00%	8.00%
Leverage Ratios	16.17%	5.00%	4.00%

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

The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2004.

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

As noted in the Company’s Annual Report on Form 10-K for fiscal 2003, some of the developments related to capital are international in scope. We noted that on January 16, 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. The Basel Committee has now issued its revised “Framework” and that document is being incorporated into federal capital adequacy standards. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. The Company does not anticipate that these changes will adversely affect the Company or the Bank. The Company believes that is capital position is adequate and that it meets all federal capital standards applicable to it and to the Bank. See “Capital Adequacy Developments.”

Please refer to Items 7 and 8 of this Annual Report on Form 10-K, especially Note 12 to the Consolidated Financial Statements, for additional information about the Company’s and First National Bank’s respective capital positions.

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

The Company believes that the Bank, as of December 31, 2004, had sufficient capital to qualify as “well capitalized” under applicable regulatory capital requirements. Please refer to Items 7 and 8 of this Annual Report on Form 10-K, especially Note 12 to the Consolidated Financial Statements, for additional information about the Company’s and First National Bank’s respective capital positions.

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

Capital Adequacy Developments

In June of 2004, the Basel Committee on Banking Supervision released its document entitled “International Convergence of Capital Measurement and Capital Standards: A Revised Framework.” This framework is customarily referred to as “Basel II.” It represents the work of the Basel Committee, in which American bank and thrift regulatory agencies have actively participated. The goal of Basel II is to improve the consistency of capital regulations internationally, to make regulatory capital more risk sensitive, and to promote enhanced risk-management practices among large, internationally active banking organizations.

Based on the issuance by the Basel Committee, the federal agencies have begun to develop proposed changes in their existing risk-based capital adequacy regulations. The regulators anticipate that a small number of large, internationally active U.S. banking institutions would actually be mandated to apply Basel II at this time. Those organizations would use only the most advanced approaches for determining their risk-based capital requirements. Other American financial institutions would have the option to use, or not use, the advanced approaches. Notwithstanding Basel I, American banking institutions continue to be subject to the leverage capital ratio requirement under existing regulations. The “Prompt Corrective Action” requirements remain in effect as well. See “Prompt Corrective Action.”

The federal regulators have announced that they have developed a comprehensive plan to incorporate the advanced risk and capital measurement methodologies of Basel II into their regulations and supervisory guidance applicable to U.S. Banks. This plan is expected to ensure that U.S. implementation efforts are consistent with the expectations of Basel II.

In November of 2004, the federal banking agencies began a survey concerning Basel II. The survey is intended to provide the agencies a better understanding of how the implementation of a more risk-sensitive approach for regulatory capital standards might affect minimum required capital at the industry, institution, and portfolio level. The survey is also intended to provide insight, based on detailed “loss event data,” into various implications of the proposed Basel II standards that should assist the regulators in evaluating operational risk.

The Agencies anticipate that a notice of proposed rulemaking on possible revisions to risk-based capital adequacy regulations relating to Basel II will be published in mid-2005. Implementation is expected in the second quarter of 2006. Possible changes to capital regulations for U.S. banking organizations not subject to the Basel II-based regulations are to be considered and addressed in this same general time.

Basel II is not expected to have any immediate impact on the Company or on First National Bank. However, any developments related to capital adequacy can eventually have an impact on the Company and the Bank.

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

The principal geographic area of the Company’s operations encompasses Warren County, Tennessee, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating eighteen offices and branches (exclusive of free-standing ATM’s) and holding an aggregate of approximately $570 million in deposits as of approximately June 30, 2004, of which approximately 40.3% are held by the Bank (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including national and regional financial institutions, as well as with a variety of other banks, financial institutions, and financial services companies.

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

Personnel

At year-end 2004, the Bank employed a staff of sixty-two full-time and eleven part-time persons, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.

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

The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open- market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussion and Analysis of Financial Condition and Results of Operation, changes in interest rates effected by the Federal Reserve Board can have a material impact on the Company and the Bank. For example, the impact can be to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.

The Company and the Bank are also affected by the supervisory activities and regulatory policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency, the

FDIC, and the Federal Reserve Board. Regulatory policies, examinations and initiatives impose costs on both the Company and the Bank and influence their governance and operations.

From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business – Supervision and Regulation.”

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

Line of Business

The Company’s principal business is the ownership of the stock of the First National Bank of McMinnville. The Bank operates under the National Bank Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2004.

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

Changes in market interest rates may adversely affect the Company’s performance. For instance, the Company’s earnings are affected by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, its interest rate spread could be expected to decrease during times of rising interest rates and, conversely, to increase during times of falling interest rates. Although management believes that the current level of interest rate sensitivity is reasonable, significant fluctuations and/or further increases in interest rates may have an adverse effect on the Company’s business, financial condition and results of operations. Interest rate fluctuations can have a decidedly negative effect on First National Bank’s (and thus the Company’s) profitability. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

The effects of certain recent changes accounting standards are addressed in Note 1 to the Consolidated Financial Statements (Item 8 of the Annual Report on Form 10-K).

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

Name	Age	Office and Business Experience
Charles C. Jacobs	66	Chief Executive Officer, First McMinnville Corporation, January 1994 - present; Chairman, First McMinnville Corporation, 2000 — present; President of First McMinnville Corporation 2004 — present; 1994 - 2001; and Chairman and Chief Executive Officer, First National Bank, January 1994 — present; President, First National Bank, 2004 - Present; 1988 — 2001. Mr. Jacobs has served as a Director of First McMinnville Corporation and First National Bank since 1985.

P. D. Bogle	58	Senior Vice President, First McMinnville Corporation, First National Bank.

Larry B. Foster	45	Senior Vice President, First McMinnville Corporation, First National Bank.

David W. Marttala	43	Senior Vice President, First McMinnville Corporation, First National Bank.

Kenny D. Neal	54	Senior Vice President, First McMinnville Corporation, First National Bank, Chief Accounting and Financial Officer of both the Bank and the Company.

Cindy Swann	53	Internal Auditor and Compliance Officer for First McMinnville Corporation and First National Bank.

C. P. Whisenhunt	61	Senior Vice President, First McMinnville Corporation, First National Bank.

Dwayne Woods	42	Senior Vice President, First McMinnville Corporation, First National Bank.

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

There are no material encumbrances on any of the properties owned by the Company or the Bank. Additional information relating to properties is set forth in Note 5 to the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2004, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.

Additionally, the Company, and certain of its direct and indirect subsidiaries which are regulated by one or more federal and state regulatory authorities, are the subject of regularly conducted and special examinations, reviews and investigations performed by such regulatory authorities and by law enforcement agencies. The Company and/or the Bank may occasionally have disagreements with regulatory authorities and law enforcement agencies resulting from these investigations, examinations and reviews.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

There is no established public trading market for the Company’s Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal 2004 and 2003, adjusted to reflect the two-for-one stock split that occurred in 2003. During 2004 the Company redeemed 5,573 shares of its Common Stock with a view toward providing some liquidity in the stock. Customarily, the Company will pay the book value (as calculated by the Company) per share as of the most recent month-end to redeem shares. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is not available. Certain of the transactions involved, or may have involved, the Company or its principals.

Calendar Quarter	Common Stock
2004
First Quarter	$60.00	$40.26
Second Quarter	70.00	47.41
Third Quarter	78.00	48.01
Fourth Quarter	68.00	48.51
2003
First Quarter	$44.03	$43.23
Second Quarter	45.22	44.37
Third Quarter	45.93	45.18
Fourth Quarter	46.88	45.97

The last trade known to management prior to March 1, 2005, a convenient cut-off date for the preparation of this Annual Report, occurred at an estimated $80.00 per share for 100 shares on February 14, 2005. Because there are so few trades in the Company’s Common Stock, and because there is no established public trading market for the Company’s Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company’s Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

The Company’s Common Stock

The Company’s securities consist of its common voting stock, no par value, which is the Company’s only class of securities authorized or outstanding. As of February 1, 2005, the Company estimates that it has approximately 595 holders of its common stock. In its charter, the Company is authorized to issue 5,000,000 shares of its no par common stock. No shares are reserved for issuance except up to 31,680 shares that remain reserved in connection with the 1997 First McMinnville Corporation Stock Option Plan (the “Stock Option Plan”) (as to which there were originally reserved 115,000 shares) and the number of shares needed to fulfill the requirements of the Rights Agreement described in “Shareholders Rights Agreement.” As of December 31, 2004, there were 1,040,860 shares of the Company’s common stock issued and outstanding.

In December of 2002, the Company’s board of directors voted for a stock split of two shares for each share currently held by each shareholder. The record date for the two-for-one stock split was January 31, 2003. Contemporaneously, the Company’s board of directors voted to change the “par value” from $2.50 per share to “no par” stock for convenience. This change did not affect the value of the stock in any way, either positively or negatively.

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

(b) Holders

The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s Common Stock at February 1, 2005 was approximately 595.

(c) Dividends

The Company has paid a cash dividend in every years since it was organized in 1984. The Company declared semi-annual cash dividends on its Common Stock (adjusted for the 2-for-1 stock split effected in 2003) in the aggregate amount of $1.75 per share for 2004, $1.70 per share for 2003, and $1.60 per share for 2002. Future dividends may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the board of directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

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

(d) Recent Sales of Unregistered Securities

During the past year, the Company sold 2,900 shares of its common voting stock that were not registered under the Securities Act. This discussion includes sales of reacquired securities (if any), as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All of these shares are believed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Date of Sale	Number of Shares Sold	Price Paid Per Share
2/23/04	15	$29.08
4/14/04	1,440	$29.08
4/14/04	30	$29.08
8/27/04	10	$29.08
9/24/04	30	$29.08
9/24/04	60	$29.08
12/1/04	1,000	$29.08
12/1/04	240	$29.08
12/1/04	30	$29.08
12/17/04	20	$29.08
12/20/04	25	$29.08

None of the sales were underwritten. These securities were not publicly offered but, rather, were sold to employees, directors and/or others who qualified to participate in the Company’s 1997 stock option plan described elsewhere in these materials. All of the shares were sold in private transactions. All of the proceeds received from the exercise of the stock options, which totaled $83,000 were paid directly to the Company and were used by the Company for general working capital purposes. There were no payments to underwriters or other persons and there were no deductions or discounts from the purchase price received by the Company. The securities sold by the Company are not convertible or exchangeable into equity securities, and they were not warrants or options representing equity securities.

(e) Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K

The Company repurchased 5,573 shares of its common stock in 2004 in order to provide some liquidity in our thinly traded shares that are not listed or traded on any recognized public trading market. did not repurchase any of its shares in 2004. The following disclosures are made pursuant to Rule 10b-18:

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares (or Units)
	(a) Total Number of	(b) Average Price	Announced Plans or	that May Yet Be
	Shares Purchased	Paid Per Share	Programs	Purchased
Period Covered by this Report - Fourth Fiscal Quarter of 2004 (October 1 - December 31)	1,990	$48.84	-0-	-0-
Total	1,990	$48.84	-0-	-0-

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:

-	Independent Auditors’ Report;
-	Consolidated Balance Sheets — December 31, 2004 and 2003;
-	Consolidated Statements of Earnings — Three years ended December 31, 2004;
-	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2004;
-	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2004;
-	Consolidated Statements of Cash Flows — Three years ended December 31, 2004; and all
-	Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President and Chief Executive Officer (CEO) and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and the CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date on which the Company carried out its evaluation.

ITEM 9B. OTHER INFORMATION.

     Not Applicable.

PART III

Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2004 definitive proxy statement filed with the SEC on March 12, 2004 pursuant to Regulation 14A (the “2004 Proxy Statement”). However, the information set forth in the 2004 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph,” and any other lawfully excludeable section or part, including option repricing, if any, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2004 Proxy Statement shall be deemed or understood to incorporate such materials into this Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “The Company’s Corporate Governance Structure: The FMC Board of Directors and Its Committees,” and “Executive Officers.”

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

Information About the Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2004 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” “Principal Auditor Fees and Services,” and “Proposal No. 2 — Ratification of the Audit Committee’s Selection of Independent Auditors,” which sections are incorporated herein by reference. The current members of the audit committee are Arthur J. Dyer (Chair), Dean I. Gillespie, and Rufus W. Gonder. The Company’s board of directors has determined that all of these persons are independent within the meaning of Rule 4200(a)(14) of the NASDAQ. The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information concerning compensation of directors and executive officers required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2004 Proxy Statement, under the captions of “The Company’s Corporate Governance Structure: The FMC Board of Directors and Its Committees” and “Executive Compensation.”

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

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
	Warrants and Rights*	Rights*	Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	49,578	$30.48	31,680
Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None
Total	49,578	$30.48	31,680

*The Company currently has no outstanding warrants or rights. Please refer to Notes 19 (Earnings per Share) and 20 (Stock Option Plan) to the Consolidated Financial Statements included in Item 8.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has appointed Maggart & Associates, P.C., as the Company’s independent auditors for the fiscal year ending December 31, 2004. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2004 and 2003.

Services Performed	2004	2003
Audit Fees(1)	$101,437	$92,855
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	7,900	7,595
All Other Fees(4)	-0-	-0-
Total Fees	$109,337	$100,450

Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations and services related to assistance with regulatory capital planning.

(3)	For fiscal 2004 and 2003, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2004 and 2003;

•	Consolidated Statements of Earnings for the three years ended December 31, 2004;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2004;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2004;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2004; and

•	All Notes to the foregoing Consolidated Financial Statements.

•	The listing of exhibits is incorporated by reference to the Exhibit Index appearing elsewhere in this report.

(b)	The Company filed no Current Report on Form 8-K in the fourth quarter of 2004.

(c)	Exhibits — The exhibits required to be filed with this Annual Report on Form 10-K are attached hereto as a separate section of this Report.

(d)	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First McMinnville Corporation
(Registrant)

By:	/s/ Charles C. Jacobs
Charles C. Jacobs, Chairman, President
And Chief Executive Officer March 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. G. Brock	Director	March 25, 2005

J. G. Brock

/s/ Arthur J. Dyer	Director	March 25, 2005

Arthur J. Dyer

/s/ Dean I. Gillespie	Director	March 25, 2005

Dean I. Gillespie

/s/ Rufus W. Gonder	Director	March 25, 2005

Rufus W. Gonder

/s/ G. B. Greene	Director	March 25, 2005

G. B. Greene

Signature	Title	Date

/s/ Charles C. Jacobs	Chairman, President,	March 25, 2005
CEO and Director
Charles C. Jacobs	(Principal Executive Officer)

	Director	March ___, 2005
Robert W. Jones

/s. C. Levoy Knowles	Director	March 25, 2005

C. Levoy Knowles

/s/ J. Douglas Milner	Director	March 25, 2005

J. Douglas Milner

/s/ Carl M. Stanley	Director	March 25, 2005

Carl M. Stanley

/s/ Kenny D. Neal	Treasurer/Chief	March 25, 2005
Financial and
Kenny D. Neal	Accounting Officer
(Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Location

3(i)	Charter, as amended.	(1)

3(ii)	Amended and Restated Bylaws.	(2)

4.1	Charter, as amended.	(1)

4.2	Amended and Restated Bylaws.	(2)

4.3	1997 First McMinnville Corporation Stock Option Plan.	(3)

4.4	Shareholders Rights Agreement dated June 10, 1997.	(3)

10.1	First National Bank of McMinnville 401(k) Retirement Plan.	(4)

10.2	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. <Terminated January 2000>	(5)

10.3	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs.	(6)

11	Statement re: computation of per share earnings.	(7)

12	Statements re computation of ratios.	(8)

13	Annual Report to Security Holders.	(9)

14	Code of Ethics.	(10)

21	Subsidiaries of the Registrant for the year ended December
	31, 2004.

31(i)	Certification by Chief Executive Officer.

31(ii)	Certification by Chief Financial Officer.

32(a)	Certification of Periodic Report by Chief Executive Officer.

32(b)	Certification of Periodic Report by Chief Financial Officer.

	Proxy Statement for 2005 Annual Meeting of Shareholders Scheduled to be held on April 12, 2005.	Filed with the
		SEC under
		Regulation 14A

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.

(2)	Incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2003.

(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(4)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.

(5)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

(6)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to Note 18 to the Consolidated Financial Statements.

(8)	Incorporated by reference to the “Selected Financial Data and Statistical Information” that appears as part of Item 1 of this Annual Report on Form 10-K.

(9)	No portion of the Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information but shall not be deemed to be “filed” for any purpose.

(10)	Incorporated herein by reference to Exhibit 14 filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2003.

APPENDIX F

2004 ANNUAL FINANCIAL DISCLOSURES

FIRST MCMINNVILLE CORPORATION

McMinnville, Tennessee

Consolidated Financial Statements

December 31, 2004 and 2003

(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants

150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
First McMinnville Corporation:

We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

(MAGGART & ASSOCIATES, P.C.)

Nashville, Tennessee
January 21, 2005

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets
December 31, 2004 and 2003

	In Thousands
	2004	2003
ASSETS

Loans, less allowance for possible loan losses of $1,816,000 and $1,909,000, respectively	$147,300	146,611
Securities:
Held-to-maturity, at amortized cost (market value $58,547,000 and $57,503,000, respectively)	57,126	55,379
Available-for-sale, at market (amortized cost $88,796,000 and $83,233,000, respectively)	88,199	83,477

Total securities	145,325	138,856

Federal funds sold	6,000	6,000
Interest-bearing deposits in financial institutions	25	86
Restricted equity securities	1,303	1,255

Total earning assets	299,953	292,808

Cash and due from banks	4,220	7,084
Premises and equipment, net	1,782	2,066
Accrued interest receivable	1,713	1,803
Deferred tax asset, net	267	10
Other real estate	190	220
Other assets	409	408

Total assets	$308,534	304,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$226,588	224,221
Securities sold under repurchase agreements	28,633	28,782
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	2,234	2,436

Total liabilities	258,455	256,439

Stockholders’ equity:
Common stock, no par value, authorized 5,000,000 shares, issued 1,233,922 and 1,231,022 shares, respectively	3,745	3,662
Retained earnings	51,033	48,207
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $229,000 and $94,000, respectively	(369)	151

	54,409	52,020
Less cost of treasury stock of 193,062 and 187,489 shares, respectively	(4,330)	(4,060)

Total stockholders’ equity	50,079	47,960

COMMITMENTS AND CONTINGENT LIABILITIES

Total liabilities and stockholders’ equity	$308,534	304,399

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings
Three Years Ended December 31, 2004

		In Thousands,
	Except Per Share Amount
	2004	2003	2002
Interest income:
Interest and fees on loans	$9,776	10,449	10,978
Interest and dividends on securities:
Taxable securities	3,529	3,583	4,673
Exempt from Federal income taxes	1,544	1,637	1,691
Interest on Federal funds sold	163	196	231
Interest on interest-bearing deposits in financial institutions	1	1	1

Total interest income	15,013	15,866	17,574

Interest expense:
Interest on negotiable order of withdrawal accounts	216	255	440
Interest on money market demand and savings accounts	378	480	781
Interest on certificates of deposit	3,317	3,656	4,521
Interest on securities sold under repurchase agreements and short-term debt	315	324	400
Interest on advances from Federal Home Loan Bank	56	56	56
Interest on Federal funds purchased	—	—	10

Total interest expense	4,282	4,771	6,208

Net interest income before provision for possible loan losses	10,731	11,095	11,366
Provision for possible loan losses	—	59	180

Net interest income after provision for possible loan losses	10,731	11,036	11,186

Non-interest income	727	828	665
Non-interest expense	(4,743)	(4,796)	(4,509)

Earnings before income taxes	6,715	7,068	7,342

Income taxes	2,065	2,169	2,298

Net earnings	$4,650	4,899	5,044

Basic earnings per common share	$4.46	4.70	4.85

Diluted earnings per common share	$4.38	4.63	4.80

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings
Three Years Ended December 31, 2004

	In Thousands
	2004	2003	2002
Net earnings	$4,650	4,899	5,044

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $323,000, $377,000 and $446,000, respectively	(520)	(603)	717
Reclassification adjustments for gains included in net earnings, net of taxes of $1,000 and $2,000, respectively	—	(3)	(3)

Other comprehensive earnings (loss)	(520)	(606)	714

Comprehensive earnings	$4,130	4,293	5,758

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity
Three Years Ended December 31, 2004

					Net Unrealized
					Gains (Losses)
		Additional			On Available-
	Common	Paid-In	Retained	Treasury	For-Sale
	Stock	Capital	Earnings	Stock	Securities	Total
Balance December 31, 2001	$1,528	1,869	41,703	(3,763)	43	41,380

Net earnings	—	—	5,044	—	—	5,044

Issuance of 4,720 shares of common stock	6	132	—	—	—	138

Cash dividends declared ($1.60 per share)	—	—	(1,665)	—	—	(1,665)

Cost of 5,098 shares of treasury stock	—	—	—	(213)	—	(213)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $444,000	—	—	—	—	714	714

Balance December 31, 2002	1,534	2,001	45,082	(3,976)	757	45,398

Elimination of par value	2,001	(2,001)	—	—	—	—

Net earnings	—	—	4,899	—	—	4,899

Issuance of 3,872 shares of common stock	127	—	—	—	—	127

Cash dividends declared ($1.70 per share)	—	—	(1,774)	—	—	(1,774)

Cost of 1,837 shares of treasury stock	—	—	—	(84)	—	(84)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $376,000	—	—	—	—	(606)	(606)

Balance December 31, 2003	3,662	—	48,207	(4,060)	151	47,960

Net earnings	—	—	4,650	—	—	4,650

Issuance of 2,900 shares of common stock	83	—	—	—	—	83

Cash dividends declared ($1.75 per share)	—	—	(1,824)	—	—	(1,824)

Cost of 5,573 shares of treasury stock	—	—	—	(270)	—	(270)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $323,000	—	—	—	—	(520)	(520)

Balance December 31, 2004	$3,745	—	51,033	(4,330)	(369)	50,079

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows
Three Years Ended December 31, 2004
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2004	2003	2002
Cash flows from operating activities:
Interest received	$15,379	14,057	17,902
Fees and commissions received	628	637	643
Interest paid	(4,340)	(4,991)	(6,666)
Cash paid to suppliers and employees	(4,478)	(4,515)	(4,419)
Income taxes paid	(2,052)	(2,219)	(2,175)

Net cash provided by operating activities	5,137	2,969	5,285

Cash flows from investing activities:
Purchase of available-for-sale securities	(38,960)	(106,859)	(76,248)
Proceeds from sales of available-for-sale securities	—	4	5
Proceeds from maturities of available-for-sale securities	32,760	96,165	70,908
Purchase of held-to-maturity securities	(12,415)	(27,870)	(29,788)
Proceeds from maturities and calls of held-to-maturity securities	11,013	24,749	43,551
Loans made to customers, net of repayments	(688)	—	(9,026)
Customer loan payments, net of advances	—	783	—
Purchase of premises and equipment	(22)	(369)	(112)
Proceeds from sales of bank premises and equipment	—	110	—
Proceeds from sales of other real estate	24	—	193
Decrease in interest-bearing deposits in financial institutions	61	22	71

Net cash used in investing activities	(8,227)	(13,265)	(446)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposit accounts	2,343	(1,033)	11,915
Net increase (decrease) in time deposits	24	(4,010)	4,074
Net increase (decrease) in securities sold under repurchase agreements	(149)	2,788	6,073
Decrease in Federal funds purchased	—	—	(5,000)
Proceeds from issuance of short-term notes payable	—	—	30
Repayment of short-term notes payable	—	—	(30)
Dividends paid	(1,805)	(1,693)	(1,587)
Payments to acquire treasury stock	(270)	(84)	(213)
Proceeds from issuance of common stock	83	127	138

Net cash provided by (used in) financing activities	226	(3,905)	15,400

Net increase (decrease) in cash and cash equivalents	(2,864)	(14,201)	20,239

Cash and cash equivalents at beginning of year	13,084	27,285	7,046

Cash and cash equivalents at end of year	$10,220	13,084	27,285

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued
Three Years Ended December 31, 2004
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2004	2003	2002
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,650	4,899	5,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	306	273	202
Amortization and accretion, net	324	(1,815)	37
Provision for possible loan losses	—	59	180
Provision for deferred taxes	66	46	30
Securities gains	(33)	(23)	(22)
Loss on sale of other real estate	5	—	—
Gain on sale of bank premises and equipment	—	(99)	—
FHLB dividend reinvestment	(48)	(47)	(53)
Increase (decrease) in taxes payable, net	(97)	(119)	93
Decrease in interest receivable	90	53	291
Decrease in interest payable	(58)	(220)	(458)
Decrease in other assets and liabilities, net	(68)	(38)	(59)

Total adjustments	487	(1,930)	241

Net cash provided by operating activities	$5,137	2,969	5,285

Supplemental Schedule of Non-Cash Activities:

Non-cash transfers from loans to other real estate	$488	399	100

Non-cash transfers from other real estate to loans	$489	179	—

Unrealized gain (loss) in value of securities available-for- sale net of income taxes of $323,000, $376,000 and $444,000, respectively	$(520)	(606)	714

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

Loans are stated at the principal amount outstanding. The allowance for possible loan losses is shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan’s yield over the contractual life of the loan. Interest income on most loans is accrued based on the principal amount outstanding.

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
December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(d)	Loans, Continued

The Company considers all loans subject to the provisions of SFAS Nos. 114 and 118 that are on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Past due status is based on contractual terms of the loan. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that affect the borrower’s ability to pay.

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
December 31, 2004, 2003 and 2002

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
December 31, 2004, 2003 and 2002

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

The Company uses the fair value method to calculate the compensation reported in the proforma earnings in note 20 to the consolidated financial statements.

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

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Company maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(1)	Summary of Significant Accounting Policies, Continued

(q)	Reclassifications

Certain reclassifications have been made to the 2003 and 2002 figures to conform to the presentation for 2004.

(r)	Impact of New Accounting Standards

In June, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November, 2002, the FASB issued Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others”, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In June, 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (SOP) on Allowance for Credit Losses. If approved, the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in SFAS No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(r)	Impact of New Accounting Standards, Continued

In November 2003, the Emerging Issues Task Force (“EITF”) issued Position 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The EITF provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including debt securities classified as held-to-maturity and available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equities Securities”. For purposes of EITF No. 03-1 an investment is impaired if the fair market value of the investment is less than its cost. Controversy has developed over the criteria to be used to determine whether an impairment is other than temporary. The EITF requires that an investor should make an evidenced-based judgment about a recovery of fair value up to (or beyond) the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of fair value. Because of the controversy related to the determination of whether the impairment is other than temporary, certain positions of the EITF have been temporarily delayed. The Company cannot assess the effect on the financial position or results of operations until the controversy has been resolved. The EITF requires disclosures related to securities with fair values less than cost. The disclosures have been included in note 3 to the consolidated financial statements.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. SFAS No. 132 requires enhanced disclosures for defined benefit pension plans. SFAS No. 132 requires companies to provide more details about their plan assets, investment strategy, measurement dates, benefit obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The disclosures required by SFAS No. 132 are effective for financial statements with fiscal years ending December 15, 2003, except for disclosures regarding estimated future benefit payments. Disclosures regarding estimated future benefit payments are required for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. See note 11 to the consolidated financial statements for the disclosures required by this statement. As SFAS No. 132 relates to changes in disclosures, its adoption did not have a material impact on First McMinnville Corporation’s financial condition or results of operations.

In December, 2004, the FASB reissued SFAS No. 123 (revised 2004) (“SFAS”) related to share based payments. For First McMinnville Corporation the SFAS applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after June 15, 2005. First McMinnville Corporation is currently assessing the impact of this SFAS; however, management does not expect the impact to be material on the financial condition or results of operations.

(2)	Loans and Allowance for Possible Loan Losses

Loans and allowance for possible loan losses at December 31, 2004 and 2003 are summarized as follows:

	In Thousands
	2004	2003
Commercial, financial and agricultural	$21,946	25,446
Real estate - construction	6,563	5,630
Real estate - mortgage	117,960	114,639
Consumer	2,647	2,805

	149,116	148,520
Less allowance for possible loan losses	(1,816)	(1,909)

	$147,300	146,611

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(2)	Loans and Allowance for Possible Loan Losses, Continued

In the normal course of business, the Company’s subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $5,771,000 and $5,584,000 at December 31, 2004 and 2003, respectively. During 2004, $5,268,000 of such loans were made and repayments totaled $5,081,000. During 2003, $2,516,000 of such loans were made and repayments totaled $2,845,000. As of December 31, 2004, none of these loans were restructured, nor were any related party loans charged off during the past three years.

No loans had been placed on non-accrual status during 2004 and 2003.

Total loans past due ninety days or more and still accruing interest amounted to $8,000 and $312,000 at December 31, 2004 and 2003, respectively.

The principal maturities on loans at December 31, 2004 are as follows:

	In Thousands
	Commercial,
	Financial
	and	Real Estate -	Real Estate-
	Agricultural	Construction	Mortgage	Consumer	Total
3 months or less	$13,077	—	30,732	581	44,390
3 to 12 months	1,917	6,563	7,461	810	16,751
1 to 5 years	5,910	—	72,655	1,246	79,811
Over 5 Years	1,042	—	7,112	10	8,164

	$21,946	6,563	117,960	2,647	149,116

At December 31, 2004, variable rate and fixed rate loans totaled approximately $24,531,000 and $124,585,000, respectively. At December 31, 2003, variable rate and fixed rate loans totaled approximately $12,705,000 and $135,815,000, respectively.

Transactions in the allowance for possible loan losses for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	In Thousands
	2004	2003	2002
Balance, beginning of year	$1,909	1,908	1,804
Provision charged to operating expense	—	59	180

	1,909	1,967	1,984

Loans charged off	(159)	(78)	(133)
Recoveries on losses	66	20	57

Net charge-offs	(93)	(58)	(76)

Balance, end of year	$1,816	1,909	1,908

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(2)	Loans and Allowance for Possible Loan Losses, Continued

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 2004, the Company had loans to customers in the nursery industry totaling approximately $10,120,000 as compared to $10,087,000 at December 31, 2003. Credit is extended to businesses and individuals and is generally evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2004 and 2003 were as follows:

	In Thousands
	2004	2003
Recorded investment	$1,097	2,808
Loan loss reserve	$357	530

The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was $2,358,000 and $3,019,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $115,000 and $220,000 for 2004 and 2003, respectively.

(3)	Debt and Equity Securities

Debt and equity securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2004 is as follows:

	Securities Held-To-Maturity (In Thousands)
	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,612	2	153	20,461
Obligations of states and political subdivisions	33,522	1,479	35	34,966
Corporate and other securities	2,992	128	—	3,120

	$57,126	1,609	188	58,547

	Securities Available-For-Sale (In Thousands)
	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$86,506	110	757	85,859
Obligations of states and political subdivisions	1,250	10	—	1,260
Mortgage-backed securities	1,040	40	—	1,080

	$88,796	160	757	88,199

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(3)	Debt and Equity Securities, Continued

Debt and equity securities at December 31, 2003 consist of the following:

	Securities Held-To-Maturity (In Thousands)
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$16,658	39	74	16,623
Obligations of states and political subdivisions	35,544	1,948	27	37,465
Corporate and other securities	3,177	238	—	3,415

	$55,379	2,225	101	57,503

	Securities Available-For-Sale (In Thousands)
	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$80,267	502	400	80,369
Obligations of states and political subdivisions	1,353	74	—	1,427
Mortgage-backed securities	1,613	68	—	1,681

	$83,233	644	400	83,477

The amortized cost and estimated market value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value
Due in one year or less	$1,215	1,219
Due after one year through five years	25,371	25,456
Due after five years through ten years	18,005	18,778
Due after ten years	9,543	9,975
Corporate and other securities	2,992	3,119

	$57,126	58,547

	In Thousands
		Estimated
	Amortized	Market
Securities Available-For-Sale	Cost	Value
Due in one year or less	$6,002	5,993
Due after one year through five years	74,323	73,697
Due after five years through ten years	6,499	6,488
Due after ten years	1,972	2,021

	$88,796	88,199

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(3)	Debt and Equity Securities, Continued

Results from sales and early calls of debt and equity securities are as follows:

	In Thousands
	For the Year Ended December 31,
	2004	2003	2002
Gross proceeds	$1,593	1,268	865

Gross realized gains	$33	23	22
Gross realized losses	—	—	—

Net realized gains	$33	23	22

Securities with approximate carrying values of $60,697,000 (approximate market value of $60,934,000) and $56,439,000 (approximate market value of $56,804,000) at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Included in the securities at December 31, 2004, are approximately $11,710,000 at amortized cost (approximate market value of $11,946,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses
U.S. Treasury and other U.S. Government agencies and corporations	$75,817	750	71	$7,340	160	5	$83,157	910

Obligations of states and political sub-divisions	2,102	15	7	605	20	2	2,707	35

Total temporarily impaired securities	$77,919	765	78	$7,945	180	7	$85,864	945

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(3)	Debt and Equity Securities, Continued

The impaired securities are considered high quality investments in line with normal industry investing practices. The unrealized losses are primarily the result of changes in the interest rate and sector environments. Consistent with the original classification, as available-for-sale or held-to-maturity securities, the Company intends and has the ability to hold the above securities until the value is realized.

The Company may sell the above or other securities in the ordinary course of business in response to unexpected and significant changes in liquidity needs, unexpected and significant increases in interest rates and/or sector spreads that significantly extend the security’s holding period, or conducting a small volume of security transactions.

(4)	Restricted Equity Securities

Restricted equity securities consists of stock of the Federal Home Loan Bank and the Federal Reserve Bank amounting to $1,212,000 and $91,000, respectively at December 31, 2004 and $1,164,000 and $91,000, respectively at December 31, 2003. The stock can be sold back only at par or a value as determined by the issuing institution and only to the Federal Home Loan Bank, the Federal Reserve Bank or to another member institution. These securities are reported at cost. The increase in the Federal Home Loan Bank during the year ended December 31, 2004 results from stock dividends totaling $48,000.

(5)	Premises and Equipment

The detail of premises and equipment at December 31, 2004 and 2003 is as follows:

	In Thousands
	2004	2003
Land	$389	389
Buildings	2,468	2,468
Furniture and equipment	2,102	2,154

	4,959	5,011
Less accumulated depreciation	(3,177)	(2,945)

	$1,782	2,066

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, amounted to $306,000, $273,000 and $202,000, respectively.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(6)	Deposits

Deposits at December 31, 2004 and 2003 are summarized as follows:

	In Thousands
	2004	2003
Demand deposits	$21,956	21,985
Negotiable order of withdrawal accounts	34,073	32,144
Money market demand accounts	10,051	9,316
Savings deposits	32,571	32,863
Certificates of deposit $100,000 or greater	50,319	47,907
Other certificates of deposit	61,665	64,950
Individual retirement accounts $100,000 or greater	5,401	4,550
Other individual retirement accounts	10,552	10,506

	$226,588	224,221

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2004 are as follows:

Maturity	In Thousands
2005	$72,947
2006	17,507
2007	22,687
2008	5,470
2009	9,326

$127,937

At December 31, 2004, certificates of deposit and individual retirement accounts in denominations of $100,000 or more amounted to $55,720,000 as compared to $52,457,000 at December 31, 2003.

The aggregate amount of overdrafts reclassified as loans receivable was $30,000 and $36,000 at December 31, 2004 and 2003, respectively.

The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 2004 and 2003 were approximately $2,086,000 and $2,114,000, respectively.

(7)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2004 and 2003 were $35,446,000 and $32,252,000, respectively. The average daily balance outstanding during 2004, 2003 and 2002 was $30,129,000, $28,263,000 and $20,714,000, respectively. The weighted average interest rate at December 31, 2004 and 2003 was 1.20% and 1.01%, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(8)	Advances from Federal Home Loan Bank

The advances from Federal Home Loan Bank (FHLB) at December 31, 2004 and 2003 consists of the following:

			Initial	In Thousands
Original			Fixed Rate	2004	2003
Note Date	Maturity Date	Rate	Period	Amount	Amount
April 30, 1998	April 30, 2008	5.60	24 Months	$1,000	$1,000

The FHLB has the right to convert the fixed rate on these advances at the end of the initial fixed rate period and on a quarterly basis thereafter with a one business day notice. If the conversion option is exercised, the advance will be converted to a three month LIBOR-based advance at a spread of zero basis points to the LIBOR index. Federal funds sold totaling $1,100,000 were pledged as collateral for this advance at December 31, 2004.

(9)	Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands
	2004	2003	2002
Non-interest income:
Service charges on deposits	$459	462	476
Other fees and commissions	92	87	58
Commissions on fiduciary activities	77	82	41
Security gains, net	33	23	22
Gain on sale of premises and equipment	—	99	—
Other income	66	75	68

Total non-interest income	$727	828	665

Non-interest expense:
Salaries and employee benefits	$3,116	3,122	2,957
Occupancy expenses, net	200	205	205
Furniture and equipment expenses	399	331	309
FDIC insurance	34	36	38
Other operating expenses	994	1,102	1,000

Total non-interest expense	$4,743	4,796	4,509

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(10)	Income Taxes

The components of the net deferred tax asset (liability) are as follows:

	In Thousands
	2004	2003
Deferred tax asset:
Federal	$643	482
State	131	99

	774	581

Deferred tax liability:
Federal	(421)	(474)
State	(86)	(97)

	(507)	(571)

	$267	10

The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

	In Thousands
	2004	2003
Financial statement allowance for possible loan losses in excess of tax allowance	$545	581
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(157)	(183)
Book pension expense under the allowable tax deduction	(129)	(91)
Unrealized (gain) loss on investment securities available-for-sale	229	(94)
FHLB stock dividends excluded for tax purposes	(221)	(203)

	$267	10

The components of income tax expense are summarized as follows:

	In Thousands
	Federal	State	Total
2004
Current	$1,576	423	1,999
Deferred	55	11	66

Total	$1,631	434	2,065

2003
Current	$1,671	452	2,123
Deferred	38	8	46

Total	$1,709	460	2,169

2002
Current	$1,796	472	2,268
Deferred	25	5	30

Total	$1,821	477	2,298

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(10)	Income Taxes, Continued

A reconciliation of actual income tax expense of $2,065,000, $2,169,000 and $2,298,000 for the years ended December 31, 2004, 2003 and 2002, respectively, to the “expected” tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2004	2003	2002
Computed “expected” tax expense	$2,283	2,403	2,496
State income taxes, net of Federal income tax benefit	284	306	315
Tax exempt interest, net of interest expense exclusion	(495)	(524)	(531)
Effect of change in state income tax rate	—	—	(2)
Other, net	(7)	(16)	20

Actual tax expense	$2,065	2,169	2,298

Total income tax expense for 2004, 2003 and 2002 includes income tax expense of $13,000, $9,000 and $8,000, respectively, related to gains on sales of securities.

(11)	Employee Benefit Plans

The subsidiary bank has in effect a defined benefit noncontributory pension plan which covers substantially all employees over 21 years of age after they have been employed one year.

The minimum required contribution for the plan years ending December 31, 2004 and 2003 was $87,429 and $209,679, respectively. The Company contributed $223,000 in 2004 and 2003, respectively.

Reconciliation of the benefit obligation and the fair value of plan assets is as follows:

	In Thousands
	2004	2003
Change in benefit obligation:
Obligation at January 1	$3,988	3,617
Service costs	129	167
Interest costs	254	234
Benefit payments	(253)	(30)
Actuarial gains (losses)	(59)	—

Obligation at December 31	$4,059	3,988

Change in fair value of plan assets:
Fair value of plan assets at January 1	$3,488	2,847
Actual (loss) return on plan assets	331	448
Employer contributions, net of refunds	223	223
Benefit payments	(253)	(30)

Fair value of plan assets at December 31	$3,789	3,488

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(11)	Employee Benefit Plans, Continued

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at December 31, 2004 and 2003:

	In Thousands
	2004	2003
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$3,308	3,266

Actuarial present value of projected benefits obligation (PBO)	$4,059	3,988
Plan assets at fair market value	3,789	3,488

Funded status	(270)	(500)
Unamortized net transition asset	264	286
Unrecognized prior service cost	(14)	(18)
Unrecognized net gain (loss)	357	470

Net pension asset recognized in the consolidated balance sheets	$337	238

The unamortized net transition asset is being amortized over 30 years using the straight line method. Twelve years remain at December 31, 2004. The unrecognized prior service cost is being amortized by the straight-line method and has three years remaining at December 31, 2004. The unrecognized net gain or loss is being amortized over 11.5 years which is the expected future working lifetime as of January 1, 2004. The market value of plan assets is the market value of the assets plus accruals.

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2004 and 2003:

	In Thousands
	2004	2003
Discount rate	6.5%	6.5%

Rate of compensation increase	3.5%	3.5%

Net periodic benefit cost amounted to $124,000 in 2004, $223,000 in 2003 and $131,000 in 2002 and is comprised of the following components:

	In Thousands
	2004	2003	2002
Service cost-benefits earned during the period	$129	167	140
Interest cost on projected benefit obligation	254	234	212
Expected return on plan assets	(278)	(226)	(238)
Amortization of net transition asset	22	22	22
Amortization of prior service cost	(5)	(5)	(5)
Recognized actuarial (gain) or loss	2	31	—

	$124	223	131

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(11)	Employee Benefit Plans, Continued

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Discount rate	6.5%	6.5%	6.5%

Expected long-term returns on plan assets	8.0%	8.0%	8.0%

Rate of compensation increase	3.5%	3.5%	5.0%

The following table gives the weighted-average plan asset allocations as of December 31, 2004 and 2003:

	2004	2003
Equity securities	55.8%	53.7%

Debt securities	44.2	46.3

Real estate	—	—

Other	—	—

	100.0%	100.0%

The Plan’s assets are currently invested at the discretion of the plan sponsor. No formal investment targets are maintained for different classes of assets due to the relative small size of the plan.

The Company’s best estimate of contribution for the year ended December 31, 2005 range between $100,000 and $250,000.

The benefits expected to be paid in the years subsequent to December 31, 2004 assuming no lump sum payments are as follows:

(In Thousands)
Pension
Year	Benefits
2005	$171
2006	187
2007	203
2008	229
2009	245
2010 - 2014	1,457

$2,492

The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2004.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(11)	Employee Benefit Plans, Continued

The Bank has adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed one year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2004, 2003 and 2002, the Bank contributed $57,000, $58,000 and $53,000, respectively, to the plan.

(12)	Regulatory Matters and Restrictions on Dividends

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meets all capital adequacy requirements to which they are subject. The actual ratios of the Company and the Bank were as follows:

	Company		Bank		Minimum
	2004	2003	2004	2003	Requirement
Tier I ratio	29.79%	28.37%	29.73%	28.25%	4%

Total risk-based ratio	30.86%	29.50%	30.80%	29.38%	8%

Leverage ratio	16.17%	15.46%	16.14%	15.40%	4%

As of December 31, 2004, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(13)	Commitments and Contingent Liabilities

The Company has an unsecured $2,000,000 line of credit with another financial institution. The subsidiary Bank has lines of credit with other financial institutions totaling $20,000,000. At December 31, 2004 and 2003 there was no outstanding balance under these lines of credit.

(14)	Concentration of Credit Risk

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(14)	Concentration of Credit Risk, Continued

At December 31, 2004, the Company’s cash and due from banks included commercial bank deposit accounts aggregating $8,547,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

(15)	Financial Instruments with Off-Balance-Sheet Risk

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

	In Thousands
	Contract or Notional Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$13,124	9,096
Standby letters of credit	2,216	2,524

Total	$15,340	11,620

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $2.2 million at December 31, 2004.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(16)	Stock Split and Elimination of Par Value

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(17)	First McMinnville Corporation -

     Parent Company Financial Information

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Balance Sheets

December 31, 2004 and 2003

	In Thousands
	2004		2003
ASSETS

Cash	$1,418	*	1,515	*
Investment in commercial bank subsidiary	49,980	*	47,763	*
Due from commercial bank subsidiary	57	*	39	*

Total assets	$51,455		49,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Dividend payable	$1,376		1,357

Stockholders’ equity:
Common stock, no par value authorized 5,000,000 shares, issued 1,233,922 and 1,231,022 shares, respectively	3,745		3,662
Retained earnings	51,033		48,207
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $229,000 and $94,000, respectively	(369)		151

	54,409		52,020

Less cost of treasury stock of 193,062 and 187,489 shares, respectively	(4,330)		(4,060)

Total stockholders’ equity	50,079		47,960

Total liabilities and stockholders’ equity	$51,455		49,317

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(17)	First McMinnville Corporation -

     Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Earnings and Comprehensive Earnings

For the Three Years Ended December 31, 2004

	In Thousands
	2004		2003	2002
Income:
Dividends from commercial bank subsidiary	$1,943	*	1,822 *	1,753	*

Other expenses	48		71	30

Earnings before income tax benefits and equity in undistributed earnings of commercial bank subsidiary	1,895		1,751	1,723

Income tax benefits	18		27	11

	1,913		1,778	1,734

Equity in undistributed earnings of commercial bank subsidiary	2,737	*	3,121 *	3,310	*

Net earnings	4,650		4,899	5,044

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $323,000, $377,000 and $446,000, respectively	(520)		(603)	717
Less: reclassification adjustment for gains included in net earnings, net of taxes of $1,000 and $2,000, respectively	—		(3)	(3)

Other comprehensive earnings (loss)	(520)		(606)	714

Comprehensive earnings	$4,130		4,293	5,758

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(17)	First McMinnville Corporation -

     Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Stockholders’ Equity

For the Three Years Ended December 31, 2004

	In Thousands
					Net
					Gains (Losses)
		Additional			On Available-
	Common	Paid-In	Retained	Treasury	For-Sale
	Stock	Capital	Earnings	Stock	Securities	Total
Balance December 31, 2001	$1,528	1,869	41,703	(3,763)	43	41,380

Net earnings	—	—	5,044	—	—	5,044

Issuance of 4,720 shares of common stock	6	132	—	—	—	138

Cash dividends declared ($1.60 per share)	—	—	(1,665)	—	—	(1,665)

Cost of 5,098 shares of treasury stock	—	—	—	(213)	—	(213)

Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $444,000	—	—	—	—	714	714

Balance December 31, 2002	1,534	2,001	45,082	(3,976)	757	45,398

Elimination of par value	2,001	(2,001)	—	—	—	—

Net earnings	—	—	4,899	—	—	4,899

Issuance of 3,872 shares of common stock	127	—	—	—	—	127

Cash dividends declared ($1.70 per share)	—	—	(1,774)	—	—	(1,774)

Cost of 1,837 shares of treasury stock	—	—	—	(84)	—	(84)

Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $376,000	—	—	—	—	(606)	(606)

Balance December 31, 2003	3,662	—	48,207	(4,060)	151	47,960

Net earnings	—	—	4,650	—	—	4,650

Issuance of 2,900 shares of common stock	83	—	—	—	—	83

Cash dividends declared ($1.75 per share)	—	—	(1,824)	—	—	(1,824)

Cost of 5,573 shares of treasury stock	—	—	—	(270)	—	(270)

Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $323,000	—	—	—	—	(520)	(520)

Balance December 31, 2004	$3,745	—	51,033	(4,330)	(369)	50,079

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(17)	First McMinnville Corporation -

     Parent Company Financial Information, Continued

FIRST MCMINNVILLE CORPORATION
(Parent Company Only)

Statements of Cash Flows

For the Three Years Ended December 31, 2004

Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2004	2003	2002
Cash flows from operating activities:
Cash paid to suppliers	$(48)	(71)	(30)
Income tax benefit received from commercial bank subsidiary	—	—	34

Net cash provided by (used in) operating activities	(48)	(71)	4

Cash flows from investing activities:
Dividend received from commercial bank subsidiary	1,943	1,822	1,753

Net cash provided by investing activities	1,943	1,822	1,753

Cash flows from financing activities:
Proceeds from issuance of short-term notes payable	—	—	30
Repayment of short-term notes payable	—	—	(30)
Dividends paid	(1,805)	(1,693)	(1,587)
Payments made to acquire treasury stock	(270)	(84)	(213)
Proceeds from issuance of common stock	83	127	138

Net cash used in financing activities	(1,992)	(1,650)	(1,662)

Net increase (decrease) in cash and cash equivalents	(97)	101	95

Cash and cash equivalents at beginning of year	1,515	1,414	1,319

Cash and cash equivalents at end of year	$1,418	1,515	1,414

Reconciliation of net earnings to net cash provided by (used in) operating activities:
Net earnings	$4,650	4,899	5,044

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in earnings of commercial bank subsidiary	(4,680)	(4,943)	(5,063)
Decrease (increase) in other assets, net	(18)	(27)	23

Total adjustments	(4,698)	(4,970)	(5,040)

Net cash provided by (used in) operating activities	$(48)	(71)	4

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(18)	Disclosures About Fair Value of Financial Instruments

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(18)	Disclosures About Fair Value of Financial Instruments, Continued

Advances from FHLB

The fair value of advances from the FHLB is based on information received from the FHLB.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2004 and 2003 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	In Thousands
	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$10,245	10,245	13,170	13,170
Securities	145,325	146,746	138,856	140,980
Loans	149,116		148,520
Less: allowance for loan losses	(1,816)		(1,909)

Loans, net of allowance	147,300	145,236	146,611	146,224

Restricted equity securities	1,303	1,303	1,255	1,255

Financial liabilities:
Deposits	226,588	226,441	224,221	226,400
Securities sold under repurchase agreements	28,633	28,633	28,782	28,782
Advances from FHLB	1,000	1,057	1,000	1,100

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(18)	Disclosures About Fair Value of Financial Instruments, Continued

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

(19)	Earnings Per Share (EPS)

Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share” established uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. Shares and earnings per share data for 2003 and 2002 have been restated to reflect a 2 for 1 stock split effective January 1, 2003.

The following is a summary of components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)	2004	2003	2002
Basic EPS Computation:
Numerator - income available to common shareholders	$4,650	4,899	5,044

Denominator - weighted average number of common shares outstanding	1,043,233	1,043,124	1,039,318

Basic earnings per common share	$4.46	4.70	4.85

Diluted EPS Computation:
Numerator	$4,650	4,899	5,044

Denominator:
Weighted average number of common shares outstanding	1,043,233	1,043,124	1,039,318
Dilutive effect of stock options	18,343	15,947	12,270

	1,061,576	1,059,071	1,051,588

Diluted earnings per common share	$4.38	4.63	4.80

(20)	Stock Option Plan

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(20)	Stock Option Plan, Continued

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

(In Thousands)	2004	2003	2002
Net earnings:
As Reported	$4,650	4,899	5,044
Proforma	$4,634	4,880	5,020

Basic earnings per common share:
As Reported	$4.46	4.70	4.85
Proforma	$4.44	4.68	4.83

Diluted earnings per common share:
As Reported	$4.38	4.63	4.80
Proforma	$4.37	4.61	4.77

A summary of the stock option activity for 2004, 2003 and 2002 is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	62,998	$30.42	68,870	$30.93	69,650	$29.95
Granted	—	—	—	—	4,600	43.67
Exercised	(2,900)	29.08	(3,872)	32.85	(4,720)	29.08
Forfeited	(1,100)	30.56	(2,000)	43.67	(660)	29.08

Outstanding at end of year	58,998	$30.48	62,998	$30.42	68,870	$30.93

Options exercisable at year end	49,578		48,478		45,010

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2004, 2003 and 2002

(20)	Stock Option Plan, Continued

The following table summarizes information about fixed stock options at December 31, 2004:

Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/04	Price	Life	at 12/31/04	Price
$29.08	47,598	$29.08	3.7 years	39,878	$29.08
34.93	9,000	34.93	6.1 years	9,000	34.93
37.15	800	37.15	6.6 years	380	37.15
43.67	1,600	43.67	8.8 years	320	43.67

	58,998			49,578

Share and per share data above for 2003 and 2002 have been restated to reflect a 2 for 1 stock split effective January 31, 2003.

(21)	Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$3,794	3,773	3,728	3,718	3,927	3,855	4,021	4,063

Net interest income	2,681	2,689	2,687	2,674	2,837	2,704	2,781	2,773

Provision for possible loan losses	—	—	—	—	—	—	15	44

Earnings before income taxes	1,732	1,707	1,564	1,712	1,704	1,726	1,835	1,803

Net earnings	1,211	1,195	1,059	1,185	1,255	1,189	1,225	1,230

Basic earnings per common share	1.16	1.15	1.01	1.14	1.18	1.14	1.20	1.18

Diluted earnings per common share	1.13	1.13	1.00	1.12	1.16	1.12	1.18	1.17

FIRST MCMINNVILLE CORPORATION

SELECTED FINANCIAL DATA (UNAUDITED)

     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders’ equity and per share information for the Company for each of the five years ended December 31, 2004.

	In Thousands, Except Per Share Information
	Year Ended December 31,
	2004	2003	2002	2001	2000
Interest income	$15,013	15,866	17,574	19,418	19,450
Interest expense	4,282	4,771	6,208	9,787	10,276

Net interest income	10,731	11,095	11,366	9,631	9,174

Provision for possible loan losses	—	59	180	180	180

Net interest income after provision for possible loan losses	10,731	11,036	11,186	9,451	8,994
Non-interest income	727	828	665	625	671
Non-interest expense	(4,743)	(4,796)	(4,509)	(4,181)	(4,011)

Earnings before income taxes	6,715	7,068	7,342	5,895	5,654

Income taxes	2,065	2,169	2,298	1,748	1,758

Net earnings	$4,650	4,899	5,044	4,147	3,896

Comprehensive earnings	$4,130	4,293	5,758	5,403	6,303

Cash dividends declared	$1,824	1,774	1,665	1,565	1,517

Total assets - end of year	$308,534	304,399	304,760	283,721	269,160

Stockholders’ equity - end of year	$50,079	47,960	45,398	41,380	37,707

Per share information:

Basic earnings per common share (1)	$4.46	4.70	4.85	3.97	3.71

Diluted earnings per common share (1)	$4.38	4.63	4.80	3.93	3.68

Dividends per share (1)	$1.75	1.70	1.60	1.50	1.45

Book value per share - end of year (1)	$48.11	45.96	43.59	39.71	36.08

Ratios:
Return on average stockholders’ equity	9.40%	10.38%	11.51%	10.24%	11.13%

Return on average assets	1.50%	1.59%	1.73%	1.50%	1.48%

Average stockholders’ equity to average assets	15.95%	15.32%	14.99%	14.68%	13.31%

(1)	All share and per share data have been restated to reflect a 2 for 1 stock split which was made on January 31, 2003.

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

In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will influence the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company’s policy is to have a diverse loan portfolio. At December 31, 2004, the nursery industry constituted the largest single industry segment and accounted for $10,120,000 (6.79% of the Company’s loan portfolio) as compared to $10,087,000 or 6.79% in 2003. No other segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of our allowance for loan losses (ALL), we have made judgments and estimates which have significantly impacted our financial position and results of operations.

Our management assesses the adequacy of the ALL on a regular basis. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience, and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.

Our method of determining the adequacy of the allowance for loan losses begins with the specific review of large credits. This review is performed by the loan review officer who reports to the loan review committee appointed by the Board of Directors. This review includes a review of current financial information to monitor on-going ability to service the credit, a review of the collateral securing the credit and a review of payment history. If during this review it is determined that the potential for loss exists, a specific reserve is established on a loan by loan basis.

We take into consideration industry concentrations, such as the nursery industry, historical and current economic conditions, and discussion with banking regulators when calculating an unallocated amount to the allowance.

The unallocated amount is particularly subjective and does not lend itself to the exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience of the lending staff, any concentrations of credit in any particularly industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The loan review and the finance committee of our board of directors review the assessment prior to the filing of financial information.

Capital Resources, Capital and Dividends

Regulations of the Office of the Comptroller of the Currency (“OCC”) establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company has a Tier 1 risk based ratio of 29.79%, a total risk-based capital ratio of 30.86% and a leverage capital ratio of 16.17%, and was therefore within the “well capitalized” category under the regulations. The subsidiary bank’s ratios were substantially the same as those setforth for the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Capital Resources, Capital and Dividends, Continued

Dividends of $1,824,000 and $1,774,000 were declared during 2004 and 2003, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company’s peer group. Cash dividends are anticipated to be increased in 2005 if profits increase. The dividend payout ratio (dividends declared divided by net earnings) was 39.2%, 36.2% and 33.0% in 2004, 2003 and 2002, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

The dividends paid by the Company are funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 2004, under the most restrictive of these regulatory limits, the Bank could declare in 2005 cash dividends in an aggregate amount of up to approximately $9 million, plus any 2005 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.

Financial Condition

During 2004, total assets increased $4,135,000 or 1.36% from $304,399,000 at December 31, 2003 to $308,534,000 at December 31, 2004. Loans, net of allowance for possible loan losses, increased from $146,611,000 to $147,300,000 or .47% during fiscal year 2004. Increases in mortgage loans and construction loans totaling $4,254,000 offset decreases in commercial and consumer loans of $3,658,000 resulted in the net increase in loans.

Securities increased 4.66% from $138,856,000 at December 31, 2003 to $145,325,000 at December 31, 2004. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $9,444,000, obligations of state and political subdivisions decreased $2,189,000, corporate and other securities decreased $185,000 and there was a decrease in mortgage backed securities of $601,000.

At December 31, 2004 the market value of the Company’s securities portfolio was greater than its amortized cost by $824,000 (.56%). At December 31, 2003 the market value of the Company’s securities portfolio was greater than its amortized cost by $2,368,000 (1.71%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2004 was 3.55% as compared to an average yield of 4.65% at December 31, 2003.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Financial Condition, Continued

The Company’s classification of securities as of December 31, 2004 is as follows:

	Held-To-Maturity		Available-For-Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(In Thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$20,612	20,461	86,506	85,859
Obligations of states and political subdivisions	33,522	34,966	1,250	1,260
Corporate and other securities	2,992	3,120	—	—
Mortgage-backed securities	—	—	1,040	1,080

	$57,126	58,547	88,796	88,199

During 2002 the net increase in capital included $714,000 which represents the unrealized appreciation in securities available-for-sale of $1,158,000 net of applicable taxes of $444,000. During the year ended December 31, 2003, the net increase in capital included $606,000 decrease which represents the unrealized loss on securities available-for-sale of $982,000 net of applicable taxes of $376,000. During 2004 the net increase in capital included $520,000 which represents the unrealized loss on securities available-for-sale of $843,000 net of applicable taxes of $323,000.

The increase in assets of $4,135,000 in 2004 was due primarily to an increase in earning assets net of a decrease in cash and due from banks. Total deposits increased from $224,221,000 at December 31, 2003 to $226,588,000 at December 31, 2004 representing an increase of 1.06%. Demand deposits decreased .13% from $21,985,000 at December 31, 2003 to $21,956,000 at December 31, 2004. Negotiable order of withdrawal accounts, money market and other savings deposits increased $2,372,000 or 3.19%. Certificates of deposit and individual retirements accounts increased $24,000 or .02%. The subsidiary bank has unused lines of credit of $20,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 2004.

The Company’s allowance for loan losses at December 31, 2004 was $1,816,000 as compared to $1,909,000 at December 31, 2003. Non-performing loans amounted to $8,000 at December 31, 2004 compared to $312,000 at December 31, 2003. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net charge-offs were $93,000 during 2004. Net charge-offs were $58,000 and $76,000 during 2003 and 2002. A provision for loan losses for 2004 was not necessary. The provision was $59,000 in 2003 and $180,000 in 2002, respectively.

The allowance for possible loan losses, amounting to $1,816,000 at December 31, 2004, represents 1.22% of total loans outstanding. At December 31, 2003, the allowance for possible loan losses represented 1.29% of total loans outstanding. Management has in place a system to identify and monitor problem loans as further discussed under “Critical Accounting Policies”. Management believes the allowance for possible loan losses at December 31, 2004 to be adequate.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2004:

	Less			More
	Than	1 - 3	3 - 5	than
(In Thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$—	—	1,000	—	1,000

Capital leases	—	—	—	—	—

Operating leases	—	—	—	—	—

Purchases	—	—	—	—	—

Other long-term liabilities	—	—	—	—	—

Total	$—	—	1,000	—	1,000

Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank. The Company leases land for certain branch facilities and automatic teller machine locations. Future minimum rental payments required under the terms of these noncancellable leases are included in operating lease obligations.

Off Balance Sheet Arrangements

At December 31, 2004, the Company had unfunded commitments to extend credit of $13.1 million and outstanding standby letters of credit of $2.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its core deposit base, loan payments and its investment security maturities.

Liquidity

Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 65.81% and 66.24% at December 31, 2004 and December 31, 2003, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Liquidity, Continued

The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2004:

Interest-rate sensitivity					One Year
gaps:	Reprice	1-90	91-180	181-365	and
(In Thousands)	Immediately	Days	Days	Days	Longer	Total
Interest-earning assets	$38,250	76,783	18,633	18,958	149,145	301,769
Interest-bearing liabilities	106,268	40,784	16,359	14,864	55,990	234,265

Interest rate sensitivity	$(68,018)	35,999	2,274	4,094	93,155	67,504

Cumulative gap	$(68,018)	(32,019)	(29,745)	(25,651)	67,504

Interest rate sensitivity gap as a % of total assets	(22.05)%	11.67%	.74%	1.33%	30.19%

Cumulative gap as a % of total assets	(22.05)%	(10.38)%	(9.64)%	(8.31)%	21.88%

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

Results of Operations

Net earnings for the year ended December 31, 2004 were $4,650,000 a decrease of $249,000 or 5.08% from fiscal year 2003. Net earnings for the year ended December 31, 2003 were $4,899,000, a decrease of $145,000 or 2.87% from fiscal year 2002. Basic earnings per common share was $4.46 in 2004, $4.70 in 2003 and $4.85 in 2002. Diluted earnings per common share were $4.38, $4.63 and $4.80 in 2004, 2003 and 2002, respectively. Average earning assets increased $3,998,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Average earning assets increased $16,279,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Additionally, the net interest spread decreased from 3.59% in 2003 to 3.43% in 2004. The net interest spread was 3.79% in 2002. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. Average interest bearing liabilities increased $112,000 in 2004. The cost of interest bearing deposits decreased 21 basis points from 2.02% to 1.81% while the weighted average yield on earning assets decreased 37 basis points from 5.61% to 5.24%. The decrease in the net interest spread in 2004 was primarily attributable to an increase in the cost of funds and a decrease in the return on earning assets. There was an increase in average non-interest bearing demand deposits in 2004 of $6,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

Results of Operations, Continued

Net interest income before provision for loan losses for 2004 totaled $10,731,000 as compared to $11,095,000 for 2003 and $11,366,000 for 2002. A provision for loan losses was not necessary for 2004. The provision was $59,000 in 2003 and $180,000 in 2002, respectively. Net charge-offs in 2004 were $93,000 as compared to net charge-offs of $58,000 in 2003. The 2004 charge-offs are unrelated to the nursery business and management does not consider the charge-off’s to be a trend.

Non-interest income decreased by 12.20% to $727,000 in 2004 from $828,000 in 2003. Non-interest income totaled $665,000 in 2002.

Non-interest expense decreased 1.11% to $4,743,000 in 2004 from $4,796,000 in 2003. Non-interest expense was $4,509,000 in 2002. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. The decrease in 2004 was primarily attributable to a decrease in state franchise tax. Other non-interest expense decreased $108,000 in 2004. The non-interest expense increased approximately 6.37% from 2002 to 2003 and was due primarily to increases in salaries and employee benefits.

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

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2004.

Held for Purposes	Expected Maturity Date -
Other Than Trading	Year Ending December 31,							Fair
(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Value
Earning assets:

Loans	$51,516	24,168	15,793	25,015	23,067	9,557	149,116	147,052
Average interest rate	6.22%	6.52%	6.81%	6.47%	6.40%	6.41%	6.41%

Securities	84,155	19,854	8,556	7,665	11,699	13,396	145,325	146,746
Average interest rate	3.26%	4.53%	3.99%	5.00%	5.36%	6.77%	4.09%

Federal funds sold	6,000	—	—	—	—	—	6,000	6,000
Average interest rate	2.10%	—	—	—	—	—	2.10%

Interest-bearing liabilities:

Interest-bearing time deposits	72,966	17,488	22,687	5,470	9,326	—	127,937	127,790
Average interest rate	2.13%	2.12%	2.47%	3.79%	4.11%	—	2.73%

Negotiable order of withdrawal accounts	34,073	—	—	—	—	—	34,073	34,073
Average interest rate	.63%	—	—	—	—	—	.63%

Money market demand accounts	10,051	—	—	—	—	—	10,051	10,051
Average interest rate	1.39%	—	—	—	—	—	1.39%

Savings deposits	32,571	—	—	—	—	—	32,571	32,571
Average interest rate	.99%	—	—	—	—	—	.99%

Securities sold under repurchase agreements	28,633	—	—	—	—	—	28,633	28,633
Average interest rate	1.39%	—	—	—	—	—	1.39%

Advances from Federal Home Loan Bank	—	—	—	1,000	—	—	1,000	1,057
Average interest rate	—	—	—	5.60%	—	—	5.60%

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

I.	Distribution of Assets, Liabilities and Stockholders’ Equity:
Interest Rates and Interest Differential

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

In this Schedule “change due to volume” is the change in volume multiplied by the interest rate for the prior year. “Change due to rate” is the change in interest rate multiplied by the volume for the prior year. Changes in interest income and expense not due solely to volume or rate changes have been allocated to the “changes due to volume” and “change due to rate” in proportion to the relationship of the absolute dollar amounts of the changes in each category.

Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $324,000, $362,000 and $456,000 for 2004, 2003 and 2002, respectively, are included in loan income and represent an adjustment of the yield on these loans.

1

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$147,981	6.61%	9,776	148,547	7.03%	10,449	(41)	(632)	(673)

Investment securities - taxable	104,804	3.32	3,476	93,750	3.77	3,531	392	(447)	(55)

Investment securities - tax exempt	34,275	4.50	1,544	35,462	4.63	1,637	(52)	(41)	(93)

Taxable equivalent adjustment	—	2.32	795	—	2.38	843	(30)	(18)	(48)

Total tax-exempt investment securities	34,275	6.82	2,339	35,462	6.99	2,480	(82)	(59)	(141)

Total investment securities	139,079	4.18	5,815	129,212	4.65	6,011	438	(634)	(196)

Restricted equity securities	1,284	4.13	53	1,237	4.20	52	2	(1)	1

Federal funds sold	13,436	1.21	163	18,715	1.05	196	(60)	27	(33)

Interest-bearing deposits in financial institutions	45	2.22	1	116	.86	1	(1)	1	—

Total earning assets	301,825	5.24	15,808	297,827	5.61	16,709	220	(1,121)	(901)

Cash and due from banks	5,771			7,651

Allowance for possible loan losses	(1,897)			(1,942)

Bank premises and equipment	1,932			2,163

Other assets	2,535			2,484

Total assets	$310,166			308,183

2

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$34,716	.62%	216	34,474	.74%	255	2	(41)	(39)
Money market demand accounts	9,629	1.19	115	10,121	1.24	126	(5)	(6)	(11)
Other savings accounts	33,961	.77	263	33,073	1.07	354	10	(101)	(91)
Certificates of deposit, $100,000 and over	41,316	2.86	1,182	40,574	2.99	1,214	22	(54)	(32)
Certificates of deposit under $100,000	70,495	2.46	1,736	73,980	2.71	2,002	(90)	(176)	(266)
Individual retirement accounts	15,542	2.57	399	15,191	2.90	440	10	(51)	(41)

Total interest-bearing deposits	205,659	1.90	3,911	207,413	2.12	4,391	(36)	(444)	(480)

Federal funds purchased and securities sold under repurchase agreements	30,129	1.08	315	28,263	1.15	324	20	(29)	(9)

Advances from Federal Home Loan Bank	1,000	5.60	56	1,000	5.60	56	—	—	—

Total interest-bearing deposits and borrowed funds	236,788	1.81	4,282	236,676	2.02	4,771	2	(491)	(489)

Demand deposits	22,417			22,411

Other liabilities	1,486			1,896

Stockholders’ equity	49,475			47,200

Total liabilities and stockholders’ equity	$310,166			308,183

Net interest income			11,526			11,938			(412)

Net yield on earning assets		3.82%			4.01%

Net interest spread		3.43%			3.59%

3

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$148,547	7.03%	10,449	143,911	7.63%	10,978	348	(877)	(529)

Investment securities - taxable	93,750	3.77	3,531	86,421	5.34	4,615	365	(1,449)	(1,084)

Investment securities - tax exempt	35,462	4.62	1,637	34,921	4.84	1,691	25	(79)	(54)

Taxable equivalent adjustment	—	2.38	843	—	2.49	871	15	(43)	(28)

Total tax-exempt investment securities	35,462	6.99	2,480	34,921	7.34	2,562	40	(122)	(82)

Total investment securities	129,212	4.65	6,011	121,342	5.91	7,177	441	(1,607)	(1,166)

Restricted equity securities	1,237	4.20	52	1,208	4.80	58	1	(7)	(6)

Federal funds sold	18,715	1.05	196	14,958	1.54	231	49	(84)	(35)

Interest-bearing deposits in financial institutions	116	.86	1	129	0.78	1	—	—	—

Total earning assets	297,827	5.61	16,709	281,548	6.55	18,445	1,021	(2,757)	(1,736)

Cash and due from banks	7,651			7,989

Allowance for possible loan losses	(1,942)			(1,864)

Bank premises and equipment	2,163			1,975

Other assets	2,484			2,707

Total assets	$308,183			292,355

4

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

	In Thousands, Except Interest Rates
	2003			2002			2003/2002 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$34,474	.74%	255	31,514	1.40%	440	38	(223)	(185)
Money market demand accounts	10,121	1.24	126	9,190	1.93	177	17	(68)	(51)
Other savings accounts	33,073	1.07	354	30,680	1.97	604	44	(294)	(250)
Certificates of deposit $100,000 and over	40,574	2.99	1,214	48,924	3.29	1,608	(257)	(137)	(394)
Certificates of deposit under $100,000	73,980	2.71	2,002	67,613	3.47	2,348	205	(551)	(346)
Individual retirement accounts	15,191	2.90	440	14,829	3.81	565	14	(139)	(125)

Total interest-bearing deposits	207,413	2.12	4,391	202,750	2.83	5,742	128	(1,479)	(1,351)

Federal funds purchased, securities sold under repurchase agreements and short-term debt	28,263	1.15	324	21,213	1.93	410	110	(196)	(86)

Advances from Federal Home Loan Bank	1,000	5.60	56	1,000	5.60	56	—	—	—

Total intereset-bearing deposits and borrowed funds	236,676	2.02	4,771	224,963	2.76	6,208	308	(1,745)	(1,437)

Demand deposits	22,411			21,459

Other liabilities	1,896			2,119

Stockholders’ equity	47,200			43,814

Total liabilities and stockholders’ equity	$308,183			292,355

Net interest income			11,938			12,237			(299)

Net yield on earning assets		4.01%			4.35%

Net interest spread		3.59%			3.79%

5

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

II.	Investment Portfolio:

A.	Investment securities at December 31, 2004 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$20,612	2	153	20,461
Obligations of states and political subdivisions	33,522	1,479	35	34,966
Corporate and other securities	2,992	128	—	3,120

	$57,126	1,609	188	58,547

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$86,506	110	757	85,859
Obligations of states and political subdivisions	1,250	10	—	1,260
Mortgage-backed securities	1,040	40	—	1,080

	$88,796	160	757	88,199

6

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

A.	Continued

Investment securities at December 31, 2003 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$16,658	39	74	16,623
Obligations of states and political subdivisions	35,544	1,948	27	37,465
Corporate and other securities	3,177	238	—	3,415

	$55,379	2,225	101	57,503

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$80,267	502	400	80,369
Obligations of states and political subdivisions	1,353	74	—	1,427
Mortgage-backed securities	1,613	68	—	1,681

	$83,233	644	400	83,477

7

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

A.	Continued

Investment securities at December 31, 2002 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$12,504	73	—	12,577
Obligations of states and political subdivisions	32,850	1,655	11	34,494
Corporate and other securities	4,870	298	—	5,168
Mortgage-backed securities	732	1	4	729

	$50,956	2,027	15	52,968

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$66,000	969	—	66,969
Obligations of states and political subdivisions	1,795	72	—	1,867
Mortgage-backed securities	4,212	186	—	4,398

	$72,007	1,227	—	73,234

8

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

B.	The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2004.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$—	—	—%
One to five years	18,612	18,478	3.12
Five to ten years	2,000	1,984	4.00
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	20,612	20,462	3.21%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total mortgage-backed securities	—	—	—

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	1,215	1,219	4.45
One to five years	6,759	6,978	4.23
Five to ten years	15,660	16,419	4.54
More than ten years	9,543	9,975	4.72

Total obligations of states and political subdivisions (tax-exempt)	33,177	34,591	4.53

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	345	375	6.88
More than ten years	—	—	—

Total obligations of states and political subdivisions (taxable)	345	375	6.88

Corporate and other securities	2,992	3,119	6.63

Total held-to-maturity securities	$57,126	58,547	4.18%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

9

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

II.	Investment Portfolio, Continued:

B.	Continued

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$6,002	5,993	2.63%
One to five years	74,005	73,378	3.03
Five to ten years	6,499	6,488	3.93
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	86,506	85,859	3.07%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	68	69	5.51
Five to ten years	—	—	—
More than ten years	972	1,011	6.07

Total mortgage-backed securities	1,040	1,080	6.03

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total obligations of states and political subdivisions (tax-exempt)	—	—	—

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	250	250	2.00
Five to ten years	—	—	—
More ten years	1,000	1,010	6.92

Total obligations of states and political subdivisions (taxable)	1,250	1,260	5.94

Total available-for-sale securities	$88,796	88,199	3.15%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

10

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

III.	Loan Portfolio:

A.	Loan Types

The following schedule details the loans of the Company at December 31, 2004, 2003, 2002, 2001 and 2000.

	In Thousands
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$21,946	25,446	28,273	21,406	23,496

Real estate - construction	6,563	5,630	5,674	5,482	3,134

Real estate - mortgage	117,960	114,639	113,138	111,441	106,490

Consumer	2,647	2,805	2,496	2,407	2,932

Total loans	149,116	148,520	149,581	140,736	136,052

Less unearned interest	—	—	—	(5)	(6)

Total loans, net of unearned interest	149,116	148,520	149,581	140,731	136,046

Less allowance for possible loan losses	(1,816)	(1,909)	(1,908)	(1,804)	(1,711)

Net loans	$147,300	146,611	147,673	138,927	134,335

       Note: Amounts for 2003, 2002, 2001 and 2000 have been reclassified to conform to the classifications for 2004.

11

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2004.

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year *	5 Years	Years	Total
Maturity Distribution:

Commercial, financial and agricultural	$14,994	5,910	1,042	21,946

Real estate - construction	6,563	—	—	6,563

	$21,557	5,910	1,042	28,509

Interest-Rate Sensitivity:

Fixed interest rates	$16,885	5,583	1,042	23,510

Floating or adjustable interest rates	4,672	327	—	4,999

Total commercial, financial and agricultural loans and real estate - construction loans	$21,557	5,910	1,042	28,509

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

12

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2004, 2003, 2002, 2001 and 2000.

	In Thousands, Except Percentages
	2004	2003	2002	2001	2000
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$—	—	—	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$—	—	—	17	2
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	289	57	133	490
Consumer	8	23	12	2	4
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$8	312	69	152	496

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current - considered uncollectible	$—	—	—	—	—

Total non-performing loans	$8	312	69	152	496

Total loans, net of unearned interest	$149,116	148,520	149,581	140,731	136,046

Percent of total loans outstanding, net of unearned interest	.01%	0.21%	.05%	0.11%	0.36%

Other real estate	$190	220	—	100	70

13

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2004, 2003, 2002, 2001 and 2000.

At December 31, 2004, loans totaling $8,184,000 were included in the Company’s internal classified loan list. Of these loans, $2,525,000 are real estate, $5,621,000 are commercial and $38,000 are consumer. The estimated collateral valuations received by management relating to these loans total approximately $18,586,000 ($2,880,000 related to real estate, $15,651,000 related to commercial and $55,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2004 and 2003, there were loans to customers in the nursery industry totaling approximately $10,120,000 and $10,087,000, respectively, which represents an industry concentration of approximately 6.79% of total loans for 2004 and 2003. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2004, other real estate totaled $190,000. This balance consists of four pieces of residential real estate with an estimated market value of $136,000 and one tract of vacant land with an estimated market value of $65,000.

At December 31, 2003, other real estate totaled $220,000. This balance consists of four pieces of residential real estate with an estimated market value of $237,000.

14

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

III.	Loan Portfolio, Continued:

D.	Other Interest-Bearing Assets

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2004 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

15

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2004, 2003, 2002, 2001 and 2000 and the years then ended.

	In Thousands, Except Percentages
	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of period	$1,909	1,908	1,804	1,711	1,502

Charge-offs:
Commercial, financial and agricultural	(76)	—	(88)	(85)	(15)
Real estate construction	—	—	—	—	—
Real estate – mortgage	(67)	(56)	(15)	(47)	(48)
Consumer	(16)	(22)	(30)	(19)	(23)
Lease financing	—	—	—	—	—

	(159)	(78)	(133)	(151)	(86)

Recoveries:
Commercial, financial and agricultural	24	10	34	23	91
Real estate construction	—	—	—	—	—
Real estate - mortgage	27	—	13	17	4
Consumer	15	10	10	24	20
Lease financing	—	—	—	—	—

	66	20	57	64	115

Net loan recoveries (charge-offs)	(93)	(58)	(76)	(87)	29

Provision for loan losses charged to expense	—	59	180	180	180

Allowance for loan losses at end of period	$1,816	1,909	1,908	1,804	1,711

Total loans, net of unearned interest, at end of year	$149,116	148,520	149,581	140,731	136,046

Average total loans out-standing, net of unearned interest, during year	$147,981	148,547	143,911	136,168	134,941

Net charge-offs (recoveries) as a percentage of average total loans outstanding, net of unearned interest, during year	.06%	.04%	.05%	0.06%	(0.02)%

Ending allowance for possible loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.22%	1.29%	1.28%	1.28%	1.26%

16

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$843	15%	$1,079	17%
Real estate construction	16	4	14	4
Real estate mortgage	914	79	762	77
Consumer	43	2	54	2

	$1,816	100%	$1,909	100%

	December 31, 2002		December 31, 2001
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,264	19%	$1,217	15%
Real estate construction	14	4	14	4
Real estate mortgage	581	76	537	79
Consumer	49	1	36	2

	$1,908	100%	$1,804	100%

	December 31, 2000
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$1,137	11%
Real estate construction	8	2
Real estate mortgage	524	85
Consumer	42	2

	$1,711	100%

17

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

V.	Deposits:

The average amounts and average interest rates for deposits for 2004, 2003 and 2002 are detailed in the following schedule:

	2004		2003		2002
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$22,417	—%	22,411	—%	21,459	—%
Negotiable order of withdrawal accounts	34,716	.62	34,474	.74	31,514	1.40
Money market demand accounts	9,629	1.19	10,121	1.24	9,190	1.93
Other savings	33,961	.77	33,073	1.07	30,680	1.97
Certificates of deposit $100,000 and over	41,316	2.86	40,574	2.99	48,924	3.29
Certificates of deposit under $100,000	70,495	2.46	73,980	2.71	67,613	3.47
Individual retirement savings accounts	15,542	2.57	15,191	2.90	14,829	3.81

	$228,076	1.71%	229,824	1.91%	224,209	2.56%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2004.

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$18,638	2,396	21,034

Three to six months	5,061	275	5,336

Six to twelve months	4,318	—	4,318

More than twelve months	22,302	2,730	25,032

	$50,319	5,401	55,720

In addition, approximately $317,000 of other time deposits of $100,000 and over are included in “other savings deposits,” which are passbook accounts with a 90-day maturity.

18

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2004, 2003 and 2002.

	2004	2003	2002
Return on assets	1.50%	1.59%	1.73%
(Net income divided by average total assets)

Return on equity	9.40%	10.38%	11.51%
(Net income divided by average equity)

Dividend payout ratio	39.24%	36.17%	32.96%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	15.95%	15.32%	14.99%
(Average equity divided by average total assets)

Leverage capital ratio	16.17%	15.46%	15.00%
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

December 31, 2004

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2004, excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands,
Except
Percentages
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$50,448

Tier II capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,816

Total risk-based capital	$52,264

Risk-weighted assets	$169,364

Risk-based capital ratios:
Tier I capital ratio	29.79%

Total risk-based capital ratio	30.86%

The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2004, the Company and its subsidiary bank were in compliance with these requirements.

20

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2004:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans	$149,116	39,778	4,613	4,560	12,190	87,975
Securities	145,325	26,297	37,017	14,073	6,768	61,170
Interest-bearing deposits	25	25	—	—	—	—
Federal funds sold	6,000	6,000	—	—	—	—
Restricted equity securities	1,303	1,303	—	—	—	—

Total earning assets	301,769	73,403	41,630	18,633	18,958	149,145

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	34,073	34,073	—	—	—	—
Money market demand accounts	10,051	10,051	—	—	—	—
Savings deposits	32,571	32,571	—	—	—	—
Certificates of deposit, $100,000 and over	50,319	4,936	13,702	5,061	4,318	22,302
Certificates of deposit, under $100,000	61,665	6,156	11,145	9,100	9,165	26,099
Individual retirement accounts	15,953	3,650	2,135	2,198	1,381	6,589
Securities sold under repurchase agreements	28,633	28,633	—	—	—	—
Advances from FHLB	1,000	—	—	—	—	1,000

Total interest-bearing liabilities	234,265	120,070	26,982	16,359	14,864	55,990

Interest-sensitivity gap	$67,504	(46,667)	14,648	2,274	4,094	93,155

Cumulative gap		(46,667)	(32,019)	(29,745)	(25,651)	67,504

Interest-sensitivity gap as % of total assets		(15.13)%	4.75%	.73%	1.33%	30.19%

Cumulative gap as % of total assets		(15.13)%	(10.38)%	(9.64)%	(8.31)%	21.88%

The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

21

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

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

22

FIRST MCMINNVILLE CORPORATION

Form 10-K

December 31, 2004

VII.	Short-Term Borrowings

Information related to securities sold under repurchase agreements which are due upon demand is as follows:

	Average				Maximum
	Amounts	Weighted		Year End	Borrowing
	Outstanding	Average	Amount	Weighted	Outstanding
	During	Interest Rate	Outstanding	Average	At Any
Year Ended	The Year	For The Year	At Year End	Interest Rate	Month End
	(In Thousands)		(In Thousands)		(In Thousands)
December 31, 2004	$30,129	1.05%	$28,633	1.20%	$35,446
December 31, 2003	$28,263	1.15%	$28,782	1.01%	$32,352

23