Form 10-Q
period 2005-03-31
FIRST MCMINNVILLE CORP
filed 2005-05-13
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

MARK ONE

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM ____________TO ____________

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

Common stock outstanding: 1,039,375 shares at May 11, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:

Consolidated Balance Sheets — March 31, 2005 and December 31, 2004.

Consolidated Statements of Earnings — For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2005 and 2004.

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

Item 6. Exhibits

Signatures
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICTIONS OF THE CEO & CFO

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST MCMINNVILLE CORPORATION

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Unaudited)

	March 31,	December 31,
	2005	2004
	(In Thousands)
Assets
Loans	$146,901	149,116
Less: Allowance for loan losses	(1,834)	(1,816)

Net loans	145,067	147,300
Securities:
Held — to — maturity, at cost (market value — $58,795,000 and $58,547,000, respectively)	58,037	57,126
Available-for-sale, at market (amortized cost — $88,477,000 and $88,796,000, respectively)	86,675	88,199
Restricted equity securities	1,315	1,303
Federal funds sold	2,500	6,000
Interest bearing deposits in financial institutions	22	25

Total earning assets	293,616	299,953
Cash and due from banks	6,924	4,220
Bank premises and equipment, net of accumulated depreciation	1,712	1,782
Accrued interest receivable	1,856	1,713
Deferred tax asset, net	728	267
Other real estate	147	190
Other assets	386	409

Total assets	$305,369	308,534

Liabilities and Stockholders’ Equity
Deposits	$226,176	226,588
Securities sold under repurchase agreements	26,389	28,633
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,323	2,234

Total liabilities	254,888	258,455

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,235,552 and 1,233,922 shares respectively	3,793	3,745
Retained earnings	52,170	51,033
Net unrealized gains on available-for-sale securities, net of income taxes of $690,000 and $229,000, respectively	(1,112)	(369)

	54,851	54,409
Less cost of treasury stock of 193,867 shares and 193,062 shares, respectively	(4,370)	(4,330)

Total stockholders’ equity	50,481	50,079

Total liabilities and stockholders’ equity	$305,369	308,534

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,403	2,455
Interest and dividends on securities:
Taxable securities	930	837
Exempt from Federal income taxes	369	397
Interest on federal funds sold	39	29

Total interest income	3,741	3,718

Interest expense:
Interest on negotiable order of withdrawal accounts	53	50
Interest on money market demand and savings accounts	110	88
Interest on certificates of deposit	903	821
Interest on securities sold under repurchase agreements and short term borrowings	88	71
Interest on advances from Federal Home Loan Bank	14	14

Total interest expense	1,168	1,044

Net interest income before provision for possible loan losses	2,573	2,674
Provision for possible loan losses	—	—

Net interest income after provision for possible loan losses	2,573	2,674

Non-interest income:
Service charges on deposit accounts	129	110
Other fees and commissions	47	40
Commissions and fees on fiduciary activities	10	9
Securities gains	4	21

	190	180

Non-interest expense:
Salaries and employee benefits	716	748
Occupancy expenses, net	56	51
Furniture and equipment expense	30	20
Data processing expense	75	65
FDIC insurance	8	9
Other operating expenses	231	249

	1,116	1,142

Earnings before income taxes	1,647	1,712
Income taxes	510	527

Net earnings	$1,137	1,185

Basic earnings per common share	$1.09	1.14

Diluted earnings per common share	$1.07	1.12

Dividends per share	$—	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Comprehensive Earnings

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(In Thousands)
Net earnings	$1,137	1,185

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $459,000 and $195,000, respectively	(740)	314
Reclassification adjustment for gains included in net earnings, net of taxes of $2,000 and $8,000, respectively	(3)	(13)

Other comprehensive earnings loss	(743)	301

Comprehensive earnings	$394	1,486

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$3,460	3,767
Fees and commissions received	186	159
Interest paid	(673)	(1,063)
Cash paid to suppliers and employees	(1,024)	(893)
Income taxes paid	(533)	(245)

Net cash provided by operating activities	1,416	1,725

Cash flows from investing activities:
Proceeds from maturities and calls of held-to-maturity securities	1,219	3,485
Proceeds from maturities and calls of available-for-sale securities	3,820	21,049
Purchase of held-to-maturity securities	(2,000)	—
Purchase of available-for-sale securities	(3,500)	(23,210)
Repayment of loans, net of advances to customers	2,276	183
Decrease in interest bearing deposits in financial institutions	3	36
Proceeds from sale of other real estate	—	24
Purchases of premises and equipment	(6)	(14)

Net cash provided by investing activities	1,812	1,553

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(599)	2,247
Net increase (decrease) in time deposits	187	(675)
Increase (decrease) in securities sold under repurchase agreement	(2,244)	407
Dividends paid	(1,376)	(1,357)
Proceeds from issuance of common stock	48	—
Payments to acquire treasury stock	(40)	(15)

Net cash provided by (used in) financing activities	(4,024)	607

Net increase (decrease) in cash and cash equivalents	(796)	3,885
Cash and cash equivalents at beginning of period	10,220	13,084

Cash and cash equivalents at end of period	$9,424	16,969

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION

Consolidated Statements of Cash Flows, Continued

Three Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(Unaudited)

	2005	2004
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,137	1,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	76	72
Amortization and accretion, net	(126)	(126)
FHLB dividend reinvestment	(12)	(12)
Securities gains	(4)	(21)
Decrease in other assets, net	23	28
Increase (decrease) in other liabilities	(30)	431
Decrease (increase) in interest receivable	(143)	61
Increase (decrease) in interest payable	495	(19)

Total adjustments	279	414

Net cash provided by operating activities	$1,416	1,599

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $457,000 and income taxes of $187,000, respectively	$(743)	301

Loans transferred to other real estate	$—	65

Other real estate transferred to loans	$43	189

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, comprehensive earnings for the three months ended March 31, 2005 and 2004 and changes in cash flows for the three months ended March 31, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a more complete discussion of factors that affect liquidity, capital and the results of operations.

Cautionary Note Concerning Forward-Looking Statements

     In this Quarterly Report and in documents incorporated herein by reference, or to which we refer, the Company may be communicate statements relating to anticipated future results of the Bank or the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s consolidated actual results may differ materially from those included in such forward-looking statements, such as those described in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions of belief, planning, and strategy. These statements may relate to, among other things, loan loss reserve adequacy, changes in interest rates, the impact of changes in interest rates, and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or the Bank, and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors may affect our financial condition and profitability, including changes in economic conditions, the volatility of and relative impact of particular interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law and regulation, regulatory issues and concerns, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, and success in gaining regulatory approvals when required, as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in this section, as well as other portions of this Quarterly Report, is to provide reader of this report with information relevant to understanding and assessing the financial condition and results of operations of the consolidated Company and not to predict the future or to guarantee results. The Company does not intend, and expressly disclaims any obligation, to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

     Analysis of rate sensitivity and rate gap analysis are the primary tools used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Included in the analysis are cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing and deposit volume and mix. These assumptions are inherently uncertain, and, as a result, net interest income cannot be precisely estimated nor can the impact of higher or lower interest rates on net interest income be precisely predicted. Actual results will differ due to timing, magnitude and frequency of interest rate changes and changes in market conditions and managements strategies, among other factors.

     Based on the results of the analysis as of March 31, 2005, the Company would expect net interest income to decrease approximately $503,000 over a twelve month period if rates decreased 2%. Net interest income would be expected to increase approximately $203,000 over a 12 month period should rates increase 2%. The rate sensitivity as of March 31, 2005 was .68 to 1.0 (0-91 days) and .96 to 1.00 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Interest Rate Sensitivity Management, Continued

     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $9.7 million mature or reprice within the next twelve months.

     A secondary source of liquidity is the Bank’s loan portfolio. At March 31, 2005 commercial, consumer and other loans of approximately $35.3 million and single family residential loans of approximately $9.6 million either will become due or will be subject to rate adjustments within twelve months.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $26.2 million will become due during the next twelve months. The Bank’s deposit base decreased $412,000 during the quarter ended March 31, 2005. Securities sold under repurchase agreements decreased approximately $2.2 million. The decrease in Federal Funds sold was used primarily to fund reductions in deposits and securities sold under repurchase agreements. Federal funds sold were $2.5 million at March 31, 2005 and $6.0 million at December 31, 2004. The decrease in Federal funds sold was used primarily to fund reductions in deposits and securities sold under repurchase agreements. Securities decreased $613,000 during the quarter ended March 31, 2005. The net decrease in securities resulted primarily from calls and maturities. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2005 and December 31, 2004. This balance may remain static for some time due to the fact that a pre-payment premium might apply in the event of a principal reduction before the April 30, 2008 maturity date.

     Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit and regular savings. Management does not expect that there will be significant withdrawals from these accounts in the future that are inconsistent with past experience.

     It is expected that with present maturities, the anticipated change in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonable likely to result in the Company’s liquidity changing in any material way.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 16.9% at March 31, 2005 and 16.4% at December 31, 2004. The increase in the ratio resulted primarily from net earnings of $1,137,000 during the three months ended March 31, 2005. Total assets decreased $3,165,000 during the three months ended March 31, 2005. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2005 was 9.0% compared to 9.9% for the comparable period in 2004. Cash dividends will be increased during the remainder of 2005 over 2004 only in the discretion of the Board of Directors and as profits permit. No dividends have been declared in 2005 and dividends declared during 2004 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2005 the Bank has a Tier 1 risk-based ratio of 30.8%, a total capital to risk-based ratio of 31.9% and a Tier 1 leverage ratio of 16.8%, and fell within the category of “well capitalized” under the regulations.

     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. Dividends are never assured and remain both restricted by law and prudential considerations and subject to the discretion of the Company’s and the Bank’s respective Boards of Directors.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

     Net earnings were $1,137,000 for the three months ended March 31, 2005 as compared to $1,185,000 for the same period in 2004.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.

     The Company’s interest income, excluding tax equivalent adjustments, increased by $23,000 or 0.6% during the three months ended March 31, 2005 as compared to a decrease of $345,000 or 8.5% for the same period in 2004. The increase in 2005 was due primarily to significant increases in the interest rates by the Federal Reserve Bank during the last two quarters of 2004 and the first quarter of 2005. This increase comes after record low interest rates during the beginning of 2004. The ratio of average earning assets to total average assets was 97.2% for the quarter ended March 31, 2005 and 96.7% for the quarter ended March 31, 2004.

     Interest expense increased $124,000 for the three months ended March 31, 2005 or 11.9% compared to a decrease of $246,000 or 19.1% for the same period in 2004. The increase in 2005 versus a decrease in 2004 relates to significant changes in interest rates as previously discussed.

     The foregoing resulted in net interest income of $2,573,000 for the three months ended March 31, 2005 a decrease of $101,000 or 3.8% compared to the same period in 2004.

     The following schedule details the loans of the Company at March 31, 2005 and December 31, 2004:

	(In Thousands)
	March 31,	December 31,
	2005	2004
Commercial, financial & agricultural	$26,207	21,946
Real estate – construction	8,024	6,563
Real estate – mortgage	109,969	117,960
Consumer	2,701	2,647

	$146,901	149,116

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

     The Company’s first mortgage single family residential and consumer loans which total approximately $58,953,000 and $2,701,000, respectively at March 31, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

     The Company considers all loans on nonaccural status that are subject to the provisions of SFAS Nos. 114 and 118 to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Past due status is based on contractual terms of a loan. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay or the Bank’s anticipated ability to collect from apparently available sources such as the borrower, collateral, and/or third party obligors.

     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2005, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months ended March 31, 2005 or year ended December 31, 2004. Therefore, all interest income during these periods was recognized on the accrual basis.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2005, the Company had one loan totaling $247,000 that had been restructured. This loan was in compliance with the modified terms.

     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

     Impaired loans and related allowance for loan loss amounts at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
	(In Thousands)
Recorded investment	$1,017	1,097
Allowance for loan losses	$274	357

     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.

     The average recorded investment in impaired loans for the three months ended March 31, 2005 and 2004 was $1,030,000 and $2,467,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $19,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively.

     The following schedule details selected information as to non-performing loans of the Company at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$127	—	8	—
Installment loans	8	—	—	—
Commercial	—	—	—	—

	$135	—	8	—

Renegotiated loans	$—	—	—	—

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$1,816	1,909
Add (deduct):
Losses charged to allowance	—	(32)
Recoveries credited to allowance	18	8
Provision for loan losses	—	—

Balance, March 31, 2005 and 2004, respectively	$1,834	1,885

     There was no provision for loan losses during the first three months of 2005. There was no provision for loan losses for the first three months of 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis, of course, no system is infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     The following table presents total internally graded loans as of March 31, 2005 and December 31, 2004:

	March 31, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,204	3,926	1,278	—
Real estate mortgage	2,570	—	2,514	56
Real estate construction	—	—	—	—
Consumer	37	—	37	—

	$7,811	3,926	3,829	56

	December 31, 2004
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,621	4,001	1,620	—
Real estate mortgage	2,525	—	2,469	56
Real estate construction	—	—	—	—
Consumer	38	—	38	—

	$8,184	4,001	4,127	56

     The collateral values, based on estimates received by management, collateralizing the above internally classified loans total approximately $18,255,000 ($2,958,000 related to real estate and $75,297,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

     Residential real estate loans that are graded substandard totaling $2,514,000 and $2,469,000 at March 31, 2005 and December 31, 2004 consist of thirty eight individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of a recent plant closing in Warren County, Tennessee.

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$948	18%	$843	15%
Real estate construction	20	5	16	4
Real estate mortgage	822	75	914	79
Consumer	44	2	43	2

	$1,834	100%	$1,816	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income, exclusive of securities gains, was $186,000 for the three months ended March 31, 2005 as compared to $159,000 for the same period in 2004. The increase was primarily due to increases in miscellaneous customer service fees.

     Securities gains totaled $4,000 for the quarter ended March 31, 2005. Securities gains totaled $21,000 for the quarter ended March 31, 2004.

     Non-interest expense was $1,116,000 and $1,142,000 for the first three months of 2005 and 2004, respectively, a decrease of 2.3%. Insignificant decreases in several non-interest expense classifications, comprise the decrease.

     Management is not aware of any current recommendations by applicable regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

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

     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2005 and 2004:

(In Thousands, except share and per share amounts)	2005	2004
Basic EPS Computation:
Numerator — income available to common shareholders	$1,137	1,185

Denominator — weighted average number of common shares outstanding	1,041,523	1,043,410

Basic earnings per common share	$1.09	1.14

Diluted EPS Computation:
Numerator	$1,137	1,185

Denominator:
Weighted average number of common shares outstanding	1,041,523	1,043,410
Dilutive effect of stock options	18,296	17,036

	1,059,819	1,060,446

Diluted earnings per common share	$1.07	1.12

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

FIRST MCMINNVILLE CORPORATION

FORM 10-Q, CONTINUED

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Stock Option Plan, Continued

     SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the quarters ended March 31, 2005 and 2004, respectively, would have been reduced to the proforma amounts indicated below:

(In Thousands except per share amounts)	2005	2004
Net earnings:
As Reported	$1,137	1,185
Proforma	$1,133	1,182
Basic earnings per common share:
As Reported	$1.09	1.14
Proforma	$1.09	1.13
Diluted earnings per common share:
As Reported	$1.07	1.12
Proforma	$1.07	1.11

     Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.

     In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123 (revised)”) related to share based payments. For First McMinnville Corporation SFAS No. 123 (revised) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. First McMinnville Corporation is currently assessing the impact of SFAS No. 123 (revised); however, management does not expect the impact to be material to the financial condition or results of operations.

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

     There have been no material changes in reported market risks during the three months ended March 31, 2005. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

     The implementation of Section 404 of the Sarbanes-Oxley Act, and related matters, could result in significant costs for the Company on a consolidated basis. However, at this time, such costs are not believed to be material.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
January 12, 2005	1,000	$29.08
March 11, 2005	100	$29.08
March 16, 2005	30	$29.08
March 24, 2005	500	$29.08

The aggregate proceeds of the shares sold were $47,400.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4 (2) of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(b)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED

(c)	The Issuer repurchased 805 of its common shares in the first quarter of this fiscal year, which ended March 31, 2005.

				(c)	(d)
				Total Number	Maximum
				of Shares	Number (or
Period Covered				(or Units)	Approximate
by this Report -	(a)			Purchased as	Dollar Value)
First Fiscal	Total Number		(b)	Part of Publicly	of Shares
Quarter of 2005	of Shares		Average Price	Announced	(or Units)
(January 1	(or Units)		Paid Per	Plans	that May Yet
through March 31)	Purchased		Share (or Unit)	or Programs	Be Purchased
January 1 - 31	—	*	$—	—	—
February 1 - 28	300	*	48.75	*	*
March 1 - 31	505	*	49.51	*	*

Total	805	*	$49.13	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of repurchases. Because there is no established public trading market, the Issuer has historically acted as the purchaser of last resort to provide some liquidity in the shares, paying “book value,” as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.

The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)	None.

(b)	Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

Events Occurring After First Quarter End

Withdrawal of Charter Amendment

The Company proposed to amend and restate its charter this year. All of the proposed charter amendments were approved by the shareholders except for one. However, as was set forth in the proxy statement, the board could elect, and has elected, not to amend the charter at this time. The board has indicated that it is likely to submit a new charter proposal to a future meeting of the shareholders.

Proxy Results

As will be more fully discussed in the Company’s Report on Form 10-Q for the Second Quarter of 2005, the three nominees for election to the board of directors, Charles C. Jacobs, J. Douglas Milner, and Carl M. Stanley, were re-elected. Also, the stockholder ratified the Audit Committee’s selection of Maggart & Associates, P.C. as the company’s independent auditors for fiscal 2005.

Item 5. OTHER INFORMATION

(a)	None.

(b)	None.

Item 6. EXHIBITS

Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.

Exhibit 32 consists of Section 1350 certifications.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)
DATE:	May 11, 2005	/s/ Charles C. Jacobs Charles C. Jacobs Chairman and Chief Executive Officer

DATE:	May 11, 2005	/s/ Kenny D. Neal Kenny D. Neal Chief Financial and Accounting Officer