Form 10-Q
period 2005-06-30
FIRST MCMINNVILLE CORP
filed 2005-08-11
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM ____________TO _________
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
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding 1,036,328 shares at August 9, 2005

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
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In Thousands)
Assets
Loans	$143,462	149,116
Less: Allowance for loan losses	(1,844)	(1,816)

Net loans	141,618	147,300

Securities:
Held-to-maturity, at cost (market value $58,175,000 and $58,547,000, respectively)	57,114	57,126
Available-for-sale, at market (amortized cost $86,418,000 and $88,796,000, respectively)	85,335	88,199
Restricted equity securities	1,329	1,303
Federal funds sold	10,500	6,000
Interest bearing deposits in financial institutions	38	25

Total earning assets	295,934	299,953
Cash and due from banks	5,524	4,220
Bank premises and equipment, net of accumulated depreciation	1,678	1,782
Accrued interest receivable	1,820	1,713
Deferred tax asset, net	453	267
Other real estate	117	190
Other assets	351	409

Total Assets	$305,877	308,534

Liabilities and Stockholders’ Equity
Deposits	$230,001	226,588
Securities sold under repurchase agreements	22,457	28,633
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,203	2,234

Total liabilities	254,661	258,455

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,235,652 shares and 1,233,922 shares, respectively	3,796	3,745
Retained earnings	52,730	51,033
Net unrealized losses on available-for-sale securities, net of income taxes of $415,000 and $229,000, respectively	(669)	(369)

	55,857	54,409

Less cost of treasury stock of 199,324 shares and 193,062 shares, respectively	(4,641)	(4,330)

Total stockholders’ equity	51,216	50,079

Total liabilities and stockholders’ equity	$305,877	308,534

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,435	2,438	$4,838	4,893
Interest and dividends on securities:
Taxable securities	939	864	1,869	1,701
Exempt from Federal income taxes	368	392	737	789
Interest on federal funds sold	57	34	96	63
Interest on interest-bearing deposits in other banks and other interest	1	—	1	—

Total interest income	3,800	3,728	7,541	7,446

Interest expense:
Interest on negotiable order of withdrawal accounts	59	56	112	106
Interest on money market demand and savings accounts	111	89	221	177
Interest on certificates of deposit	989	799	1,892	1,620
Interest on securities sold under repurchase agreements and short term borrowings	90	83	178	154
Interest on advances from Federal Home Loan Bank	14	14	28	28

Total interest expense	1,263	1,041	2,431	2,085

Net interest income	2,537	2,687	5,110	5,361

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,537	2,687	5,110	5,361

Other income:
Service charges on deposit accounts	112	114	241	224
Other fees and commissions	47	34	94	74
Commissions and fees on fiduciary activities	13	26	23	35
Securities gains	—	—	4	21

	172	174	362	354

Other expenses:
Salaries and employee benefits	818	845	1,534	1,593
Occupancy expenses, net	51	50	107	101
Furniture and equipment expense	22	33	52	53
Data processing expense	67	84	142	149
FDIC insurance	8	8	16	17
Other operating expenses	229	277	460	526

	1,195	1,297	2,311	2,439

Earnings before income taxes	1,514	1,564	3,161	3,276
Income taxes	509	505	1,019	1,032

Net earnings	$1,005	1,059	$2,142	2,244

Basic earnings per common share	$.97	1.01	$2.06	2.15

Diluted earnings per common share	$.95	1.00	$2.02	2.12

Dividends per share	$.43	.43	$.43	.43

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands)
Net earnings	$1,005	1,059	$2,142	2,244

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $275,000, $866,000, $184,000 and $671,000, respectively	444	(1,396)	(297)	(1,082)
Reclassification adjustment for gains included in net earnings, net of taxes of $1,000 and $8,000, respectively	—	—	(3)	(13)

Other comprehensive earnings (loss)	444	(1,396)	(300)	(1,095)

Comprehensive earnings (loss)	$1,449	(337)	$1,843	1,149

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$7,153	7,764
Fees and commissions received	358	333
Interest paid	(2,260)	(2,315)
Cash paid to suppliers and employees	(2,008)	(2,077)
Income taxes paid	(959)	(1,055)

Net cash provided by operating activities	2,284	2,650

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	2,269	4,086
Proceeds from maturities of available-for-sale securities	6,881	23,395
Purchase of held-to-maturity securities	(2,000)	(4,000)
Purchase of available-for-sale securities	(4,500)	(26,710)
Repayments (loans to) customers, net	5,673	(1,049)
Decrease (increase) in interest bearing deposits in financial institutions	(13)	46
Proceeds from sale of other real estate	96	24
Purchase of equipment	(41)	(18)

Net cash provided by (used in) investing activities	8,365	(4,226)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	1,777	6,347
Net increase (decrease) in time deposits	1,636	(630)
Increase (decrease) in securities sold under repurchase agreements	(6,176)	4,069
Dividends paid	(1,822)	(1,806)
Payments to acquire treasury stock	(311)	(34)
Proceeds from sales of common stock	51	44

Net cash provided by financing activities	(4,845)	7,990

Net increase in cash and cash equivalents	5,804	6,414

Cash and cash equivalents at beginning of period	10,220	13,084

Cash and cash equivalents at end of period	$16,024	19,498

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,142	2,244
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	145	150
Amortization and accretion, net	(255)	255
Securities gains	(4)	(21)
Loss (gain) on sale of other real estate	(14)	6
FHLB dividend reinvestment	(26)	(24)
Decrease (increase) in interest receivable	(107)	87
Decrease (increase) in other assets, net	111	52
Increase (decrease) in interest payable	171	(230)
Increase (decrease) in other liabilities	121	131

Total adjustments	142	406

Net cash provided by operating activities	$2,284	2,650

Supplemental schedule of non-cash activities:

Unrealized loss in value of securities available-for-sale, net of income taxes of $186,000 and $679,000, respectively	$(300)	(1,095)

Non-cash transfers from loans to other real estate	$52	332

Other real estate transferred to loans	$43	420

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
In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, and the results of operations for the three months and six months ended June 30, 2005 and 2004, comprehensive earnings for the three months and six months ended June 30, 2005 and 2004 and changes in cash flows for the six months ended June 30, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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
Cautionary Note Concerning Forward-Looking Statements
     In this Quarterly Report and in documents incorporated herein by reference, or to which we refer, the Company may communicate statements relating to anticipated future results of the Bank or the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s consolidated actual results may differ materially from those included in such forward-looking statements, such as those described in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions of belief, planning, and strategy. These statements may relate to, among other things, loan loss reserve adequacy, changes in interest rates, the impact of changes in interest rates, and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or the Bank, and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors may affect our financial condition and profitability, including changes in economic conditions, the volatility of and relative impact of particular interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law and regulation, regulatory issues and concerns, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, and success in gaining regulatory approvals when required, as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in this section, as well as other portions of this Quarterly Report, is to provide reader of this report with information relevant to understanding and assessing the financial condition and results of operations of the consolidated Company and not to predict the future or to guarantee results. The Company does not intend, and expressly disclaims any obligation, to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.
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
     Based on the results of the analysis as of June 30, 2005, the Company would expect net interest income to decrease approximately $481,000 over a twelve month period if rates decreased 2%. Net interest income would be expected to increase approximately $175,000 over a 12 month period should rates increase 2%. This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.
     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity. Federal funds sold were $10.5 million at June 30, 2005 as compared to $6.0 million at December 31, 2004. This increase results primarily from loan repayments during the period.
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $10.3 million mature or reprice within the next twelve months.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     A secondary source of liquidity is the Bank’s loan portfolio. At June 30, 2005 commercial, consumer and other loans of approximately $38.2 million and loans secured by first liens on 1-4 family residential properties of approximately $10.3 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $27.9 million will become due during the next twelve months. The Bank’s deposit base increased approximately $3.4 million during the six months ended June 30, 2005. Securities sold under repurchase agreements decreased approximately $6.2 million. The deposit base increased approximately $3.8 million during the second quarter of 2005. Securities sold under repurchase agreements decreased $3.9 million during the second three months of 2005. Advances from the Federal Home Loan Bank were $1,000,000 at June 30, 2005 and at December 31, 2004. This balance may remain static for some time due to a prepayment premium provision which may apply in the event of a principal reduction before the April 30, 2008 maturity date.
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
Capital Resources
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 17.0% at June 30, 2005 and 16.4% at December 31, 2004. Total assets decreased approximately $2.7 million during the six months ended June 30, 2005. The annualized rate of return on average stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first six months of 2005 was 8.5% compared to 9.4% for the comparable period in 2004. Dividends of $446,000 and $449,000 or $.43 per share were declared in the six months ended June 30, 2005 and 2004, respectively. Cash dividends will be increased in the remainder of 2005 over 2004 only in the discretion of the Board of Directors and as profits permit. Dividends paid during 2004 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Resources, Continued
     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2005 the Bank has a Tier 1 risk-based ratio of 31.9%, a total capital to risk-based ratio of 33.0% and a Tier 1 leverage ratio of 17.0%. These percentages fall within the “well capitalized” category under the regulations.
     The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. Dividends are never assured and remain both restricted by law and prudential considerations and subject to the discretion of the Company’s and the Bank’s respective Board of Directors.
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
Results of Operations
     Net earnings were $2,142,000 for the six months ended June 30, 2005 as compared to $2,244,000 for the same period in 2004. Net earnings were $1,005,000 for the quarter ended June 30, 2005 as compared to $1,059,000 during the same quarter in 2004.
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

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The Company’s interest income, excluding tax equivalent adjustments, increased by $95,000 or 1.3% during the six months ended June 30, 2005 as compared to a decrease of $638,000 or 7.9% during the six months ended June 30, 2004 as compared to the same period in 2003. Interest income for the quarter ended June 30, 2005 increased $72,000 or 1.9% over the quarter ended June 30, 2004, and increased $59,000 or 1.6% from the first quarter of 2005. The increase in 2005 was due primarily to significant increases in the interest rates by the Federal Reserve Bank during the last two quarters of 2004 and continued increases during 2005. This increase comes after record low interest rates during the beginning of 2004. The ratio of average earning assets to total average assets was 97.2% for the six months ended June 30, 2005 and 97.0% for the same period in 2004.
     Interest expense increased by $346,000 for the six months ended June 30, 2005 or 16.6% compared to the same period in 2004. Interest expense for the quarter ended June 30, 2005 increased $222,000 or 21.3% as compared to the quarter ended June 30, 2004. Interest expense for the quarter ended June 30, 2005 increased $95,000 or 8.1% compared to the first quarter of 2005. The increase in 2005 relates primarily to the changes in interest rates as previously discussed.
     The foregoing resulted in net interest income of $5,110,000 for the six months ended June 30, 2005, a decrease of $251,000 or 4.7% compared to the same period for 2004. Net interest income for the quarter ended June 30, 2005 decreased $150,000 or 5.6% as compared to the second quarter of 2004 and a decrease of $36,000 or 1.4% when compared to the first quarter in 2005.
     The following schedule details the loans of the Company at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(In Thousands)
Commercial, financial and agricultural	$25,085	21,946
Real estate construction	9,746	6,563
Real estate mortgage	105,978	117,960
Consumer	2,653	2,647

	$143,462	149,116

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $60,243,000 and $2,653,000, respectively at June 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
     The Company considers all loans on nonaccrual status that are subject to the provisions of SFAS Nos. 114 and 118 to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when any required payment of principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Past due status is based on contractual terms of a loan. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay or the Bank’s anticipated ability to collect from apparently available sources such as the borrower, collateral, and/or third party obligors.
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at June 30, 2005 and 2004 nor at anytime during the six month periods then ended. Therefore, all interest income during these periods was recognized on the accrual basis.

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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2005, the Company had one loan totaling $154,000 that had been restructured. This loan was in compliance with the modified terms.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
	Recorded	Recorded
(In Thousands)	Investment	Investment
Recorded investment	$1,015	$1,097
Allowance for loan losses	$373	$357
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the six months ended June 30, 2005 and 2004 was $1,018,000 and $2,291,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $37,000 and $76,000 for 2005 and 2004, respectively.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate mortgage	$11	—	8	—
Consumer	10	—	—	—
Commercial	—	—	—	—

	$21	—	8	—

Renegotiated loans	$—	—	—	—

     Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$1,816	1,909
Add (deduct):
Losses charged to allowance	(12)	(56)
Recoveries credited to allowance	40	27
Provision for loan losses	—	—

Balance, June 30, 2005 and 2004, respectively	$1,844	1,880

     There was no provision for loan losses for the first six months of 2005 nor was there a provision for the first six months of 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and monitor potential problem loans on a timely basis, of course no system is either infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

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
     The following table presents total internally graded loans as of June 30, 2005 and December 31, 2004:

	June 30, 2005
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$6,087	5,202	885	—
Real estate mortgage	2,701	—	2,701	—
Real estate construction	—	—	—	—
Consumer	68	—	68	—

	$8,856	5,202	3,654	—

	December 31, 2004
	(In Thousands)	Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,621	4,001	1,620	—
Real estate mortgage	2,525	—	2,469	56
Real estate construction	—	—	—	—
Consumer	38	—	38	—

	$8,184	4,001	4,127	56

     The collateral values, based on estimates received by management, collateralizing the above internally graded loans total approximately $19,338,000, ($3,086,000 related to real estate loans and $16,252,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Residential real estate loans that are graded substandard totaling $2,701,000 and $2,469,000 at June 30, 2005 and December 31, 2004, respectively, consist of forty and thirty-eight individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings in Warren County, Tennessee.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$990	17%	$843	15%
Real estate construction	24	7	16	4
Real estate mortgage	784	74	914	79
Consumer	46	2	43	2

	$1,844	100%	$1,816	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of securities gains, was $358,000 for the six months ended June 30, 2005 as compared to $333,000 for the same period in 2004. The increase was primarily due to increases in service charges on deposits and other fees and commissions.
     Securities gains were $4,000 and $21,000 during the six month period ended June 30, 2005 and 2004, respectively. The gains in 2005 and 2004 relate primarily to calls of securities prior to their scheduled maturity.
     Non-interest expense decreased $128,000 or 5.3% during the first six months of 2005 as compared to the same period in 2004. Salaries and employee benefits decreased $59,000 or 3.7%, and other operating expenses decreased $66,000 or 12.6%.
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
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2005	2004	2005	2004
Basic EPS Computation:
Numerator — income available to common shareholders	$1,005	1,059	2,142	2,244

Denominator — weighted average number of common shares outstanding	1,039,135	1,044,318	1,040,322	1,043,864

Basic earnings per common share	$.97	1.01	2.06	2.15

Diluted EPS Computation:
Numerator	$1,005	1,059	2,142	2,244

Denominator:
Weighted average number of common shares outstanding	1,039,135	1,044,318	1,040,322	1,043,864
Dilutive effect of stock options	18,435	16,732	18,435	16,732

	1,057,570	1,061,050	1,058,757	1,060,596

Diluted earnings per common share	$.95	1.00	2.02	2.12

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
     SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS No. 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2005 and 2004, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2005	2004	2005	2004
Net earnings:
As Reported	$1,005	1,059	2,142	2,244
Proforma	$1,001	1,057	2,134	2,239

Basic earnings per common share:
As Reported	$.97	1.01	2.06	2.15
Proforma	$.96	1.01	2.05	2.14

Diluted earnings per common share:
As Reported	$.95	1.00	2.02	2.12
Proforma	$.95	1.00	2.02	2.11
     Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net earnings for future years.
     In December, 2004, the Financial Accounting Standards Board (“FASB”) reissued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123 (revised)”) related to share based payments. For First McMinnville Corporation SFAS No. 123 (revised) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first annual reporting period after December 15, 2005. First McMinnville Corporation is currently assessing the impact of SFAS No. 123 (revised); however, management does not expect the impact to be material to the financial condition or results of operations.

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
     There have been no material changes in reported market risks during the six months ended June 30, 2005. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 4. Controls and Procedures
     Within the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.
     There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
     The implementation of Section 404 of the Sarbanes-Oxley Act, and related matters, could result in significant costs for the Company on a consolidated basis. However, at this time, such costs are not believed to be material.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
June 15, 2005	100	$29.08
The aggregate proceeds of the shares sold were $2,908.
There were no underwriters and no underwriting discounts or commissions. All sales were for cash.
The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of the Securities Act of 1933, as amended.
The securities sold are not convertible.
The proceeds of the sales are being used by the Company for general corporate purposes.
(b)	Not Applicable.
(c)	The Issuer repurchased 5,457 of its common shares in the second quarter of this fiscal year, which ended June 30, 2005.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number (or
Period Covered			(or Units)	Approximate
by this Report -	(a)		Purchased as	Dollar Value)
Second Fiscal	Total Number	(b)	Part of Publicly	of Shares
Quarter of 2005	of Shares	Average Price	Announced	(or Units)
(April 1	(or Units)	Paid Per	Plans	that May Yet
through June 30)	Purchased	Share (or Unit)	or Programs	Be Purchased
April 1 - 30	2,310 *	$49.12	*	*
May 1 - 31	— *	—	*	*
June 1 - 30	3,147 *	50.09	*	*

Total	5,457 *	$49.61	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of purchases. Because there is no established public trading market, the Issuer has historically acted as the purchasor of last resort to provide some liquidity in the shares paying “book value”, as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.
     The only restrictions on working capital and/or dividends are those reported in Part I.

PART II. OTHER INFORMATION, CONTINUED
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None.

(b)	Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held April 12, 2005.

(b)	The following persons were elected at the annual meeting of stockholders on April 12, 2005:
          Charles C. Jacobs, J. Douglas Milner and Carl M. Stanley
(c)	(1) Each of the above directors were elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Withheld	Non-Votes
Charles C. Jacobs	724,403	602,823	121,580	—	—
J. Douglas Milner	724,403	668,296	56,107	—	—
Carl M. Stanley	724,403	603,623	120,780	—	—
(2)	The ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2005 was as follows:

Number of				Broker
Shares Voting	For	Against	Withheld	Non-Votes
724,403	561,871	156,214	6,318	—
(3)	The Company proposed to amend and restate its charter at the annual meeting of the stockholders on April 12, 2005. All the proposed charter amendments were approved by the shareholders except for one. However, as was set forth in the proxy statements, the Board could elect, and did elect, not to amend the charter at this time. The Board has indicated that it is likely to submit a new charter proposal to a future meeting of the shareholders.
(d)	Not Applicable.
Item 5. OTHER INFORMATION
(a)	None.

(b)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED
Item 6. EXHIBITS
     Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.
     Exhibit 32.1 and 32.2 consists of Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION

(Registrant)

DATE: August 9, 2005	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: August 9, 2005	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer