Form 10-Q
period 2005-09-30
FIRST MCMINNVILLE CORP
filed 2005-11-10
CIK 743397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

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
YES ☐      NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
     Common stock outstanding 1,030,771 shares at November 9, 2005

FIRST MCMINNVILLE CORPORATION
FORM 10Q

PART 1	FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company are as follows:

Consolidated Balance Sheets — September 30, 2005 and December 31, 2004.

Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2005 and 2004.

Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2005 and 2004.

Consolidated Statements of Cash Flows — For the nine months ended September 30, 2005 and 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.	Quantitative and Qualitative Disclosures about Market Risk*

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

Signatures

EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In Thousands)
Assets
Loans	$142,090	149,116
Less: Allowance for loan losses	(1,914)	(1,816)

Net loans	140,176	147,300

Securities:
Held to maturity, at cost (market value $60,668,000 and $58,547,000, respectively)	59,702	57,126
Available-for-sale, at market (amortized cost $91,570,000 and $88,796,000, respectively)	90,243	88,199
Restricted equity securities	1,344	1,303
Federal funds sold	9,100	6,000
Interest-bearing deposits in financial institutions	45	25

Total earning assets	300,610	299,953

Cash and due from banks	5,628	4,220
Bank premises and equipment, net of accumulated depreciation	1,878	1,782
Accrued interest receivable	1,822	1,713
Deferred tax asset, net	547	267
Other real estate	133	190
Other assets	477	409

Total assets	$311,095	308,534

Liabilities and Stockholders’ Equity
Deposits	$235,625	226,588
Securities sold under repurchase agreements	20,914	28,633
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,562	2,234

Total liabilities	259,101	258,455

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares issued 1,235,652 shares and 1,233,922 shares, respectively	3,796	3,745
Retained earnings	53,878	51,033
Net unrealized losses on available-for-sale securities, net of income taxes of $508,000 and $229,000, respectively	(819)	(369)

	56,855	54,409
Less cost of treasury stock of 203,700 shares and 193,062 shares, respectively	(4,861)	(4,330)

Total stockholders’ equity	51,994	50,079

Total liabilities and stockholders’ equity	$311,095	308,534

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months and Nine Months Ended
September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars In Thousands, Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,462	2,441	$7,300	7,334
Interest and dividends on securities:
Taxable securities	1,009	894	2,878	2,595
Exempt from Federal income taxes	361	395	1,098	1,184
Interest on federal funds sold	89	43	185	106
Interest on interest-bearing deposits in other banks and other interest	—	—	1	—

Total interest income	3,921	3,773	11,462	11,219

Interest expense:
Interest on negotiable order of withdrawal accounts	58	56	170	162
Interest on money market demand and savings accounts	131	89	352	266
Interest on certificates of deposit	1,089	841	2,981	2,461
Interest on securities sold under repurchase agreements and short term borrowings	99	84	277	238
Interest on advances from Federal Home Loan Bank	14	14	42	42

Total interest expense	1,391	1,084	3,822	3,169

Net interest income	2,530	2,689	7,640	8,050
Provision for loan losses	—	—	—	—

Net interest Income after provision for loan losses	2,530	2,689	7,640	8,050

Other income:
Service charges on deposit accounts	122	120	363	344
Other fees and commissions	46	31	140	105
Commissions and fees on fiduciary activities	21	32	44	67
Securities gains	2	4	6	25

Total other income	191	187	553	541

Other expenses:
Salaries and employee benefits	732	748	2,266	2,341
Occupancy expenses, net	52	54	159	155
Furniture and equipment expense	24	28	76	81
Data processing expense	43	83	185	232
FDIC insurance	7	8	23	25
Other operating expenses	193	248	653	774

Total other expenses	1,051	1,169	3,362	3,608

Earnings before income taxes	1,670	1,707	4,831	4,983

Income taxes	521	512	1,540	1,544

Net earnings	$1,149	1,195	$3,291	3,439

Basic earnings per common share	$1.11	1.15	$3.17	3.29

Diluted earnings per common share	$1.09	1.13	$3.11	3.24

Dividends per share	$—	—	$.43	.43

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In Thousands)
Net earnings	$1,149	1,195	$3,291	3,439

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $93,000, $573,000, $277,000 and $97,000, respectively	(149)	926	(446)	(157)
Reclassification adjustment for gains included in net earnings, net of taxes of $1,000, $1,000, $2,000 and $10,000, respectively	(1)	(3)	(4)	(15)

Other comprehensive earnings (loss)	(150)	923	(450)	(172)

Comprehensive earnings	$999	2,118	2,841	3,267

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents

	2005	2004
	(In Thousands)
Cash flows from operating activities:
Interest received	$11,014	10,857
Fees and commissions received	547	516
Interest paid	(3,409)	(3,262)
Cash paid to suppliers and employees	(3,023)	(3,029)
Income taxes paid	(1,483)	(1,562)

Net cash provided by operating activities	3,646	3,520

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	2,501	7,419
Proceeds from maturities of available-for-sale securities	14,204	27,654
Purchase of available-for-sale securities	(17,000)	(30,960)
Purchase of held-to-maturity securities	(4,750)	(7,500)
Loans made to customers, net of repayments	7,099	2,090
Purchase of premises and equipment	(284)	(22)
Decrease (increase) in interest bearing deposits in financial institutions	(20)	54
Proceeds from sale of other real estate	96	24

Net cash provided by (used in) investing activities	1,846	(1,241)

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	4,171	708
Net increase in time deposits	4,866	4,153
Increase (decrease) in securities sold under repurchase agreement	(7,719)	1,488
Dividends paid	(1,822)	(1,806)
Payments to acquire treasury stock	(530)	(173)
Proceeds from sales of common stock	50	46

Net cash provided by (used in) financing activities	(984)	4,416

Net increase in cash and cash equivalents	4,508	6,695

Cash and cash equivalents at beginning of period	10,220	13,084

Cash and cash equivalents at end of period	$14,728	19,779

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2005 and 2004
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2005	2004
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,291	3,439
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	188	228
Amortization and accretion, net	(298)	(357)
Securities gains	(6)	(25)
Loss (gain) on sales of other real estate	(14)	5
FHLB dividend reinvestment	(41)	(35)
Decrease (increase) in interest receivable	(109)	31
Decrease (increase) in other assets, net	(69)	64
Increase (decrease) in interest payable	413	(92)
Increase (decrease) in other liabilities, net	291	262

Total adjustments	355	81

Net cash provided by operating activities	$3,646	3,520

Supplemental schedule of non-cash activities:

Unrealized loss in value of securities available-for-sale, net of income taxes of $279,000 and $107,000, respectively	$(450)	(172)

Transfer of loans to other real estate	$120	380

Other real estate transferred to loans	$95	489

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
In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of operations for the nine months and three months ended September 30, 2005 and 2004, comprehensive earnings for the nine months and three months ended September 30, 2005 and 2004 and changes in cash flows for the nine months ended September 30, 2005 and 2004. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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
Cautionary Note Concerning Forward — Looking Statements
          In this Quarterly Report and in documents incorporated herein by reference, or to which we refer, the Company may communicate statements relating to anticipated future results of the Bank or the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s consolidated actual results may differ materially from those included in such forward-looking statements, such as those described in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions of belief, planning, and strategy. These statements may relate to, among other things, loan loss reserve adequacy, changes in interest rates, the impact of changes in interest rates, and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or the Bank, and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors may affect our financial condition and profitability, including changes in economic conditions, the volatility of and relative impact of particular interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, natural disasters, changes in law and regulation, regulatory issues and concerns, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, and success in gaining regulatory approvals when required, as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in this section, as well as other portions of this Quarterly Report, is to provide reader of this report with information relevant to understanding and assessing the financial condition and results of operations of the consolidated Company and not to predict the future or to guarantee results. The Company does not intend, and expressly disclaims any obligation, to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.
Liquidity and Interest Rate Sensitivity Management
     The concept of liquidity involves the ability of the Company and its subsidiary to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Interest Rate Sensitivity Management, Continued
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
          Based on the results of the analysis as of September 30, 2005, the Company would expect net interest income to increase approximately $306,000 over a twelve month period if rates increased 2%. Net interest income would be expected to decrease approximately $575,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of September 30, 2005 was .89 to 1 (0-91 days) and 1.19 to 1 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.
          Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity. Fed funds sold were $9.1 million at September 30, 205 as compared to $6.0 million at December 31, 2004. This increase results primarily from loan repayments during the period.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Interest Rate Sensitivity Management, Continued
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $17.5 million mature or reprice within the next twelve months.
     Included in the investment portfolio are corporate bonds, which are classified as held-to-maturity, with a carrying value of $998,433 (market value of $1,005,468), which have recently been downgraded by Standard and Poor’s due primarily to negative earnings trends from the issuer. Management does not anticipate any material effect on the Company’s financial condition resulting from the 2006 scheduled redemption date.
     A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2005 commercial, consumer and other loans of approximately $37.7 million and single family residential loans of approximately $13.1 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $29.6 million will become due during the next twelve months. The Bank’s deposit base increased approximately $9 million during the nine months ended September 30, 2005. Securities sold under repurchase agreements decreased approximately $7.7 million during the nine months ended September 30, 2005. A decrease in securities sold under agreements to resell of approximately $1.5 million occurred during the quarter ended September 30, 2005. The deposit base increased approximately $5.6 million during the quarter ended September 30, 2005. Advances from the Federal Home Loan Bank were $1,000,000 at September 30, 2005 and December 31, 2004. This balance may remain static for some time due to a prepayment premium provision which may apply in the event of a principal reduction before the April 8, 2008 maturity date.
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
Capital Resources
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 17.0% at September 30, 2005 and 16.4% at December 31, 2004. The increase in the ratio resulted primarily from net earnings of $3,291,000 during the nine months ended September 30, 2005. Total assets increased approximately $2.6 million during the nine months ended September 30, 2005. The annualized rate of return on stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first nine months of 2005 was 8.5% compared to 9.3% for the comparable period in 2004. Dividends of $446,000 and $449,000 or $.43 per share were declared in the nine months ended September 30, 2005 and 2004, respectively. Cash dividends will be increased in the remainder of 2005 over 2004 only at the discretion of the Board of Directors and as profits permit. Dividends paid during 2004 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.
     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. As of September 30, 2005, the Bank has a Tier 1 risk-based ratio of 32.6%, a total capital to risk-based ratio of 33.8% and a Tier 1 leverage ratio of 17.1%. These percentages fall within the “well capitalized” category under the regulations.
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
Results of Operations
     Net earnings were $3,291,000 for the nine months ended September 30, 2005 as compared to $3,439,000 for the same period in 2004. Net earnings were $1,149,000 for the quarter ended September 30, 2005 as compared to $1,195,000 during the same quarter in 2004.
     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $243,000 or 2.2% during the nine months ended September 30, 2005 as compared to the comparable period in 2004. Interest income for the quarter ended September 30, 2005 increased $148,000 or 3.9% when compared to the quarter ended September 30, 2004 and increased $121,000 or 3.2% as compared to the second quarter of 2005. The increases in 2005 are due primarily to significant increases in the interest rates by the Federal Reserve Bank during the last two quarters of 2004 and continued increases during 2005. This increase comes after record low interest rates during early 2005. The ratio of average earning assets to total average assets was 96.6% for the nine months ended September 30, 2005 as compared to 97.0% for the same period in 2004.
     Interest expense increased by $653,000 for the nine months ended September 30, 2005 or 20.6% as compared to the same period in 2004. Interest expense for the quarter ended September 30, 2005 increased $307,000 or 28.3% as compared to the quarter ended September 30, 2004. Interest expense for the quarter ended September 30, 2005 increased $128,000 or 10.1% over the quarter ended June 30, 2005. The increase in 2005 relates primarily to the changes in interest rates as previously discussed.
     The foregoing resulted in net interest income of $7,640,000 for the nine months ended September 30, 2005, a decrease of $410,000 or 5.1% compared to the prior year period. Net interest income for the quarter ended September 30, 2005 decreased $159,000 or 5.9% as compared to the third quarter of 2004. Net interest income for the quarter ended September 30, 2005 decreased $7,000 or .3% as compared to the quarter ended June 30, 2005.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following schedule details the loans of the Company at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(In Thousands)
Commercial, financial and agricultural	$23,467	21,946
Real estate — construction	9,489	6,563
Real estate — mortgage	106,257	117,960
Consumer	2,877	2,647

	$142,090	149,116

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $62,788,000 and $2,877,000, respectively at September 30, 2005, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at September 30, 2005 and 2004 nor at anytime during the nine month periods then ended. Therefore, all interest income during these periods was recognized on the accrual basis.
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
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2005, the Company had one loan totaling $113,000 that has had the terms restructured.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Impaired loans and related allowance for loan loss amounts at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
	Recorded	Recorded
(In Thousands)	Investment	Investment
Recorded investment	$1,057	$1,097
Allowance for loan losses	$371	$357
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the nine months ended September 30, 2005 and 2004 was $1,034,000 and $2,204,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $61,000 and $94,000 for 2005 and 2004, respectively.
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2005:

	September 30, 2005		December 31, 2004
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate mortgage	$11	—	$8	—
Consumer	3	—	—	—
Commercial	—	—	—	—

	$14	—	$8	—

Renegotiated loans	$—	—	$—	—

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
Balance, January 1, 2005 and 2004, respectively	$1,816	1,909
Add (deduct):
Losses charged to allowance	(27)	(67)
Recoveries credited to allowance	125	55
Provision for loan losses	—	—

Balance, September 30, 2005 and 2004, respectively	$1,914	1,897

     There was no provision for loan losses for the first nine months of 2005 nor was there a provision for the first nine months of 2004. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and to monitor potential problem loans on a timely basis, of course, no system is either infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.
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
Results of Operations, Continued
     The following table presents total internally graded loans as of September 30, 2005 and December 31, 2004:

	September 30, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,852	5,015	837	—
Real estate mortgage	2,787	—	2,787	—
Real estate construction	—	—	—	—
Consumer	86	—	86	—

	$8,725	5,015	3,710	—

	December 31, 2004
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,621	4,001	1,620	—
Real estate mortgage	2,525	—	2,469	56
Real estate construction	—	—	—	—
Consumer	38	—	38	—

	$8,184	4,001	4,127	56

     The collateral values, based on estimates received by management, collateralizing the above internally graded loans total approximately $19,678,000 ($3,414,000 related to real estate loans and $16,264,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.
     Residential real estate loans that are graded substandard totaling $2,787,000 and $2,469,000 at September 30, 2005 and December 31, 2004, respectively, consist of approximately forty individual loans that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings in Warren County, Tennessee.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following detail provides a breakdown of the allocation of the allowance for possible loans losses:

	September 30, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$932	16%	$843	15%
Real estate construction	24	7	16	4
Real estate mortgage	907	75	914	79
Consumer	51	2	43	2

	$1,914	100%	$1,816	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of security gains, was $547,000 for the nine months ended September 30, 2005 as compared to $516,000 for the comparable period in 2004. There was an increase during the quarter ended September 30, 2005 of $4,000 or 2.1% as compared to the same quarter in 2004. The increase was primarily due to increases in other fees and commissions of $15,000, net of decreases in commissions and fees on fiduciary activities of $11,000.
     Securities gains were $6,000 and $25,000 during the nine month period ended September 30, 2005 and 2004, respectively. The gains in 2005 and 2004 relate primarily to calls of securities prior to their scheduled maturity.
     Non-interest expense was $3,362,000 and $3,608,000 for the nine months ended September 30, 2005 and 2004, respectively. This decrease for the nine month period was due primarily to a decrease of $75,000 in salaries and employee benefits, a $5,000 decrease in furniture and equipment expense, a $47,000 decrease in data processing expense and a $121,000 decrease in other operating expenses.
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
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2005	2004	2005	2004
Basic EPS Computation:
Numerator — income available to common shareholders	$1,149	1,195	$3,291	3,439

Denominator — weighted average number of common shares outstanding	1,034,909	1,043,583	1,038,498	1,043,770

Basic earnings per common share	$1.11	1.15	$3.17	3.29

Diluted EPS Computation:
Numerator	$1,149	1,195	$3,291	3,439

Denominator:
Weighted average number of common shares outstanding	1,034,909	1,043,583	1,038,498	1,043,770
Dilutive effect of stock options	19,076	18,349	19,076	18,349

	1,053,985	1,061,932	1,057,574	1,062,119

Diluted earnings per common share	$1.09	1.13	$3.11	3.24

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
Stock Option Plan, Continued
accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2005 and 2004, respectively, would have been reduced to the proforma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share amounts))	2005	2004	2005	2004
Net earnings:
As Reported	$1,149	1,195	$3,291	3,439
Proforma	$1,145	1,191	$3,279	3,430

Basic earnings per common share:
As Reported	$1.11	1.15	$3.17	3.29
Proforma	$1.11	1.15	$3.16	3.29

Diluted earnings per common share:
As Reported	$1.09	1.13	$3.11	3.24
Proforma	$1.09	1.12	$3.10	3.23
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
     There have been no material changes in reported market risks, except the downgraded bonds previously mentioned under Item 2 “Liquidity and Interest Rate Sensitivity Management” during the nine months ended September 30, 2005. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

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
     The implementation of Section 404 of the Sarbanes-Oxley Act, and related matters, could result in significant costs for the Company on a consolidated basis. Compliance with Section 404 of the Sarbanes-Oxley Act has been extended to the first fiscal year ending on or after July 15, 2007. At this time, such costs are not believed to be material.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
          None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	Not Applicable.

(c)	The Issuer repurchased 4,376 of its common shares in the third quarter of this fiscal year, which ended September 30, 2005.

				(c)	(d)
				Total Number	Maximum
				of Shares	Number (or
Period Covered				(or Units)	Approximate
by this Report -	(a)			Purchased as	Dollar Value)
Third Fiscal	Total Number		(b)	Part of Publicly	of Shares
Quarter of 2005	of Shares		Average Price	Announced	(or Units)
(July 1 through	(or Units)		Paid Per	Plans	that May Yet
September 30)	Purchased		Share (or Unit)	or Programs	Be Purchased
July 1 – 31	—	*	$—	*	*
August 1 – 31	4,176		50.40	*	*
September 1 – 30	200		50.77	*	*

Total	4,376		$50.42	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of purchases. Because there is no established public trading market, the Issuer has historically acted as the purchaser of last resort to provide some liquidity in the shares paying “book value”, as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.
          The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)	None.

(b)	Not applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None

(b)	Not Applicable

(c)	Not Applicable

(d)	Not Applicable

Item 5.	OTHER INFORMATION
(a)	None

(b)	Not Applicable

Item 6.	EXHIBITS
Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.
Exhibits 32.1 and 32.2 consist of Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION
(Registrant)

DATE: November 9, 2005	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: November 9, 2005	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer