Form 10-K
period 2005-12-31
FIRST MCMINNVILLE CORP
filed 2006-03-27
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
No par value common stock
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of First McMinnville Corporation ‘s most recently completed second fiscal quarter was $48,983,572. See “Calculation of Public Float” in Item 5 of this Report.
As of March 1, 2006, First McMinnville Corporation had 1,030,771 shares of its common voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:
Specified portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

FIRST MCMINNVILLE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005
 -ii-

PART I
Cautionary Warning Regarding Forward-Looking Statements
In this Annual Report on Form 10-K and in documents incorporated herein by reference, First McMinnville Corporation (the “Company”) may communicate statements relating to the future results of the Company and The First National Bank of McMinnville (“Bank” or “First National Bank”) that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s results depend almost entirely on the results of First National Bank. The actual results achieved by the Company and/or the Bank may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, simulation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 7, as well as other portions of this Annual Report on Form 10-K, is to provide readers of this Annual Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results. Please refer to the section of this Item 1 captioned “Factors That May Affect Future Results of Operations” and to Item 1A “Risk Factors.”
ITEM 1. BUSINESS
Description of Business
The Company
First McMinnville Corporation (the “Company”) is a one bank holding company that, at December 31, 2005, owned all of the stock of the First National Bank of McMinnville (“First National Bank” or “Bank”). The Company is a financial services corporation incorporated under the laws of the

State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company has historically elected not to seek financial holding company status, although it believes that it is eligible to do so.
The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance were virtually identical to those of the Bank in 2005. The Company’s principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2005, the Company had total assets of approximately $317,781,000 and total Shareholders’ equity of $51,217,000. The Company reported net after-tax earnings of approximately $4,393,000 for fiscal 2005. At December 31, 2005, the Bank’s total loans (net of allowance for possible loan losses of $1,816,000) were $151,750,000 and its total deposits were $239,088,000. As of that date, the Company’s Tier 1 capital ratio was 30.52%, its total risk-based capital ratio was 31.57%, and its leverage ratio was 16.87%. Please refer to the Company’s audited financial statements (the “Consolidated Financial Statements”) in Item 8 for additional information.
During 2005 the Bank has continued to focus on developing its financial services business in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, the real estate development business, local industry, business executives, professionals and other individuals. The Bank operates throughout Warren County, Tennessee, with three offices located in McMinnville and one located in each of Morrison and Viola. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements in Item 8, in this Annual Report on Form 10-K as well as in “Business of the Bank” below in this Item.
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
The Bank’s primary source of income in 2005 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 95% of its gross earnings from interest income and just over 5% from fees and other non-interest sources. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Southern Middle Tennessee, primarily in the Warren County and surrounding county trade areas, through its commercial banking operations.
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
The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are utlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.

There have been many legislative and regulatory proposals designed to overhaul or otherwise improve the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “USA PATRIOT Act,” and the recent capital initiatives commonly referred to as “Basel II” have been important developments. See “Capital Adequacy Developments,” “Financial Services Modernization Act,” “USA PATRIOT Act,” and “Recent Developments and Future Legislation” in the following pages.
Expenditures for research and development activities were not material for the years 2003 through 2005.
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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003,
(Dollars in Thousands Except Per Share Data)

	2005	2004	2003

Total Assets	$317,781	$308,534	$304,399

Total Earning Assets	307,002	299,953	292,808

Deposits	239,088	226,588	224,221

Stockholders’ Equity	51,217	50,079	47,960

Gross Revenues	16,263	15,740	16,694

Interest Income	15,448	15,013	15,866

Non-Interest Income	815	727	828

Earnings Before Income Taxes	6,344	6,715	7,068

Net Earnings	4,393	4,650	4,899

Basic Earnings per Share	$4.24	$4.46	$4.70

Diluted Earnings per Share	$4.16	$4.38	$4.63

Dividends Declared per Share	$1.75	$1.75	$1.70
Please refer also to the Consolidated Financial Statements (Item 8) for additional, important information concerning the Bank..
Capital Requirements
The Company is required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. As is reflected below, the Company’s capital ratios far exceed minimum levels.

	Capital Level Meeting
	Regulatory Definition of
	"Well Capitalized"	First McMinnville Corporation

		2005	2004
	(%)	(%)	(%)

Tier I Ratio	4.0	30.52	29.79

Total Risk-Based Ratio	8.0	31.57	30.86

Leverage Ratio	4.0	16.87	16.17
Based solely on its analysis of federal banking regulatory categories, the Company appears to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. See Note 12 to the Company’s Consolidated Financial Statements (Item 8). See also “Supervision and Regulation — Capital Adequacy,” below.
Efficiency
Frequently, one measure of productivity in the banking industry is sometimes referred to as the “efficiency ratio.” This ratio is calculated to measure the cost of generating a dollar of revenue. That is, the ratio is designed to reflect the percentage of a dollar which must be expended to generate one dollar of revenue. Fifty percent (that is, $.50 for each $1.00 of revenue generated) is considered by some to be a standard by which a financial organization’s “efficiency” can be measured. As reported in the Uniform Bank Performance Report for First National Bank, the Bank’s efficiency ratio in 2005 was 39.79% (compared to its peer group of 58.57%), 38.53% for 2003 (compared to its peer group of 59.86%), and 37.24% for 2003 (compared to its peer group of 59.89%). Because the Company is operated on the principle of community bank levels of service, however, money center bank measures of “efficiency ratios” may not be fairly applicable to the Company or to First National Bank. In order to compete more effectively against larger commercial banks and thrifts, the Company has elected to provide the high levels of service that mandate or merit higher levels of personnel per dollar of assets than might be true of a larger institution. However, like any other well run business, the Company remains committed to aggressively managing its costs within the framework of its own business model. This is a forward-looking statement, and actual results could differ because of several factors, including those specified or described in the discussion of “Cautionary Warning Regarding Forward-Looking Statements.”
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
The Company is also a bank holding company within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2005, the Company estimates that it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee and national banks can do likewise.
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
Payment of Dividends
The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. The Company declared dividends of $1.75 per share in 2005 and 2004, compared to $1.70 per share in 2003.
Federal law restricts the timing and amount of dividends that may be paid by the Bank. The Bank, as a national bank, is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of the Bank in any year will exceed the total of (i) its net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. A national bank also can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). The payment of dividends by any financial institution subsidiary may also be affected by other factors, such as the critical requirement of the maintenance of adequate capital. Please refer to the Consolidated Financial Statements and to Item 5 of this Report, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on dividends. See also the section of this Report entitled “Capital Adequacy.” Prior regulatory approval must be obtained before declaring any dividends if the amount of the Bank’s capital, and surplus is below certain statutory limits.
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
In late 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. Based on information published by the FDIC as of June 30, 2005, the Company estimates that it held less than one percent of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee.

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
Depositor Preference
The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.
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
The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2005.
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
The Company believes that the Bank, as of December 31, 2005, had sufficient capital to qualify as “well capitalized” under applicable regulatory capital requirements. Please refer to Items 7 and 8 of this Annual Report on Form 10-K, especially Note 12 to the Consolidated Financial Statements, for additional information about the Company’s and First National Bank’s respective capital positions.
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
A bank’s compliance with its CRA obligations is based on a performance- based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of

“outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination, the Bank was rated at least “satisfactory.”

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
USA Patriot Act
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
The principal geographic area of the Company’s operations encompasses Warren County, Tennessee, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating nineteen offices and branches (exclusive of free-standing ATM’s) and holding an aggregate of approximately $603 million in deposits ($465 million held by six commercial banks) as of approximately June 30, 2005, of which approximately 39.65% (51.42% of deposits held by commercial banks) are held by the Bank (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including national and regional financial institutions, as well as with a variety of other banks, financial institutions, and financial services companies.
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
Personnel
At year-end 2005, the Bank employed a staff of sixty-two full-time and eleven part-time persons, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group life, health, dental, and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.
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
From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the federal Congress, in the state legislatures, and before various regulatory agencies. Please refer to “Item 1. Business — Supervision and Regulation.”
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
Line of Business
The Company’s principal business is the ownership of the stock of the First National Bank of McMinnville. The Bank operates under the National Bank Act and the Federal Deposit Insurance

Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2005.
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

Name	Age	Office and Business Experience

Charles C. Jacobs	67	Chief Executive Officer, First McMinnville Corporation, January 1994 - present; Chairman, First McMinnville Corporation, 2000 - present; President of First McMinnville Corporation 2004 - present; 1994 - 2001; and Chairman and Chief Executive Officer, First National Bank, January 1994 - present; President, First National Bank, 2004 - Present; 1988 - 2001. Mr. Jacobs has served as a Director of First McMinnville Corporation and First National Bank since 1985.

P. D. Bogle	59	Senior Vice President, First McMinnville Corporation, First National Bank.

Larry B. Foster	46	Senior Vice President, First McMinnville Corporation, First National Bank.

David W. Marttala	44	Senior Vice President, First McMinnville Corporation, First National Bank.

Kenny D. Neal	55	Senior Vice President, First McMinnville Corporation, First National Bank, Chief Accounting and Financial Officer of both the Bank and the Company.

Cindy Swann	54	Internal Auditor and Compliance Officer for First McMinnville Corporation and First National Bank.

C. P. Whisenhunt	62	Senior Vice President, First McMinnville Corporation, First National Bank.

Dwayne Woods	43	Senior Vice President, First McMinnville Corporation, First National Bank.
Officers are generally elected annually by, and serve at the pleasure of, the board of directors. The Company has no employment contract with any executive officer.

Recent Developments and Future Legislation
The following discussion contains a summary of recent legislative developments that can be expected to affect First McMinnville Corporation’s operations.
The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations have been issued by the SEC in connection with the new law on various occasions since 2002, and additional regulations may be issued in the future. This important law has far reaching impact on corporate affairs, particularly for companies that are listed on public securities exchanges such as the New York Stock Exchange and the NASDAQ. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission (“SEC”). The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.
The impact of new accounting pronouncements are addressed Note 1 to the Company’s Consolidated Financial Statements.
Various proposals related to so-called “predatory lending” continue to be advanced by regulators, legislators, and consumer groups. The ultimate form or impact of any actual legislation or regulation cannot be accurately predicted.
Recently, the deposit limits for FDIC insurance on certain types of accounts, especially individual retirement accounts, were raised to $250,000 from $100,000.
The foregoing list is not intended to be exclusive or exhaustive. Other legislative and regulatory proposals that affect bank holding companies, commercial banks and their competitors, and regarding changes in banking and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be reliably predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company.

ITEM 1A.	RISK FACTORS
The following are certain risks that management believes are specific to our business. The following discussion should not be viewed as an all inclusive list or to be prioritized in any particular order. The following discussion is intended to focus on risks that we believe relate to our business as the bank holding company of a community bank in the McMinnville, Warren County, Tennessee market area (the “Market Area”). Each risk factor stands on its own and we have not tried to rank or prioritize them in any way. Also, we have not tried to list every possible risk that can affect an investment but only those risks that we believe are specifically related to our Company and First National Bank at this time. Moreover, we have not tried to list every risk that attends an investment or every possible risk that could be applicable to a financial services or commercial banking business like the one conducted by First McMinnville Corporation through the Bank.
Future loan losses may exceed our allowance for loan losses.
We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas, or a rapid change in interest rates, could have a negative effect on collateral values and borrowers’ ability to repay. Any significant deterioration in local, regional, national or international economic conditions could result in losses to First National Bank (“our Bank”) in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income. Please refer to the Company’s Consolidated Financial Statements for more information about the Bank’s loans, deposits, and other financial information.
Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.
Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key components of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. In general, we plan and budget to anticipate interest rate fluctuations. However, rapid changes or volatility in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and could be expected to lead to slower loan growth and increases in troubled loans. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Economic conditions in Warren County can adversely affect the Company and First National Bank.
We are committed to providing financial services in Warren County, Tennessee, and in surrounding areas. Warren County has experienced plant closings in recent years that have had a significant and negative impact on First National Bank and, therefore, on the Company. The Company is actively involved in attempting to attract new business to Warren County. And, the Bank is actively expanding its market focus to other geographic areas, although such diversification will not necessarily be significant in total volume or income due to regulatory and financial constraints related to any such expansion.
Slower than anticipated growth in new product and service offerings could result in reduced net income.
We rely substantially on providing cost-effective, user-friendly products and services have placed great emphasis on expanding our branch network and product offerings in strategic new locations. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both capital and staff. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.
The shares of our common stock are not listed or traded on any recognized or established securities market, thus potentially reducing the marketability of the stock.
Our shares are not listed or traded over-the-counter or on any other established securities market. Most transactions in our common stock are privately negotiated trades, and the shares are very thinly traded. These factors can reduce the marketability of our shares and this lack of obvious liquidity can produce downward pressure on the stock price. The Company repurchases some shares of our common stock, but there can be no assurance that the Company would have the interest or funding to purchase every share that might be offered to it, thereby (potentially) further restricting marketability.
The financial services industry is very competitive in general and it is extremely competitive in the Market Area.
In general, we need to attract stable deposits at the lowest possible average cost. We must then lend or invest those deposits at a profit. We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. In our Market Area, our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than we have and some may operate with significantly less regulatory expense or restriction. Banks and other financial institutions that do not have offices in our market area also call upon potential customers, thus further increasing competition.
We have a concentration of our assets in commercial real estate in the Warren County Area.
Our principal customers are generally located in the Warren County and Southern Middle Tennessee area with a concentration in Warren County, Tennessee. A substantial percentage of our loans is secured by real estate, most of which property is located in the Market Area. A downturn or slow down in the market for commercial real estate could significantly and negatively affect the quality of our assets and reduce our anticipated earnings.
Reputational risk is inherent in the financial services business, especially in community banking.
We are dependent on maintaining public respect and trust. It is also important to the Company to demonstrate consistently our commitment to our communities, and to earn our reputation as a trustworthy, community oriented financial institution. Our ability to conduct and grow our businesses, and to obtain and retain customers, is extremely dependent upon external perceptions of our business practices and our financial stability. Our reputation is, therefore, a key asset for us. Our reputation is affected principally by our own practices and how those practices are perceived and understood by others. Derogatory press reports or negative perceptions regarding the practices of our competitors, or the commercial banking industry, also may adversely affect the Company’s and First National Bank’s reputations. In addition, adverse perceptions relating to parties with whom we have important relationships may adversely impact our reputation. Damage to our reputation could hinder our ability to access the capital markets, could hamper our ability to attract new customers and retain existing ones, and could undermine our ability to attract and retain talented employees, among other things. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory and/or legislative scrutiny, which may lead to laws or regulations that change or constrain our business or operations. Events that result in damage to our reputation also may increase our litigation risk. As with all other risks, we actively devote significant resources to safeguard our reputation. Our executive management is charged with monitoring and safeguarding the reputation of both the Company and our Bank.
An inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.
We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

We are subject to extensive regulatory requirements and restrictions.
Compliance with state and federal banking laws have and will continue to have a material effect on the business and operations of the Company and our Bank. The Company’s and the Bank’s future operation will at all times be subject to state and federal banking laws, rules, regulations and procedures. Consistent with the public policy inherent in those laws to protect the financial stability of the banking system, and consumer and commercial confidence in that system, the Company and the Bank will be required to adhere strictly to all such laws, rules, regulations, and procedures. Depository financial institutions in general, and commercial banks in particular (including our Bank), continue to be heavily regulated as to both the types and quality of the businesses in which they may engage. Although these regulations impose costs on these institutions, including the Company, they should not be assumed to be a protection for any particular shareholder or for shareholders as a group. These regulations may change rapidly and unpredictably. See “Item 1 — Supervision and Regulation.”
The Company’s charter and bylaws contain some “antitakeover” provisions.
The charter and the bylaws of the Company contain certain provisions that may deter an attempt to change or gain control of the Company. As a result, the shareholders of the Company may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. In addition, the Company has adopted a Shareholders’ Rights Agreement that could have a deterrent impact. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 1 — “Supervision and Regulation,” Exhibit 3(i) (Charter of First McMinnville Corporation), and Exhibit 3(ii) (Bylaws of First McMinnville Corporation).
Our charter and bylaws govern voting rights.
The Company’s board of directors is elected by a plurality of a quorum of the voting shares outstanding from time to time. On routine matters, an item of business will generally be adopted if more shares are voted in favor of the item than against it, assuming the existence of a quorum. For non-routine matters, such as mergers, share exchanges, and comparable transactions, the affirmative vote of a majority of the outstanding shares of common stock is the minimum level required by law.
Subject to the Control Share Act provisions of the Company’s bylaws, the holders of common stock are entitled to one vote per share on all matters presented for a shareholder vote. Cumulative voting for the election of members of the board of directors is not authorized. (That type of voting allows shareholders to cumulate their votes in electing of members of the board of directors.) Accordingly, no one shareholder should expect to be able to control the Company or to be able to elect one or more directors.
The Company’s bylaws provide that the Company shall be subject to the Tennessee Control Share Acquisition Act, T.C.A. §§48-103-301, et seq., (the “Control Share Act”) as to the ability of a shareholder or “group” to vote more than 10% of the Company’s common stock. (A “group” is, essentially, two or more persons or entities acting in concert, in alliance, or tacitly towards a common goal — typically, being the goal of taking control of the board of directors — or certain persons under common control.) This means that a shareholder or group would have to obtain the approval of the shareholders as described in the Control Share Act in order to be permitted to vote the shares in excess of 10% of the Company’s issued and outstanding shares. (Reference must be made to the Control Share Act itself for a complete discussion of its application.)
As a bank holding company, our Company is required to serve as a “source of strength” to First National Bank and our ownership and advances to Bank will be subject to a number of priorities.
Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Because of this policy, the Company might be required to make investments in the Bank or take other actions to support the Bank that might not be in the shareholders’ interest. If we fail to do so, the Federal Reserve Board may deem that failure to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations, or both. In addition, we are subject to both the “cross-guarantee” and “depositor preference” policies of the federal banking regulators, as summarized in the section entitled “Supervision and Regulation” in Item 1 of this Annual Report on Form 10-K.
There are legal restrictions on the Company’s and the Bank’s ability to pay dividends.
The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by the Company’s board of directors out of the assets and funds legally available therefor. The Bank may legally declare dividends only from its undivided profits account so long as its reserve against deposits is not or will not be impaired beyond certain prescribed limits. Even assuming the availability of net or accumulated earnings (if any), and any assumed capacity to maintain capital at levels required by governmental regulations, the Bank may choose to retain all earnings for the operation of the Bank. Making or retaining an investment in the Bank common stock may be inappropriate for any investor who relies on or needs dividend income.
There are certain limitations under federal law on the payment of dividends by banks and under state law on the payment of dividends by bank holding companies. See Item 1 — “Supervision and Regulation — Payment of Dividends” and Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends.”
Our shares are not insured by the FDIC.
The shares of the Company’s common stock are not deposits and they are not insured by the FDIC or by any other agency, person, or entity.

Other Risk Factors
Other risks may exist or develop and the above matters are not intended to be a comprehensive or exclusive list.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES.
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
In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2005, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders in the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	Market Information
There is no established public trading market for the Company’s Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal 2005 and 2004. During 2005 the Company redeemed 12,378 shares of its Common Stock with a view toward providing some liquidity in the stock. Customarily, the Company will pay the book value (as calculated by the Company) per share as of the most recent month-end to redeem shares. Certain of the other information included below has been reported to the Company by certain selling or purchasing Shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is not available. Certain of the transactions involved, or may have involved, the Company or its principals.

Calendar Quarter	Common Stock

2005

First Quarter	$80.00	$48.75

Second Quarter	58.00	49.47

Third Quarter	68.00	50.00

Fourth Quarter	52.00	50.45

2004

First Quarter	$60.00	$46.26

Second Quarter	70.00	47.41

Third Quarter	78.00	48.01

Fourth Quarter	68.00	48.51
The last trade known to management prior to March 15, 2006, a convenient cut-off date for the preparation of this Annual Report, occurred at an estimated $53.69 per share for 2,000 shares on March 6, 2006. Because there are so few trades in the Company’s Common Stock, and because there is no established public trading market for the Company’s Common Stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company’s Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.
The Company’s Common Stock
The Company’s securities consist of its common voting stock, no par value, which is the Company’s only class of securities authorized or outstanding. As of March 14, 2006, the Company estimates that it has approximately 596 holders of its common stock and 1,030,771 shares outstanding. In its charter, the Company is authorized to issue 5,000,000 shares of its no par common stock. No shares are reserved for issuance except with respect to the 1997 First McMinnville Corporation Stock Option Plan (the “Stock Option Plan”) and the Rights Agreement described in “Shareholders Rights Agreement.” The number of shares reserved for the Stock Option Plan is 88,665 shares. The number of shares reserved for the Rights Agreement cannot be accurately calculated but could be as high as 90% of the number of shares of the Company outstanding on the Distribution Date.
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
Stockholder Nominations and Proposals
Holders of Company common stock are entitled to submit proposals to be presented at an annual meeting of the Company stockholders. The Company’s charter and bylaws provide that any proposal of a stockholder which is to be presented at any meeting of stockholders must be sent so it is to be received by the Company in advance of the meeting. All such proposals must meet the strict criteria set forth in the Company’s charter and bylaws. Please refer to the Company’s 2006 Proxy Statement for additional information.
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
Calculation of Public Float
First McMinnville Corporation has calculated the public float disclosed on the Cover Page of this Report (a) by including all issued and outstanding shares of the Company’s common stock directly and indirectly attributable to directors and executive officers of the Company and (b) using the price of $50.10 per share as the fair market value of the Company’s common stock at June 30, 2005. (The Bank has no non-voting common equity outstanding.) The public float was $48,983,572 based on the $50.10 per share price and a calculation of 977,716 shares held at that date by non-affiliates.
Management believes that $50.10 closely approximates the fair market value of the shares as of the end of the Company’s second fiscal quarter in 2005. The calculation assumes that all outstanding shares beneficially owned by members of the board of directors and executive officers of the Issuer are owned by “affiliates,” a status that each such director and executive officer individually reserves the right to disclaim. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Market price is estimated based on reports received by the Company inasmuch as the Company’s stock is not traded over-the-counter or in any other established or recognized securities market.
The Company, has treated as common equity held by affiliates only voting stock owned as of June 30, 2005 by its directors and executive officers; it did not treat, for purposes of responding to the information required by the Cover Page, stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. The Company’s response to the public float information request is not intended to be an admission that any person is an affiliate of the Company, for any purpose other than this response. Moreover, there is such a limited market for the Company’s shares, and the stock is so thinly traded, that reliance on market price is problematic and should not necessarily be relied upon as a true indication of value.
(b)	Holders
The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s Common Stock at March 14, 2006 was approximately 596.
(c)	Dividends
The Company has paid a cash dividend in every years since it was organized in 1984. The Company declared semi-annual cash dividends on its Common Stock in the aggregate amount of $1.75 per share for 2005, $1.75 per share for 2004, and $1.70 per share for 2003. Future dividends may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the board of directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.
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
Please refer also to the discussion of dividends and related matters (such as “Capital Adequacy”) and to the discussion of “Payment of Dividends” set forth in Item 1 of this Annual Report on Form 10-K, to Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”), to Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), and to Item 8 (the Consolidated Financial Statements).
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
During the past year, the Company sold 2,013 shares of its common voting stock that were not registered under the Securities Act. This discussion includes sales of reacquired securities (if any), as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All of these shares are believed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares sold in the fourth quarter of 2005 pursuant to the 1997 Stock Option Plan are as follows:

Date of Sale	Number of Shares Sold	Price Paid Per Share

October 13, 2005	30	$29.08

November 4, 2005	13	$29.08

December 6, 2005	80	$29.08

December 6, 2005	40	$29.08

December 23, 2005	30	$29.08

December 27, 2005	30	$29.08

December 27, 2005	60	$29.08
None of the sales were underwritten. These securities were not publicly offered but, rather, were sold to employees, directors and/or others who qualified to participate in the Company’s 1997 stock option plan described elsewhere in these materials. All of the shares were sold in private transactions. All of the proceeds received from the exercise of the stock options, which totaled $59,000 were paid directly to the Company and were used by the Company for general working capital purposes. There were no payments to underwriters or other persons and there were no deductions or discounts from the purchase price received by the Company. The securities sold by the Company are not convertible or exchangeable into equity securities, and they were not warrants or options representing equity securities.

(e)	Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K
The Company repurchased 12,378 shares of its common stock in 2005 in order to provide some liquidity in our thinly traded shares that are not listed or traded on any recognized public trading market. The following disclosures are made pursuant to Rule 10b-18:

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares (or Units)
	(a) Total Number of	(b) Average Price	Announced Plans or	that May Yet Be
	Shares Purchased	Paid Per Share	Programs	Purchased

Period Covered by this Report — Fourth Fiscal Quarter of 2005 (October 1 - December 31)	1,740	$51.05	-0-	-0-

Total	1,740	$51.05	-0-	-0-

ITEM 6.	SELECTED FINANCIAL DATA.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:
—	Independent Auditors’ Report;

—	Consolidated Balance Sheets — December 31, 2005 and 2004;

—	Consolidated Statements of Earnings — Three years ended December 31, 2005;

—	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2005;

—	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2005;

—	Consolidated Statements of Cash Flows — Three years ended December 31, 2005; and

—	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a)	Evaluation of disclosure controls and procedures.
Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman, President, and Chief Executive Officer (CEO) and its Senior Vice President, Chief Financial Officer, and Principal Accounting Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and the CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b)	Changes in internal controls.
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date on which the Company carried out its evaluation.

ITEM 9B.	OTHER INFORMATION.
Not Applicable.
PART III
Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2006 definitive proxy statement filed with the SEC on or about March 23, 2006, pursuant to Regulation 14A (the “2006 Proxy Statement”). However, the information set forth in the 2006 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph,” and any other lawfully excludable section or part, including option repricing, if any, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2006 Proxy Statement shall be deemed or understood to incorporate such materials into this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The types of biographical and other information required by Item 10 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “The Committees of the Board of Directors,” and “Executive Officers.”
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
Information About the Audit Committee
The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2006 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” “Principal Auditor Fees and Services,” and “Proposal No. 2 — Ratification of the Audit Committee’s Selection of Independent Auditors,” which sections are incorporated herein by reference. The members of the audit committee in 2005 were Arthur J. Dyer (Chair), Dean I. Gillespie, and Rufus W. Gonder. The Company’s board of directors has determined that all of these persons are independent within the meaning of NASD Rule 4200(a)(15). The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to elect to designate a financial expert at any time.
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
The types of biographical and other information required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “Benefits,” “Executive Compensation,” and “Executive Officers.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”
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

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding Options,	Future Issuance Under
	Outstanding Options,	Warrants and Rights*	Equity Compensation Plans
	Warrants and Rights*		(Excluding Securities
Reflected in Column (a))

	(a)	(b)	(c)
Equity Compensation Plan Approved by Security Holders	57,165	$30.52	31,500

Equity Compensation Plans Not Approved by Security Holders	None	Not Applicable	None

Total	57,165	$30.52	31,500
*The Company currently has no outstanding warrants or rights. Please refer to Notes 19 (Earnings per Share) and 20 (Stock Option Plan) to the Consolidated Financial Statements included in Item 8.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information concerning certain business relationships and related transactions required by Item 13 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the caption of “Certain Transactions.”
Please refer to Item 8 of this Annual Report on Form 10-K, and to Note 2 to the Consolidated Financial Statements for additional information on certain related party transactions (that is, transactions involving the Company’s directors and officers, and their related interests, on the one hand and the Company and the Bank on the other).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee has appointed Maggart & Associates, P.C., as the Company’s independent auditors for the fiscal year ending December 31, 2006. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2005 and 2004.

Services Performed	2005	2004

Audit Fees(1)	$116,050	$101,437

Audit-Related Fees(2)	-0-	-0-

Tax Fees(3)	8,135	7,900

All Other Fees(4)	-0-	-0-

Total Fees	$124,185	$109,337

Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations and services related to assistance with regulatory capital planning.

(3)	For fiscal 2005 and 2004, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.
The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decisions to pre-

approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The aggregate amount of all such non-audit services provided by the principal accounting firm was no more than five percent of the total amount of revenues paid by the Company to this accounting firm during the fiscal year in which the services were provided. Such services were originally not recognized as being needed at the time of the engagement to be non-audit services.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2005 and 2004;

•	Consolidated Statements of Earnings for the three years ended December 31, 2005;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2005;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2005; and

•	Notes to the foregoing Consolidated Financial Statements.

•	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

(b)	Exhibits — The exhibits attached hereto or incorporated herein by reference are identified in the Exhibit Index appearing elsewhere in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First McMinnville Corporation (Registrant)
By:	/s/ Charles C. Jacobs
Charles C. Jacobs, Chairman, President
And Chief Executive Officer March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. G. Brock J. G. Brock	Director	March 24, 2006

/s/ Arthur J. Dyer Arthur J. Dyer	Director	March 24, 2006

/s/ Rufus W. Gonder Rufus W. Gonder	Director	March 24, 2006

/s/ G. B. Greene G. B. Greene	Director	March 24, 2006

/s/ Charles C. Jacobs Charles C. Jacobs	Chairman, President, CEO and Director (Principal Executive Officer)	March 24, 2006

/s/ Robert W. Jones Robert W. Jones	Director	March 24, 2006

Signature	Title	Date
/s. C. Levoy Knowles C. Levoy Knowles	Director	March 24, 2006

/s/ J. Douglas Milner J. Douglas Milner	Director	March 24, 2006

/s/ Carl M. Stanley Carl M. Stanley	Director	March 24, 2006

/s/ Kenny D. Neal Kenny D. Neal	Treasurer/Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 27, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Location

3(i)	Charter, as amended.	(1)

3(ii)	Amended and Restated Bylaws.	(2)

4.1	Charter, as amended.	(1)

4.2	Amended and Restated Bylaws.	(2)

4.3	1997 First McMinnville Corporation Stock Option Plan.	(3)

4.4	Shareholders Rights Agreement dated June 10, 1997.	(3)

10.1	First National Bank of McMinnville 401(k) Retirement Plan.	(4)

10.2	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. <Terminated January 2000>	(5)

10.3	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs. <Not renewed; no longer in effect.>	(6)

11	Statement re: computation of per share earnings.	(7)

12	Statements re computation of ratios.	(8)

13	Annual Report to Security Holders.	(9)

14	Code of Ethics.	(10)

21	Subsidiaries of the Registrant.	(11)

31(i)	Certification by Chief Executive Officer.	(12)

31(ii)	Certification by Chief Financial Officer.	(12)

32(a)	Certification of Periodic Report by Chief Executive Officer.	(12)

32(b)	Certification of Periodic Report by Chief Financial Officer.	(12)

Exhibit
Number	Description of Exhibit	Location
	Proxy Statement for 2006 Annual Meeting of Shareholders Scheduled to be held on April 11, 2006.	Filed with the SEC under Regulation 14A

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.

(2)	Incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2003.

(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(4)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.

(5)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

(6)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to Note 18 to the Consolidated Financial Statements.

(8)	Incorporated by reference to the “Selected Financial Data and Statistical Information” that appears as part of Item 1 of this Annual Report on Form 10-K.

(9)	No portion of the Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information but shall not be deemed to be “filed” for any purpose.

(10)	Incorporated herein by reference to Exhibit 14 filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2003.

(11)	Incorporated herein by reference to the section “Subsidiary” in Item 1 of the Annual Report.

(12)	Included in this document after the Exhibit Index.

APPENDIX F
2005 ANNUAL FINANCIAL DISCLOSURES

FIRST MCMINNVILLE CORPORATION
SELECTED FINANCIAL DATA (UNAUDITED)
     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders’ equity and per share information for the Company for each of the five years ended December 31, 2005.

	In Thousands, Except Per Share Information
	Year Ended December 31,
	2005	2004	2003	2002	2001
Interest income	$15,448	15,013	15,866	17,574	19,418
Interest expense	5,322	4,282	4,771	6,208	9,787

Net interest income	10,126	10,731	11,095	11,366	9,631

Reduction (provision) for possible loan losses	87	—	(59)	(180)	(180)

Net interest income after provision for possible loan losses	10,213	10,731	11,036	11,186	9,451
Non-interest income	815	727	828	665	625
Non-interest expense	(4,684)	(4,743)	(4,796)	(4,509)	(4,181)

Earnings before income taxes	6,344	6,715	7,068	7,342	5,895

Income taxes	1,951	2,065	2,169	2,298	1,748

Net earnings	$4,393	4,650	4,899	5,044	4,147

Comprehensive earnings	$3,505	4,130	4,293	5,758	5,403

Cash dividends declared	$1,806	1,824	1,774	1,665	1,565

Total assets — end of year	$317,781	308,534	304,399	304,760	283,721

Stockholders’ equity — end of year	$51,217	50,079	47,960	45,398	41,380

Per share information:

Basic earnings per common share	$4.24	4.46	4.70	4.85	3.97

Diluted earnings per common share	$4.16	4.38	4.63	4.80	3.93

Dividends per share	$1.75	1.75	1.70	1.60	1.50

Book value per share — end of year	$49.70	48.11	45.96	43.59	39.71

Ratios:
Return on average stockholders’ equity	8.59%	9.40%	10.38%	11.51%	10.24%

Return on average assets	1.42%	1.50%	1.59%	1.73%	1.50%

Average stockholders’ equity to average assets	16.59%	15.95%	15.32%	14.99%	14.68%

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
In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to limit the size of its loan portfolio to approximately 75% to 80% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will influence the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company’s policy is to have a diverse loan portfolio. At December 31, 2005, the nursery industry constituted the largest single industry segment and accounted for $12,064,000 (7.86% of the Company’s loan portfolio) as compared to $10,120,000 or 6.79% in 2004. No segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry.

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
Capital Resources, Capital and Dividends
Regulations of the Office of the Comptroller of the Currency (“OCC”) establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company has a Tier 1 risk based ratio of 30.52%, a total risk-based capital ratio of 31.57% and a leverage capital ratio of 16.87%, and was therefore within the “well capitalized” category under the regulations. The subsidiary bank’s ratios were substantially the same as those setforth for the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Capital Resources, Capital and Dividends, Continued
Dividends of $1,806,000 and $1,824,000 were declared during 2005 and 2004, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company’s peer group. Cash dividends are anticipated to be increased in 2006 if profits increase. The dividend payout ratio (dividends declared per share divided by net earnings per share) was 41.3%, 39.2% and 36.2% in 2005, 2004 and 2003, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.
The dividends paid by the Company are funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 2005, under the most restrictive of these regulatory limits, the Bank could declare in 2006 cash dividends in an aggregate amount of up to approximately $8.5 million, plus any 2006 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.
Financial Condition
During 2005, total assets increased $9,247,000 or 3.00% from $308,534,000 at December 31, 2004 to $317,781,000 at December 31, 2005. Loans, net of allowance for possible loan losses, increased from $147,300,000 to $151,750,000 or 3.02% during fiscal year 2005. Increases in mortgage loans, consumer loans and construction loans totaling $5,439,000 offset the decrease in commercial loans of $989,000 resulted in the net increase in loans.
Securities increased 5.87% from $145,325,000 at December 31, 2004 to $153,848,000 at December 31, 2005. The carrying value of securities of U.S. Treasury and other U.S. Government obligations increased $10,988,000, obligations of state and political subdivisions decreased $966,000, corporate and other securities decreased $1,198,000 and there was a decrease in mortgage backed securities of $301,000.
At December 31, 2005 the market value of the Company’s securities portfolio was less than its amortized cost by $1,693,000 (1.10%). At December 31, 2004 the market value of the Company’s securities portfolio was greater than its amortized cost by $824,000 (.56%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2005 was 4.26% as compared to an average yield of 3.55% at December 31, 2004.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Financial Condition, Continued
The Company’s classification of securities as of December 31, 2005 is as follows:

	Held-To-Maturity		Available-For-Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)
U.S. Treasury and other U.S. Government agencies and corporations	$25,356	24,837	94,166	92,103
Obligations of states and political subdivisions	32,806	33,628	1,000	1,010
Corporate and other securities	1,794	1,836	—	—
Mortgage-backed securities	—	—	764	779

	$59,956	60,301	95,930	93,892

During the year ended December 31, 2003, the net increase in capital included $606,000 decrease which represents the unrealized loss on securities available-for-sale of $982,000 net of applicable taxes of $376,000. During 2004 the net increase in capital included $520,000 which represents the unrealized loss on securities available-for-sale of $843,000 net of applicable taxes of $323,000. During 2005 the net increase in capital included $888,000 which represents the unrealized loss on securities available-for-sale of $1,439,000 net of applicable taxes of $551,000.
The increase in assets of $9,247,000 in 2005 was due primarily to an increase in earning assets. Total deposits increased from $226,588,000 at December 31, 2004 to $239,088,000 at December 31, 2005 representing an increase of 5.52%. Demand deposits increased 12.60% from $21,956,000 at December 31, 2004 to $24,722,000 at December 31, 2005. Negotiable order of withdrawal accounts, money market and other savings deposits decreased $3,678,000 or 4.80%. Certificates of deposit and individual retirements accounts increased $13,412,000 or 10.48%. The subsidiary bank has unused lines of credit of $15,700,000 and the Company has an unused line of credit of $2,000,000 at December 31, 2005.
The Company’s allowance for loan losses at December 31, 2005 and 2004 was $1,816,000. Non-performing loans amounted to $94,000 at December 31, 2005 compared to $8,000 at December 31, 2004. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net recoveries were $87,000 during 2005. Net charge-offs were $93,000 and $58,000 during 2004 and 2003. In 2005, the Bank reduced its provision for loan losses by $87,000 due to an excess balance in the allowance for possible loan losses. A provision for loan losses for 2004 was not necessary. The provision was $59,000 in 2003.
The allowance for possible loan losses, amounting to $1,816,000 at December 31, 2005, represents 1.18% of total loans outstanding. At December 31, 2004, the allowance for possible loan losses represented 1.22% of total loans outstanding. Management has in place a system to identify and monitor problem loans as further discussed under “Critical Accounting Policies”. Management believes the allowance for possible loan losses at December 31, 2005 to be adequate.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2005:

	Less			More
	Than	1 - 3	3 - 5	than
(In Thousands)	1 Year	Years	Years	5 Years	Total
Long-term debt	$—	—	1,000	—	1,000

Capital leases	—	—	—	—	—

Operating leases	—	—	—	—	—

Purchases	—	—	—	—	—

Other long-term liabilities	—	—	—	—	—

Total	$—	—	1,000	—	1,000

Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank.
Off Balance Sheet Arrangements
At December 31, 2005, the Company had unfunded commitments to extend credit of $13.4 million and outstanding standby letters of credit of $2.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its core deposit base, loan payments and its investment security maturities.
Liquidity
Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 64.23% and 65.81% at December 31, 2005 and December 31, 2004, respectively.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Liquidity, Continued
The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2005:

Interest-rate sensitivity					One Year
gaps:	Reprice	1-90	91-180	181-365	and
(In Thousands)	Immediately	Days	Days	Days	Longer	Total
Interest-earning assets	$19,530	18,860	18,366	37,525	214,537	308,818
Interest-bearing liabilities	91,348	34,223	29,503	25,400	58,581	239,055

Interest rate sensitivity	$(71,818)	(15,363)	(11,137)	12,125	155,956	69,763

Cumulative gap	$(71,818)	(87,181)	(98,318)	(86,193)	69,763

Interest rate sensitivity gap as a % of total assets	(22.60)%	(4.83)%	(3.51)%	3.82%	49.08%

Cumulative gap as a % of total assets	(22.60)%	(27.43)%	(30.94)%	(27.12)%	21.95%

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
Results of Operations
Net earnings for the year ended December 31, 2005 were $4,393,000, a decrease of $257,000 or 5.53% from fiscal year 2004. Net earnings for the year ended December 31, 2004 were $4,650,000 a decrease of $249,000 or 5.08% from fiscal year 2003. Basic earnings per common share was $4.24 in 2005, $4.46 in 2004 and $4.70 in 2003. Diluted earnings per common share were $4.16, $4.38 and $4.63 in 2005, 2004 and 2003, respectively. Average earning assets decreased $2,133,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Average earning assets increased $3,998,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Additionally, the net interest spread decreased from 3.43% in 2004 to 3.10% in 2005. The net interest spread was 3.59% in 2003. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. Average interest bearing liabilities decreased $5,474,000 in 2005. The cost of interest bearing deposits increased 50 basis points from 1.81% to 2.31% while the weighted average yield on earning assets increased 17 basis points from 5.24% to 5.41%. The decrease in the net interest spread in 2005 was primarily attributable to an increase in the cost of funds and a decrease in the return on earning assets. There was an increase in average non-interest bearing demand deposits in 2005 of $1,979,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Results of Operations, Continued
Net interest income before provision for loan losses for 2005 totaled $10,126,000 as compared to $10,731,000 for 2004 and $11,095,000 for 2003. In 2005, the Bank had a reduction in the provision for possible loan loses of $87,000 resulting from an excess in the allowance for loan losses created primarily by a recovery during 2005 of a previously charged-off commercial loan. A provision for loan losses was not necessary for 2004. The provision was $59,000 in 2003. Net recoveries in 2005 were $87,000 as compared to net charge-offs of $93,000 in 2004.
Non-interest income increased by 12.10% to $815,000 in 2005 from $727,000 in 2004. Non-interest income totaled $828,000 in 2003.
Non-interest expense decreased 1.24% to $4,684,000 in 2005 from $4,743,000 in 2004. Non-interest expense was $4,796,000 in 2003. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. Other non-interest expense decreased $41,000 in 2005.
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
The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2005.

Held for Purposes	Expected Maturity Date -
Other Than Trading	Year Ending December 31,							Fair
(In Thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Value
Earning assets:

Loans	$65,023	18,108	26,998	21,319	12,052	10,066	153,566	149,926
Average interest rate	6.88%	6.80%	6.56%	6.37%	6.86%	6.50%	6.72%

Securities	29,176	31,437	37,931	20,165	13,041	22,098	153,848	154,205
Average interest rate	3.47%	3.35%	3.36%	3.44%	4.17%	4.77%	3.68%

Interest-bearing liabilities:

Interest-bearing time deposits	83,768	35,513	8,518	10,634	2,916	—	141,349	141,476
Average interest rate	3.39%	3.90%	3.90%	4.16%	4.42%	—	3.63%

Negotiable order of withdrawal accounts	31,438	—	—	—	—	—	31,438	31,438
Average interest rate	.88%	—	—	—	—	—	.88%

Money market demand accounts	9,306	—	—	—	—	—	9,306	9,306
Average interest rate	1.83%	—	—	—	—	—	1.83%

Savings deposits	32,273	—	—	—	—	—	32,273	32,273
Average interest rate	1.49%	—	—	—	—	—	1.49%

Securities sold under repurchase agreements	19,389	—	—	—	—	—	19.389	19,389
Average interest rate	1.80%	—	—	—	—	—	1.80%

Federal funds purchased	4,300	—	—	—	—	—	4,300	4,300
Average interest rate	4.56%	—	—	—	—	—	4.56%

Advances from Federal Home Loan Bank	—	—	1,000	—	—	—	1,000	1,016
Average interest rate	—	—	5.25%	—	—	—	5.25%

FIRST MCMINNVILLE CORPORATION
McMinnville, Tennessee
Consolidated Financial Statements
December 31, 2005 and 2004
(With Independent Auditor’s Report Thereon)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants
150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105
INDEPENDENT AUDITOR’S REPORT
The Board of Directors
First McMinnville Corporation:
We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Nashville, Tennessee
January 20, 2006

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
December 31, 2005 and 2004

	In Thousands
	2005	2004
ASSETS

Loans, less allowance for possible loan losses of $1,816,000 and $1,816,000, respectively	$151,750	147,300
Securities:
Held-to-maturity, at amortized cost (market value $60,301,000 and $58,547,000, respectively)	59,956	57,126
Available-for-sale, at market (amortized cost $95,930,000 and $88,796,000, respectively)	93,892	88,199

Total securities	153,848	145,325

Federal funds sold	—	6,000
Interest-bearing deposits in financial institutions	45	25
Restricted equity securities	1,359	1,303

Total earning assets	307,002	299,953

Cash and due from banks	5,649	4,220
Premises and equipment, net	1,836	1,782
Accrued interest receivable	1,890	1,713
Deferred tax asset, net	756	267
Foreclosed assets	203	190
Other assets	445	409

Total assets	$317,781	308,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$239,088	226,588
Securities sold under repurchase agreements	19,389	28,633
Federal funds purchased	4,300	—
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	2,787	2,234

Total liabilities	266,564	258,455

Stockholders’ equity:
Common stock, no par value, authorized 5,000,000 shares, issued 1,235,935 and 1,233,922 shares, respectively	3,804	3,745
Retained earnings	53,620	51,033
Net unrealized losses on available-for-sale securities, net of income taxes of $780,000 and $229,000, respectively	(1,257)	(369)

	56,167	54,409
Less cost of treasury stock of 205,440 and 193,062 shares, respectively	(4,950)	(4,330)

Total stockholders’ equity	51,217	50,079

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$317,781	308,534

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Years Ended December 31, 2005

	In Thousands,
	Except Per Share Amount
	2005	2004	2003
Interest income:
Interest and fees on loans	$9,780	9,776	10,449
Interest and dividends on securities:
Taxable securities	3,940	3,476	3,531
Exempt from Federal income taxes	1,446	1,544	1,637
Interest on Federal funds sold	219	163	196
Interest on interest-bearing deposits in financial institutions	1	1	1
Interest and dividends on restricted equity securities	62	53	52

Total interest income	15,448	15,013	15,866

Interest expense:
Interest on negotiable order of withdrawal accounts	228	216	255
Interest on money market demand and savings accounts	512	378	480
Interest on certificates of deposit	4,147	3,317	3,656
Interest on securities sold under repurchase agreements and short-term debt	367	315	324
Interest on advances from Federal Home Loan Bank	56	56	56
Interest on Federal funds purchased	12	—	—

Total interest expense	5,322	4,282	4,771

Net interest income before provision for possible loan losses	10,126	10,731	11,095
Reduction in allowance for (provision for) possible loan losses	87	—	(59)

Net interest income after provision for possible loan losses	10,213	10,731	11,036

Non-interest income	815	727	828
Non-interest expense	(4,684)	(4,743)	(4,796)

Earnings before income taxes	6,344	6,715	7,068

Income taxes	1,951	2,065	2,169

Net earnings	$4,393	4,650	4,899

Basic earnings per common share	$4.24	4.46	4.70

Diluted earnings per common share	$4.16	4.38	4.63

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Years Ended December 31, 2005

	In Thousands
	2005	2004	2003
Net earnings	$4,393	4,650	4,899

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $551,000, $323,000 and $377,000, respectively	(888)	(520)	(603)
Reclassification adjustments for gains included in net earnings, net of taxes of $1,000 in 2003	—	—	(3)

Other comprehensive loss	(888)	(520)	(606)

Comprehensive earnings	$3,505	4,130	4,293

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Three Years Ended December 31, 2005

				Net Unrealized
				Gains (Losses)
		Additional		On Available-
	Common	Paid-In	Retained	For-Sale	Treasury
	Stock	Capital	Earnings	Securities	Stock	Total
Balance December 31, 2002	$1,534	2,001	45,082	757	(3,976)	45,398

Elimination of par value	2,001	(2,001)	—	—	—	—

Net earnings	—	—	4,899	—	—	4,899

Issuance of 3,872 shares of common stock	127	—	—	—	—	127

Cash dividends declared ($1.70 per share)	—	—	(1,774)	—	—	(1,774)

Cost of 1,837 shares of treasury stock	—	—	—	—	(84)	(84)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $376,000	—	—	—	(606)	—	(606)

Balance December 31, 2003	3,662	—	48,207	151	(4,060)	47,960

Net earnings	—	—	4,650	—	—	4,650

Issuance of 2,900 shares of common stock	83	—	—	—	—	83

Cash dividends declared ($1.75 per share)	—	—	(1,824)	—	—	(1,824)

Cost of 5,573 shares of treasury stock	—	—	—	—	(270)	(270)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $323,000	—	—	—	(520)	—	(520)

Balance December 31, 2004	3,745	—	51,033	(369)	(4,330)	50,079

Net earnings	—	—	4,393	—	—	4,393

Issuance of 2,013 shares of common stock	59		—	—	—	59

Cash dividends declared ($1.75 per share)	—	—	(1,806)	—	—	(1,806)

Cost of 12,378 shares of treasury stock	—	—	—	—	(620)	(620)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $551,000	—	—	—	(888)	—	(888)

Balance December 31, 2005	$3,804	—	53,620	(1,257)	(4,950)	51,217

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2005	2004	2003
Cash flows from operating activities:
Interest received	$14,811	15,379	14,057
Fees and commissions received	781	628	637
Interest paid	(4,798)	(4,340)	(4,991)
Cash paid to suppliers and employees	(4,406)	(4,478)	(4,515)
Income taxes paid	(1,921)	(2,052)	(2,219)

Net cash provided by operating activities	4,467	5,137	2,969

Cash flows from investing activities:
Purchase of available-for-sale securities	(21,925)	(38,960)	(106,859)
Proceeds from sales of available-for-sale securities	—	—	4
Proceeds from maturities and calls of available-for-sale securities	14,774	32,760	96,165
Purchase of held-to-maturity securities	(5,615)	(12,415)	(27,870)
Proceeds from maturities and calls of held-to-maturity securities	3,241	11,013	24,749
Loans made to customers, net of repayments	(4,458)	(688)	—
Customer loan payments, net of advances	—	—	783
Purchase of premises and equipment	(307)	(22)	(369)
Proceeds from sales of bank premises and equipment	3	—	110
Proceeds from sales of foreclosed assets	96	24	—
Decrease (increase) in interest-bearing deposits in financial institutions	(20)	61	22

Net cash used in investing activities	(14,211)	(8,227)	(13,265)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposit accounts	(912)	2,343	(1,033)
Net increase (decrease) in time deposits	13,412	24	(4,010)
Net increase (decrease) in securities sold under repurchase agreements	(9,244)	(149)	2,788
Increase in Federal funds purchased	4,300	—	—
Dividends paid	(1,822)	(1,805)	(1,693)
Payments to acquire treasury stock	(620)	(270)	(84)
Proceeds from issuance of common stock	59	83	127

Net cash provided by (used in) financing activities	5,173	226	(3,905)

Net decrease in cash and cash equivalents	(4,571)	(2,864)	(14,201)

Cash and cash equivalents at beginning of year	10,220	13,084	27,285

Cash and cash equivalents at end of year	$5,649	10,220	13,084

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2005	2004	2003
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,393	4,650	4,899
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	250	306	273
Amortization and accretion, net	(432)	324	(1,815)
Provision for (reduction in) possible loan losses	(87)	—	59
Provision for deferred taxes	63	66	46
Securities gains	(6)	(33)	(23)
Loss (gain) on sale of foreclosed assets	(14)	5	—
Gain on sale of bank premises and equipment	—	—	(99)
FHLB dividend reinvestment	(56)	(48)	(47)
Decrease in taxes payable, net	(33)	(97)	(119)
Decrease (increase) in interest receivable	(177)	90	53
Increase (decrease) in interest payable	524	(58)	(220)
Increase (decrease) in other assets and liabilities, net	42	(68)	(38)

Total adjustments	74	487	(1,930)

Net cash provided by operating activities	$4,467	5,137	2,969

Supplemental Schedule of Non-Cash Activities:

Non-cash transfers from loans to foreclosed assets	$190	488	399

Non-cash transfers from foreclosed assets to loans	$95	489	179

Unrealized gain (loss) in value of securities available-for-sale net of income taxes of $551,000, $323,000 and $376,000, respectively	$(888)	(520)	(606)

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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

Loans are stated at the principal amount outstanding. The allowance for possible loan losses is shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are generally recognized at origination as an adjustment of the related loan’s yield. Interest income on most loans is accrued based on the principal amount outstanding.

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
December 31, 2005, 2004 and 2003
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

The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (included in other liabilities, if significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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

(f)	Securities

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
December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies, Continued
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

(j)	Foreclosed Assets

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
December 31, 2005, 2004 and 2003
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

(q)	Reclassifications

Certain reclassifications have been made to the 2004 and 2003 figures to conform to the presentation for 2005.

(r)	Impact of New Accounting Standards

In November, 2002, the FASB issued Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others”, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 did not have a material impact on the consolidated financial statements.

In October, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 147 amends SFAS No. 72 and FASB Interpretation No. 9 to eliminate all acquisitions of financial institutions other than transactions between mutual enterprises from their scope. Accordingly, the excess of the purchase price paid to acquire a financial institution over the fair value of the identifiable tangible and intangible assets and liabilities acquired now must be recorded as goodwill following SFAS No. 141 and assessed for impairment following SFAS No. 142, “Goodwill and Other Intangible Assets”. Furthermore, any previously recognized unidentifiable intangible assets resulting from prior business combinations that do not meet SFAS No. 141’s criteria for separate recognition must be reclassified to goodwill.

On June 30, 2005, the FASB issued an exposure draft “Business Combinations — a replacement of SFAS No. 141 (141 Revised). The proposed Statement would require the acquirer to measure the fair value of the acquiree, as a whole, as of the acquisition date as opposed to the definitive agreement date. The proposal also requires that contingent consideration be estimated and recorded at the acquisition which is in conflict with SFAS No. 5. SFAS No. 5 would be amended for this exception. Acquisition related costs incurred in connection with the business combination would generally be expensed.

This proposed Statement would require the acquirer in a business combination in which the acquisition-date fair value of the acquirer’s interest in the acquiree exceeds the fair value of the consideration transferred for that interest (referred to as a bargain purchase) to account for that excess by first reducing the goodwill related to that business combination to zero, and then by recognizing any excess in income. Statement 141 requires that excess to be allocated as a pro rata reduction of the amounts that would have been assigned to particular assets acquired. The proposed Statement is expected to be effective for acquisitions after January 1, 2007.

In May, 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS” No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(r)	Impact of New Accounting Standards, Continued

In June, 2003, the American Institute of Certified Public Accountants issued an exposure draft on a Proposed Statement of Position (“SOP”) on Allowance for Credit Losses. If approved, the Proposed SOP would significantly change the way the allowance for possible loan losses is calculated. Under the Proposed SOP, any loans determined to be impaired, as defined in SFAS No. 114, would be assigned a specific reserve based on facts and circumstances surrounding the particular loan and no loss percentage would be assigned. If a loan is determined not to be impaired, it would be assigned to a pool of similar homogeneous loans. A loss percentage would then be assigned to the pool based on historical charge-offs adjusted for internal or external factors such as the economy, changes in underwriting standards, etc. Management has not yet determined the impact this Proposed SOP would have on their consolidated financial statements. Under the Proposal, any changes resulting from the initial application of this Proposed SOP would be treated as a change in accounting estimate.

In addition, there is currently outstanding a bank regulatory interagency proposal dated March 28, 2005 related to the methodology for assigning risk factors to loans and other extensions of credit. The policy, if adopted, could effect the calculation of the allowance for possible loan losses. Management has not determined the impact of this policy statement; however, it is not expected to have a material impact on the consolidated financial statements.

On December 31, 2003, First McMinnville Corporation adopted certain disclosure requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. These disclosures concerned unrealized losses related to investments in debt and marketable equity securities that are accounted for under SFAS No. 115. Disclosures include the length of time investments have been in a loss position and discussion pertaining to the nature of the impairment. In September, 2004, the FASB approved issuance of Staff Position (FSP) EITF 03-1-1, “Effective Date of Paragraphs 10 through 20 of EITF Issue No. 03-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). FSP EITF 03-1-1 delays the effective date of paragraphs 10 through 20 of EITF 03-1 as they relate to recognition of other-than-temporary impairment for cost method and marketable investments. This deferral will extend until the FASB provides clarification of the guidance presented in paragraphs 10 through 20. Effective July 1, 2004 First McMinnville adopted all remaining provisions of EITF Issue 03-1, including measurement guidance for evaluating whether impairment has occurred for marketable securities and cost method investments. The effect of implementing the final provisions of paragraphs 10 through 20 cannot currently be estimated due to the pending implementation issues. The adoption of all other provisions of EITF Issue No. 03-1 did not have an impact on the results of operations. The required disclosures are included in note 3 to the consolidated financial statements.

On December 31, 2003, First McMinnville Corporation adopted SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This standard does not change the measurement or recognition of those plans required by SFAS No. 87 and SFAS No. 106. Additionally, the disclosure requirements of the original SFAS No. 132 have been retained. SFAS No. 132 (revised 2003) requires additional disclosure about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 (revised 2003) did not have an impact on the results of operations.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(r)	Impact of New Accounting Standards, Continued

In December, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123-R), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees. SFAS No. 123-R must be adopted no later than January 1, 2006 with earlier adoption permitted. As permitted by the original SFAS No. 123, First McMinnville Corporation has accounted for its equity awards under the provisions of APB No. 25. Upon adoption of SFAS No. 123-R, the grant date fair value of an award will be used to measure the compensation expense recognized for the award. For unvested awards granted prior to the adoption of SFAS 123-R, the fair values utilized will equal the values used in preparation of the disclosures required under the original SFAS 123. Compensation expense recognized after adoption of SFAS No. 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. Accordingly, the adoption of SFAS 123-R will have an impact on First McMinnville Corporation’s results of operations although it will have no significant impact on First McMinnville Corporation’s overall financial position. The impact of adoption of SFAS 123-R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had First McMinnville Corporation adopted SFAS 123-R in prior periods, the impact on that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 20, “Stock-Based Compensation”. Management does not expect the impact to be material on the financial condition or result of operations.

On June 1, 2005, the SFAS issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB 20 and Statement 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005.

On July 1, 2004, First McMinnville Corporation adopted FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP FAS 106-2 requires a plan sponsor to determine if benefits offered through a postretirement health care plan are actuarially equivalent to Medicare Part D. If benefits are determined to be actuarially equivalent, the resulting effect on the plan’s obligations should be reflected as an actuarial gain in determining the plan’s accumulated postretirement benefit obligation. The impact of adopting FSP FAS 106-2 was immaterial to First McMinnville Corporation.

On July 14, 2005, the FASB issued an Exposure Draft on Accounting for Uncertain Tax Positions, a proposed interpretation of FASB Statement No. 109. The proposed interpretation requires that only benefits from tax positions that are probable of being sustained under audit should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the best estimates of management. At the time these positions become “more likely than not” to be disallowed under audit, their recognition would be reversed. First McMinnville Corporation is currently reviewing the potential impact of this proposed Interpretation; any cumulative effect associated with the application of the provisions of the proposed Interpretation will be reported as a change in accounting principle in the period in which the Interpretation is adopted.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(2)	Loans and Allowance for Possible Loan Losses

Loans and allowance for possible loan losses at December 31, 2005 and 2004 are summarized as follows:

	In Thousands
	2005	2004
Commercial, financial and agricultural.	$20,957	21,946
Real estate — construction	10,154	6,563
Real estate — mortgage	119,587	117,960
Consumer	2,868	2,647

	153,566	149,116
Less allowance for possible loan losses	(1,816)	(1,816)

	$151,750	147,300

In the normal course of business, the Company’s subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $5,038,000 and $5,771,000 at December 31, 2005 and 2004, respectively. During 2005, $2,429,000 of such loans were made and repayments totaled $3,162,000. During 2004, $5,268,000 of such loans were made and repayments totaled $5,081,000. As of December 31, 2005, none of these loans were restructured, nor were any related party loans charged off during the past three years.
No loans had been placed on non-accrual status during 2005 and 2004.
Total loans past due ninety days or more and still accruing interest amounted to $94,000 and $8,000 at December 31, 2005 and 2004, respectively.
The principal maturities on loans at December 31, 2005 are as follows:

	In Thousands
	Commercial,
	Financial
	and	Real Estate -	Real Estate-
	Agricultural	Construction	Mortgage	Consumer	Total
3 months or less	$2,420	4,947	8,624	152	16,143
3 to 12 months	6,547	3,304	25,293	460	35,604
1 to 5 years	5,814	1,903	71,617	2,187	81,521
Over 5 Years	6,176	—	14,053	69	20,298

	$20,957	10,154	119,587	2,868	153,566

At December 31, 2005, variable rate and fixed rate loans totaled approximately $21,535,000 and $132,031,000, respectively. At December 31, 2004, variable rate and fixed rate loans totaled approximately $24,531,000 and $124,585,000, respectively.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(2)	Loans and Allowance for Possible Loan Losses, Continued

Transactions in the allowance for possible loan losses for the years ended December 31, 2005, 2004 and 2003 are summarized as follows:

	In Thousands
	2005	2004	2003
Balance, beginning of year	$1,816	1,909	1,908
Provision charged (reduction) to operating expense	(87)	—	59

	1,729	1,909	1,967

Loans charged off	(45)	(159)	(78)
Recoveries on losses	132	66	20

Net recoveries (charge-offs)	87	(93)	(58)

Balance, end of year	$1,816	1,816	1,909

The Company’s principal customers are basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 2005, the Company had loans to customers in the nursery industry totaling approximately $12,064,000 as compared to $10,120,000 at December 31, 2004. Credit is extended to businesses and individuals and is generally evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.

Impaired loans and related loan loss reserve amounts at December 31, 2005 and 2004 were as follows:

	In Thousands
	2005	2004
Recorded investment	$1,055	1,097
Loan loss reserve	$370	357
The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $976,000 and $2,358,000, respectively.

The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $81,000 and $115,000 for 2005 and 2004, respectively.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(3)	Securities

Securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2005 is as follows:

	Securities Held-To-Maturity (In Thousands)
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$25,356	—	519	24,837
Obligations of states and political subdivisions	32,806	929	107	33,628
Corporate and other securities	1,794	42	—	1,836

	$59,956	971	626	60,301

	Securities Available-For-Sale (In Thousands)
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$94,166	—	2,063	92,103
Obligations of states and political subdivisions	1,000	10	—	1,010
Mortgage-backed securities	764	15	—	779

	$95,930	25	2,063	93,892

Securities at December 31, 2004 consist of the following:

	Securities Held-To-Maturity (In Thousands)
	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,612	2	153	20,461
Obligations of states and political subdivisions	33,522	1,479	35	34,966
Corporate and other securities	2,992	128	—	3,120

	$57,126	1,609	188	58,547

	Securities Available-For-Sale (In Thousands)
	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$86,506	110	757	85,859
Obligations of states and political subdivisions	1,250	10	—	1,260
Mortgage-backed securities	1,040	40	—	1,080

	$88,796	160	757	88,199

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(3)  Securities, Continued
The amortized cost and estimated market value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value
Due in one year or less	$6,455	6,408
Due after one year through five years.	29,554	29,210
Due after five years through ten years	15,827	16,236
Due after ten years	6,326	6,611
Corporate and other securities	1,794	1,836

	$59,956	60,301

	In Thousands
		Estimated
	Amortized	Market
Securities Available-For-Sale	Cost	Value
Due in one year or less	$20,564	20,361
Due after one year through five years.	73,142	71,291
Due after five years through ten years	1,500	1,502
Due after ten years	724	738

	$95,930	93,892

     Results from sales and early calls of securities are as follows:

	In Thousands
	For the Year Ended December 31,
	2005	2004	2003
Gross proceeds	$436	1,593	1,268

Gross realized gains	$6	33	23
Gross realized losses	—	—	—

Net realized gains	$6	33	23

Securities with approximate carrying values of $64,923,000 (approximate market value of $64,860,000) and $60,697,000 (approximate market value of $60,934,000) at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.

Included in the securities at December 31, 2005, are approximately $11,518,000 at amortized cost (approximate market value of $11,607,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(3)  Securities, Continued
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses
U.S. Treasury and other U.S. Government agencies and corporations	$41,961	479	40	$74,978	2,104	73	$116,939	2,583

Obligations of states and political sub- divisions	5,021	55	20	1,384	51	5	6,405	106

Total temporarily impaired securities.	$46,982	534	60	$76,362	2,155	78	$123,344	2,689

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

Restricted equity securities consists of stock of the Federal Home Loan Bank and the Federal Reserve Bank amounting to $1,268,000 and $91,000, respectively at December 31, 2005 and $1,212,000 and $91,000, respectively at December 31, 2004. The stock can be sold back only at par or a value as determined by the issuing institution and only to the Federal Home Loan Bank, the Federal Reserve Bank or to another member institution. These securities are reported at cost. The increase in the Federal Home Loan Bank during the year ended December 31, 2005 results from stock dividends totaling $56,000

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(5)	Premises and Equipment

The detail of premises and equipment at December 31, 2005 and 2004 is as follows:

	In Thousands
	2005	2004
Land	$389	389
Buildings	2,474	2,468
Furniture and equipment	2,384	2,102

	5,247	4,959
Less accumulated depreciation	(3,411)	(3,177)

	$1,836	1,782

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, amounted to $250,000, $306,000 and $273,000, respectively.
(6)	Deposits
Deposits at December 31, 2005 and 2004 are summarized as follows:

	In Thousands
	2005	2004
Demand deposits	$24,722	21,956
Negotiable order of withdrawal accounts	31,438	34,073
Money market demand accounts	9,306	10,051
Savings deposits	32,273	32,571
Certificates of deposit $100,000 or greater	62,417	50,319
Other certificates of deposit	61,169	61,665
Individual retirement accounts $100,000 or greater	6,224	5,401
Other individual retirement accounts	11,539	10,552

	$239,088	226,588

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2005 are as follows:

Maturity	In Thousands
2006	$83,768
2007	35,513
2008	8,518
2009	10,634
2010	2,916

$141,349

At December 31, 2005, certificates of deposit and individual retirement accounts in denominations of $100,000 or more amounted to $68,641,000 as compared to $55,720,000 at December 31, 2004.
The aggregate amount of overdrafts reclassified as loans receivable was $5,000 and $30,000 at December 31, 2005 and 2004, respectively.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(6)	Deposits, Continued

The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts at December 31, 2005 and 2004 were approximately $2,060,000 and $2,086,000, respectively.

(7)	Securities Sold Under Repurchase Agreements

The maximum amounts of outstanding repurchase agreements during 2005 and 2004 were $30,713,000 and $35,446,000, respectively. The average daily balance outstanding during 2005 and 2004 was $24,859,000 and $30,129,000, respectively. The weighted average interest rate at December 31, 2005 and 2004 was 1.80% and 1.20%, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

(8)	Advances from Federal Home Loan Bank

The advances from Federal Home Loan Bank (FHLB) at December 31, 2005 and 2004 consists of the following:

			Initial	In Thousands
Original			Fixed Rate	2005	2004
Note Date	Maturity Date	Rate	Period	Amount	Amount
April 30, 1998	April 30, 2008	5.60	24 Months	$1,000	$1,000

The FHLB has the right to convert the fixed rate on these advances at the end of the initial fixed rate period and on a quarterly basis thereafter with a one business day notice. If the conversion option is exercised, the advance will be converted to a three month LIBOR-based advance at a spread of zero basis points to the LIBOR index.
(9)	Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands
	2005	2004	2003
Non-interest income:
Service charges on deposits	$489	459	462
Other fees and commissions	95	92	87
Commissions on fiduciary activities	126	77	82
Security gains, net	6	33	23
Gain on sale of premises and equipment	—	—	99
Other income	99	66	75

Total non-interest income	$815	727	828

Non-interest expense:
Salaries and employee benefits	$3,137	3,116	3,122
Occupancy expenses, net	208	200	205
Furniture and equipment expenses	355	399	331
FDIC insurance	31	34	36
Other operating expenses	953	994	1,102

Total non-interest expense	$4,684	4,743	4,796

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(10)	Income Taxes

The components of the net deferred tax asset (liability) are as follows:

	In Thousands
	2005	2004
Deferred tax asset:
Federal	$1,073	643
State	219	131

	1,292	774

Deferred tax liability:
Federal	(445)	(421)
State	(91)	(86)

	(536)	(507)

	$756	267

The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

	In Thousands
	2005	2004
Financial statement allowance for possible loan losses in excess of tax allowance	$512	545
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(169)	(157)
Book pension expense under the allowable tax deduction	(124)	(129)
Unrealized loss on investment securities available-for-sale	780	229
FHLB stock dividends excluded for tax purposes	(243)	(221)

	$756	267

The components of income tax expense are summarized as follows:

	In Thousands
	Federal	State	Total
2005
Current	$1,495	393	1,888
Deferred	52	11	63

Total	$1,547	404	1,951

2004
Current	$1,576	423	1,999
Deferred	55	11	66

Total	$1,631	434	2,065

2003
Current	$1,671	452	2,123
Deferred	38	8	46

Total	$1,709	460	2,169

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(10)	Income Taxes, Continued

A reconciliation of actual income tax expense of $1,951,000, $2,065,000 and $2,169,000 for the years ended December 31, 2005, 2004 and 2003, respectively, to the “expected” tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2005	2004	2003
Computed “expected” tax expense	$2,157	2,283	2,403
State income taxes, net of Federal income tax benefit	268	284	306
Tax exempt interest, net of interest expense exclusion	(459)	(495)	(524)
Other, net	(15)	(7)	(16)

Actual tax expense	$1,951	2,065	2,169

Total income tax expense for 2005, 2004 and 2003 includes income tax expense of $3,000, $13,000 and $9,000, respectively, related to gains on securities called.

(11)	Employee Benefit Plans

The subsidiary bank has in effect a defined benefit noncontributory pension plan which covers substantially all employees over 21 years of age after they have been employed one year.

The minimum required contribution for the plan years ending December 31, 2005 and 2004 was zero and $87,429, respectively. The Company contributed $124,000 and $223,000 in 2005 and 2004, respectively.

Reconciliation of the benefit obligation and the fair value of plan assets is as follows:

	In Thousands
	2005	2004
Change in benefit obligation:
Obligation at January 1 (revalued in 2005 at 6%)	$4,365	3,988
Service costs	139	129
Interest costs	261	254
Benefit payments	(274)	(253)
Actuarial gains (losses)	(20)	(59)

Obligation at December 31	$4,471	4,059

Change in fair value of plan assets:
Fair value of plan assets at January 1	$3,789	3,488
Actual (loss) return on plan assets	194	331
Employer contributions, net of refunds	124	223
Benefit payments	(274)	(253)

Fair value of plan assets at December 31	$3,833	3,789

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(11)	Employee Benefit Plans, Continued

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at December 31, 2005 and 2004:

	In Thousands
	2005	2004
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$3,831	3,308

Actuarial present value of projected benefits obligation (PBO)	$4,471	4,059
Plan assets at fair market value	3,833	3,789

Funded status	(638)	(270)
Unamortized net transition asset	242	264
Unrecognized prior service cost	(9)	(14)
Unrecognized net loss	730	357

Net pension asset recognized in the consolidated balance sheets	$325	337

The unamortized net transition asset is being amortized over 30 years using the straight line method. Eleven years remain at December 31, 2005. The unrecognized prior service cost is being amortized by the straight-line method and has two years remaining at December 31, 2005. The unrecognized net gain or loss is being amortized over 11.1 years which is the expected future working lifetime as of January 1, 2005. The market value of plan assets is the market value of the assets plus accruals.
The following weighted-average assumptions were used to determine benefit obligations at December 31, 2005 and 2004:

	In Thousands
	2005	2004
Discount rate	6.0%	6.5%

Rate of compensation increase	3.5%	3.5%
Net periodic benefit cost amounted to $136,000 in 2005, $124,000 in 2004 and $223,000 in 2003 and is comprised of the following components:

	In Thousands
	2005	2004	2003
Service cost-benefits earned during the period	$139	129	167
Interest cost on projected benefit obligation	261	254	234
Expected return on plan assets	(301)	(278)	(226)
Amortization of net transition asset	22	22	22
Amortization of prior service cost	(5)	(5)	(5)
Recognized actuarial (gain) or loss	20	2	31

	$136	124	223

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(11)	Employee Benefit Plans, Continued

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Discount rate	6.0%	6.5%	6.5%

Expected long-term returns on plan assets	8.0%	8.0%	8.0%

Rate of compensation increase	3.5%	3.5%	3.5%
The following table gives the weighted-average plan asset allocations as of December 31, 2005 and 2004:

	2005	2004
Equity securities	59.0%	55.8%

Debt securities	41.0	44.2

Real estate	—	—

Other	—	—

	100.0%	100.0%

The Plan’s assets are currently invested at the discretion of the plan sponsor. No formal investment targets are maintained for different classes of assets due to the relative small size of the plan.
The Company’s best estimate of contribution for the year ended December 31, 2005 range between $100,000 and $250,000.
The benefits expected to be paid in the years subsequent to December 31, 2005 assuming no lump sum payments are as follows:

(In Thousands)
Pension
Year	Benefits
2006	$146
2007	160
2008	186
2009	201
2010	196
2011 – 2015	1,331

$2,220

The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2005.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(11)	Employee Benefit Plans, Continued

The Bank has adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed one year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2005, 2004 and 2003, the Bank contributed $61,000, $57,000 and $58,000, respectively, to the plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meets all capital adequacy requirements to which they are subject. The actual ratios of the Company and the Bank were as follows:

	Company		Bank		Minimum
	2005	2004	2005	2004	Requirement
Tier I ratio	30.52%	29.79%	30.45%	29.73%	4%

Total risk-based ratio	31.57%	30.86%	31.51%	30.80%	8%

Leverage ratio	16.87%	16.17%	16.84%	16.14%	4%
As of December 31, 2005, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

(13)	Commitments and Contingent Liabilities

The Company has an unsecured $2,000,000 line of credit with another financial institution. The subsidiary Bank has lines of credit with other financial institutions totaling $20,000,000. At December 31, 2005 the subsidiary Bank had a balance under these lines of credit of $4,300,000. At December 31, 2005 there was no outstanding balance under these lines of credit.

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(14)	Concentration of Credit Risk, Continued

At December 31, 2005, the Company’s cash and due from banks included commercial bank deposit accounts aggregating $3,404,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution.

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

	In Thousands
	Contract or Notional Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$13,440	13,124
Standby letters of credit	1,976	2,216

Total	$15,416	15,340

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $1,976,000 at December 31, 2005.
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
December 31, 2005, 2004 and 2003
(17)	First McMinnville Corporation -

Parent Company Financial Information
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2005 and 2004

	In Thousands
	2005		2004
ASSETS

Cash	$1,395	*	$1,418	*
Investment in commercial bank subsidiary	51,104	*	49,980	*
Due from commercial bank subsidiary	78	*	57	*

Total assets	$52,577		$51,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Dividend payable	$1,360		$1,376

Stockholders’ equity:
Common stock, no par value authorized 5,000,000 shares, issued 1,235,935 and 1,233,922 shares, respectively	3,804		3,745
Retained earnings	53,620		51,033
Net unrealized losses on available-for-sale securities, net of income taxes of $780,000 and $229,000, respectively	(1,257)		(369)

	56,167		54,409
Less cost of treasury stock of 205,440 and 193,062 shares, respectively	(4,950)		(4,330)

Total stockholders’ equity	51,217		50,079

Total liabilities and stockholders’ equity	$52,577		$51,455

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(17)	First McMinnville Corporation -

Parent Company Financial Information, Continued
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Statements of Earnings and Comprehensive Earnings
For the Three Years Ended December 31, 2005

	In Thousands
	2005		2004		2003
Income:
Dividends from commercial bank subsidiary	$2,415	*	$1,943	*	1,822 *

Other expenses	55		48		71

Earnings before income tax benefits and equity in undistributed earnings of commercial bank subsidiary	2,360		1,895		1,751

Income tax benefits	21		18		27

	2,381		1,913		1,778

Equity in undistributed earnings of commercial bank subsidiary	2,012	*	2,737	*	3,121 *

Net earnings	4,393		4,650		4,899

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $551,000, $323,000 and $377,000, respectively	(888)		(520)		(603)
Less: reclassification adjustment for gains included in net earnings, net of taxes of $1,000 in 2003	—		—		(3)

Other comprehensive loss	(888)		(520)		(606)

Comprehensive earnings	$3,505		$4,130		4,293

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(17) First McMinnville Corporation -
        Parent Company Financial Information, Continued
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity
For the Three Years Ended December 31, 2005

	In Thousands
				Net
				Unrealized
				Gains (Losses)
		Additional		On Available-
	Common	Paid-In	Retained	For-Sale	Treasury
	Stock	Capital	Earnings	Securities	Stock	Total
Balance December 31, 2002	$1,534	2,001	45,082	757	(3,976)	45,398
Elimination of par value	2,001	(2,001)	—	—	—	—
Net earnings	—	—	4,899	—	—	4,899
Issuance of 3,872 shares of common stock	127	—	—	—	—	127
Cash dividends declared ($1.70 per share)	—	—	(1,774)	—	—	(1,774)
Cost of 1,837 shares of treasury stock	—	—	—	—	(84)	(84)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $376,000	—	—	—	(606)	—	(606)

Balance December 31, 2003	3,662	—	48,207	151	(4,060)	47,960
Net earnings	—	—	4,650	—	—	4,650
Issuance of 2,900 shares of common stock	83	—	—	—	—	83
Cash dividends declared ($1.75 per share)	—	—	(1,824)	—	—	(1,824)
Cost of 5,573 shares of treasury stock	—	—	—	—	(270)	(270)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $323,000	—	—	—	(520)	—	(520)

Balance December 31, 2004	3,745	—	51,033	(369)	(4,330)	50,079
Net earnings	—	—	4,393	—	—	4,393
Issuance of 2,013 shares of common stock	59		—	—	—	59
Cash dividends declared ($1.75 per share)	—	—	(1,806)	—	—	(1,806)
Cost of 12,378 shares of treasury stock	—	—	—	—	(620)	(620)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $551,000	—	—	—	(888)	—	(888)

Balance December 31, 2005	$3,804	—	53,620	(1,257)	(4,950)	51,217

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(17) First McMinnville Corporation -
            Parent Company Financial Information, Continued
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Statements of Cash Flows
For the Three Years Ended December 31, 2005
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2005	2004	2003
Cash flows from operating activities:
Dividend received from commercial bank subsidiary	$2,415	1,943	1,822
Cash paid to suppliers	(55)	(48)	(71)

Net cash provided by operating activities	2,360	1,895	1,751

Cash flows from financing activities:
Dividends paid	(1,822)	(1,805)	(1,693)
Payments made to acquire treasury stock	(620)	(270)	(84)
Proceeds from issuance of common stock	59	83	127

Net cash used in financing activities	(2,383)	(1,992)	(1,650)

Net increase (decrease) in cash and cash equivalents	(23)	(97)	101

Cash and cash equivalents at beginning of year	1,418	1,515	1,414

Cash and cash equivalents at end of year	$1,395	1,418	1,515

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$4,393	4,650	4,899

Adjustments to reconcile net earnings to net cash provided by operating activities:
Dividend received from commercial bank subsidiary	2,415	1,943	1,822
Equity in earnings of commercial bank subsidiary	(4,427)	(4,680)	(4,943)
Increase in other assets, net	(21)	(18)	(27)

Total adjustments	(2,033)	(2,755)	(3,148)

Net cash provided by operating activities	$2,360	1,895	1,751

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(18)	Disclosures About Fair Value of Financial Instruments, Continued

Federal Funds Purchased

For the Federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Advances from FHLB

The fair value of advances from the FHLB is based on information received from the FHLB.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2005 and 2004 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	In Thousands
	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$5,649	5,649	10,245	10,245
Securities	153,848	154,193	145,325	146,746
Loans	153,566		149,116
Less: allowance for loan losses	(1,816)		(1,816)

Loans, net of allowance	151,750	148,110	147,300	145,236

Restricted equity securities	1,359	1,359	1,303	1,303

Financial liabilities:
Deposits	239,088	239,216	226,588	226,441
Securities sold under repurchase agreements	19,389	19,389	28,633	28,633
Federal funds purchased	4,300	4,300	—	—
Advances from FHLB	1,000	1,016	1,000	1,057

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(18)	Disclosures About Fair Value of Financial Instruments, Continued

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

The following is a summary of components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)	2005	2004	2003

Basic EPS Computation:
Numerator — income available to common shareholders	$4,393	$4,650	4,899

Denominator — weighted average number of common shares outstanding	1,036,638	1,043,233	1,043,124

Basic earnings per common share	$4.24	$4.46	4.70

Diluted EPS Computation:
Numerator	$4,393	$4,650	4,899

Denominator:
Weighted average number of common shares outstanding	1,036,638	1,043,233	1,043,124
Dilutive effect of stock options	19,211	18,343	15,947

	1,055,849	1,061,576	1,059,071

Diluted earnings per common share	$4.16	$4.38	4.63

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(20)	Stock Option Plan

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

(In Thousands)	2005	2004	2003

Net earnings:
As Reported	$4,393	4,650	4,899
Proforma	$4,376	4,634	4,880

Basic earnings per common share:
As Reported	$4.24	4.46	4.70
Proforma	$4.22	4.44	4.68

Diluted earnings per common share:
As Reported	$4.16	4.38	4.63
Proforma	$4.14	4.37	4.61
     A summary of the stock option activity for 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	59,178	$30.48	63,178	$30.42	69,050	$30.93
Granted	—	—	—	—	—	—
Exercised	(2,013)	29.08	(2,900)	29.08	(3,872)	32.85
Forfeited	—	—	(1,100)	30.56	(2,000)	43.67

Outstanding at end of year	57,165	$30.52	59,178	$30.48	63,178	$30.42

Options exercisable at year end	48,725		47,038		45,938

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2005, 2004 and 2003
(20)	Stock Option Plan, Continued

The following table summarizes information about fixed stock options at December 31, 2005:

Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/05	Price	Life	at 12/31/05	Price
$29.08	45,765	$29.08	2.7 years	38,845	$29.08
34.93	9,000	34.93	5.1 years	9,000	34.93
37.15	800	37.15	5.6 years	400	37.15
43.67	1,600	43.67	7.8 years	480	43.67

	57,165			48,725

(21)	Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$3,986	3,921	3,800	3,741	3,794	3,773	3,728	3,718
Net interest income	2,486	2,530	2,537	2,573	2,681	2,689	2,687	2,674
Provision for (reduction in) possible loan losses	(87)	—	—	—	—	—	—	—
Earnings before income taxes	1,513	1,670	1,514	1,647	1,732	1,707	1,564	1,712
Net earnings	1,102	1,149	1,005	1,137	1,211	1,195	1,059	1,185
Basic earnings per common share	1.07	1.11	.97	1.09	1.16	1.15	1.01	1.14
Diluted earnings per common share	1.05	1.09	.95	1.07	1.13	1.13	1.00	1.12

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
I.	Distribution of Assets, Liabilities and Stockholders’ Equity:

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

Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $331,000, $324,000 and $362,000 for 2005, 2004 and 2003, respectively, are included in loan income and represent an adjustment of the yield on these loans.

1

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$144,884	6.75%	9,780	147,981	6.61%	9,776	(203)	207	4

Investment securities — taxable	114,104	3.45	3,940	104,804	3.32	3,476	322	142	464

Investment securities - tax exempt	32,108	4.50	1,446	34,275	4.50	1,544	(98)	—	(98)

Taxable equivalent adjustment	—	2.32	745	—	2.32	795	(50)	—	(50)

Total tax-exempt investment securities	32,108	6.82	2,191	34,275	6.82	2,339	(148)	—	(148)

Total investment securities	146,212	4.19	6,131	139,079	4.18	5,815	302	14	316

Restricted equity securities	1,337	4.64	62	1,284	4.13	53	2	7	9

Federal funds sold	7,220	3.03	219	13,436	1.21	163	(102)	158	56

Interest-bearing deposits in financial institutions	39	2.56	1	45	2.22	1	—	—	—

Total earning assets	299,692	5.40	16,193	301,825	5.24	15,808	(109)	494	385

Cash and due from banks	5,839			5,771

Allowance for possible loan losses	(1,864)			(1,897)

Bank premises and equipment	1,752			1,932

Other assets	2,984			2,535

Total assets	$308,403			310,166

2

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Deposits:
Negotiable order of withdrawal accounts	$33,327	.68%	228	34,716	.62%	216	(9)	21	12
Money market demand accounts	9,420	1.49	140	9,629	1.19	115	(2)	27	25
Other savings accounts	32,818	1.13	372	33,961	.77	263	(9)	118	109
Certificates of deposit $100,000 and over	44,418	3.23	1,436	41,316	2.86	1,182	93	161	254
Certificates of deposit under $100,000	68,173	3.18	2,165	70,495	2.46	1,736	(59)	488	429
Individual retirement accounts	17,022	3.21	546	15,542	2.57	399	41	106	147

Total interest-bearing deposits	205,178	2.38	4,887	205,659	1.90	3,911	(9)	985	976

Federal funds purchased	277	4.33	12	—	—	—	12	—	12
Securities sold under repurchase agreements and short-term debt	24,859	1.48	367	30,129	1.08	315	(61)	113	52

Advances from Federal Home Loan Bank	1,000	5.60	56	1,000	5.60	56	—	—	—

Total interest-bearing deposits and borrowed funds	231,314	2.30	5,322	236,788	1.81	4,282	(101)	1,141	1,040

Demand deposits	24,396			22,417

Other liabilities	1,536			1,486

Stockholders’ equity	51,157			49,475

Total liabilities and stockholders’ equity	$308,403			310,166

Net interest income			10,871			11,526			(655)

Net yield on earning assets		3.63%			3.82%

Net interest spread		3.10%			3.43%

3

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005

	In Thousands, Except Interest Rates
	2004			2003			2004/2003 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Loans, net of unearned interest	$147,981	6.61%	9,776	148,547	7.03%	10,449	(41)	(632)	(673)

Investment securities — taxable	104,804	3.32	3,476	93,750	3.77	3,531	392	(447)	(55)

Investment securities - tax exempt	34,275	4.50	1,544	35,462	4.63	1,637	(52)	(41)	(93)

Taxable equivalent adjustment	—	2.32	795	—	2.38	843	(30)	(18)	(48)

Total tax-exempt investment securities	34,275	6.82	2,339	35,462	6.99	2,480	(82)	(59)	(141)

Total investment securities	139,079	4.18	5,815	129,212	4.65	6,011	438	(634)	(196)

Restricted equity securities	1,284	4.13	53	1,237	4.20	52	2	(1)	1

Federal funds sold	13,436	1.21	163	18,715	1.05	196	(60)	27	(33)

Interest-bearing deposits in financial institutions	45	2.22	1	116	.86	1	(1)	1	—

Total earning assets	301,825	5.24	15,808	297,827	5.61	16,709	220	(1,121)	(901)

Cash and due from banks	5,771			7,651

Allowance for possible loan losses	(1,897)			(1,942)

Bank premises and equipment	1,932			2,163

Other assets	2,535			2,484

Total assets	$310,166			308,183

4

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005

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

5

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
II. Investment Portfolio:
     A. Investment securities at December 31, 2005 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$25,356	—	519	24,837
Obligations of states and political subdivisions	32,806	929	107	33,628
Corporate and other securities	1,794	42	—	1,836

	$59,956	971	626	60,301

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies and corporations	$94,166	—	2,063	92,103
Obligations of states and political subdivisions	1,000	10	—	1,010
Mortgage-backed securities	764	15	—	779

	$95,930	25	2,063	93,892

6

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
II. Investment Portfolio, Continued:
     A. Continued
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

7

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
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

8

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2005.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$5,114	5,075	3.24%
One to five years	20,242	19,762	3.52
Five to ten years	—	—	—
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	25,356	24,837	3.46

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total mortgage-backed securities	—	—	—

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	1,341	1,333	6.84
One to five years	9,312	9,448	6.10
Five to ten years	15,482	15,868	6.68
More than ten years	6,326	6,611	7.13

Total obligations of states and political subdivisions (tax-exempt)	32,461	33,260	6.61

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	345	368	6.88
More than ten years	—	—	—

Total obligations of states and political subdivisions (taxable)	345	368	6.88

Corporate and other securities	1,794	1,836	6.94

Total held-to-maturity securities	$59,956	60,301	5.36%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

9

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
II.	Investment Portfolio, Continued:
B.	Continued

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)
Obligations of U.S. Treasury and other U.S. Government agencies and corporations:
Less than one year	$20,564	20,361	3.26%
One to five years	73,100	71,249	3.55
Five to ten years	500	492	4.00
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	94,164	92,102	3.49%

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	42	42	5.50
Five to ten years	—	—	—
More than ten years	724	738	6.04

Total mortgage-backed securities	766	780	6.01

Obligations of states and political subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total obligations of states and political subdivisions (tax-exempt)	—	—	—

Obligations of states and political subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	1,000	1,010	6.92
More ten years	—	—	—

Total obligations of states and political subdivisions (taxable)	1,000	1,010	6.92

Total available-for-sale securities	$95,930	93,892	3.55%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

10

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
III.	Loan Portfolio:
A.	Loan Types

The following schedule details the loans of the Company at December 31, 2005, 2004, 2003, 2002 and 2001.

	In Thousands
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$20,957	21,946	25,446	28,273	21,406
Real estate — construction	10,154	6,563	5,630	5,674	5,482
Real estate — mortgage	119,587	117,960	114,639	113,138	111,441
Consumer	2,868	2,647	2,805	2,496	2,407

Total loans	153,566	149,116	148,520	149,581	140,736
Less unearned interest	—	—	—	—	(5)

Total loans, net of unearned interest	153,566	149,116	148,520	149,581	140,731
Less allowance for possible loan losses	(1,816)	(1,816)	(1,909)	(1,908)	(1,804)

Net loans	$151,750	147,300	146,611	147,673	138,927

Note: Amounts for 2004, 2003, 2002 and 2001 have been reclassified to conform to the classifications for 2005.

11

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2005.

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year *	5 Years	Years	Total
Maturity Distribution:
Commercial, financial and agricultural	$8,967	5,814	6,176	20,957
Real estate — construction	8,251	1,903	—	10,154

	$17,218	7,717	6,176	31,111

Interest-Rate Sensitivity:
Fixed interest rates	$14,020	7,602	4,305	25,927
Floating or adjustable interest rates	3,198	115	1,871	5,184

Total commercial, financial and agricultural loans and real estate - construction loans	$17,218	7,717	6,176	31,111

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

12

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements

The following schedule details selected information as to non-performing loans of the Company at December 31, 2005, 2004, 2003, 2002 and 2001.

	In Thousands, Except Percentages
	2005	2004	2003	2002	2001
Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$—	—	—	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$—	—	—	—	17
Real estate — construction	—	—	—	—	—
Real estate — mortgage	72	—	289	57	133
Consumer	22	8	23	12	2
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$94	8	312	69	152

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$94	8	312	69	152

Total loans, net of unearned interest	$153,566	149,116	148,520	149,581	140,731

Percent of total loans outstanding, net of unearned interest	.06%	.01%	0.21%	.05%	0.11%

Foreclosed assets	$203	190	220	—	100

13

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2005, 2004, 2003, 2002 and 2001.

At December 31, 2005, loans totaling $9,161,000 were included in the Company’s internal classified loan list. Of these loans, $3,319,000 are real estate, $5,759,000 are commercial and $83,000 are consumer. Management estimates collateral valuations relating to these loans to be approximately $21,190,000 ($4,657,000 related to real estate, $16,445,000 related to commercial and $88,000 related to consumer loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2005 and 2004, there were loans to customers in the nursery industry totaling approximately $12,064,000 and $10,120,000, respectively, which represents an industry concentration of approximately 7.86% and 6.79% of total loans for 2005 and 2004, respectively. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2005, foreclosed assets totaled $203,000. This balance consists of three pieces of residential real estate with an estimated market value of $138,000 and one tract of vacant land with an estimated market value of $65,000.

At December 31, 2004, foreclosed assets totaled $190,000. This balance consists of four pieces of residential real estate with an estimated market value of $125,000 and one tract of vacant land with an estimated market value of $65,000.

14

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
III.	Loan Portfolio, Continued:
D.	Other Interest-Bearing Assets

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2005 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

15

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 2005, 2004, 2003, 2002 and 2001 and the years then ended.

	In Thousands, Except Percentages
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of period	$1,816	1,909	1,908	1,804	1,711

Charge-offs:
Commercial, financial and agricultural	(1)	(76)	—	(88)	(85)
Real estate construction	—	—	—	—	—
Real estate – mortgage	(24)	(67)	(56)	(15)	(47)
Consumer	(20)	(16)	(22)	(30)	(19)
Lease financing	—	—	—	—	—

	(45)	(159)	(78)	(133)	(151)

Recoveries:
Commercial, financial and agricultural	101	24	10	34	23
Real estate construction	—	—	—	—	—
Real estate — mortgage	26	27	—	13	17
Consumer	5	15	10	10	24
Lease financing	—	—	—	—	—

	132	66	20	57	64

Net loan recoveries (charge-offs)	87	(93)	(58)	(76)	(87)

Reduction in allowance for (provision for) loan losses charged (credited) to expense	(87)	—	59	180	180

Allowance for loan losses at end of period	$1,816	1,816	1,909	1,908	1,804

Total loans, net of unearned interest, at end of year	$153,566	149,116	148,520	149,581	140,731

Average total loans out- standing, net of unearned interest, during year	$144,884	147,981	148,547	143,911	136,168

Net charge-offs (recoveries) as a percentage of average total loans outstanding, net of unearned interest, during year	(.06)%	.06%	.04%	.05%	0.06%

Ending allowance for possible loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.18%	1.22%	1.29%	1.28%	1.28%

16

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
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

The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	December 31, 2005		December 31, 2004
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$759	14%	$843	15%
Real estate construction	25	7	16	4
Real estate mortgage	982	78	914	79
Consumer	50	1	43	2

	$1,816	100%	$1,816	100%

	December 31, 2003		December 31, 2002
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,079	17%	$1,264	19%
Real estate construction	14	4	14	4
Real estate mortgage	762	77	581	76
Consumer	54	2	49	1

	$1,909	100%	$1,908	100%

	December 31, 2001
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$1,217	15%
Real estate construction	14	4
Real estate mortgage	537	79
Consumer	36	2

	$1,804	100%

17

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
V.	Deposits:

The average amounts and average interest rates for deposits for 2005, 2004 and 2003 are detailed in the following schedule:

	2005		2004		2003
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$24,396	—%	22,417	—%	22,411	—%
Negotiable order of withdrawal accounts	33,327	.68	34,716	.62	34,474	.74
Money market demand accounts	9,420	1.49	9,629	1.19	10,121	1.24
Other savings	32,818	1.13	33,961	.77	33,073	1.07
Certificates of deposit $100,000 and over	44,418	3.23	41,316	2.86	40,574	2.99
Certificates of deposit under $100,000	68,173	3.18	70,495	2.46	73,980	2.71
Individual retirement savings accounts	17,022	3.21	15,542	2.57	15,191	2.90

	$229,574	2.38%	228,076	1.71%	229,824	1.91%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2005:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total
Less than three months	$13,462	568	14,030

Three to six months	18,006	756	18,762

Six to twelve months	8,931	1,150	10,081

More than twelve months	22,018	3,750	25,768

	$62,417	6,224	68,641

18

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets:

The following schedule details selected key ratios of the Company at December 31, 2005, 2004 and 2003.

	2005	2004	2003
Return on assets	1.42%	1.50%	1.59%
(Net income divided by average total assets)

Return on equity	8.59%	9.40%	10.38%
(Net income divided by average equity)

Dividend payout ratio	41.27%	39.24%	36.17%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	16.59%	15.95%	15.32%
(Average equity divided by average total assets)

Leverage capital ratio	16.87%	16.17%	15.46%
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
December 31, 2005
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s risk-based capital at December 31, 2005, excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands,
Except
Percentages
Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$52,474

Tier II capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,816

Total risk-based capital	$54,290

Risk-weighted assets	$171,959

Risk-based capital ratios:
Tier I capital ratio	30.52%

Total risk-based capital ratio	31.57%

The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2005, the Company and its subsidiary bank were in compliance with these requirements.

20

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2005:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans	$153,566	24,506	8,770	14,187	17,610	88,493
Securities	153,848	2,089	1,621	4,179	19,915	126,044
Interest-bearing deposits	45	45	—	—	—	—
Federal funds sold	—	—	—	—	—	—
Restricted equity securities	1,359	1,359	—	—	—	—

Total earning assets	308,818	27,999	10,391	18,366	37,525	214,537

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	31,438	31,438	—	—	—	—
Money market demand accounts	9,306	9,306	—	—	—	—
Savings deposits	32,273	31,215	1,058	—	—	—
Certificates of deposit, $100,000 and over	62,417	6,498	6,964	18,006	8,931	22,018
Certificates of deposit, under $100,000	61,169	3,998	7,927	9,139	12,996	27,109
Individual retirement accounts	17,763	2,256	1,222	2,358	3,473	8,454
Securities sold under repurchase agreements	19,389	19,389	—	—	—	—
Federal funds purchased	4,300	4,300	—	—	—	—
Advances from FHLB	1,000	—	—	—	—	1,000

Total interest- bearing liabilities	239,055	108,400	17,171	29,503	25,400	58,581

Interest-sensitivity gap	$69,763	(80,401)	(6,780)	(11,137)	12,125	155,956

Cumulative gap		(80,401)	(87,181)	(98,318)	(86,193)	69,763

Interest-sensitivity gap as % of total assets		(25.62)%	(2.13)%	(3.51)%	3.82%	49.08%

Cumulative gap as % of total assets		(25.62)%	(27.43)%	(30.94)%	(27.12)%	21.95

The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

21

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
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

22

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2005
VII.	Short-Term Borrowings

Information related to securities sold under repurchase agreements which are due upon demand is as follows:

	Average				Maximum
	Amounts	Weighted		Year End	Borrowing
	Outstanding	Average	Amount	Weighted	Outstanding
	During	Interest Rate	Outstanding	Average	At Any
Year Ended	The Year	For The Year	At Year End	Interest Rate	Month End
	(In Thousands)		(In Thousands)		(In Thousands)
December 31, 2005	$24,859	1.48%	$19,389	1.80%	$30,713
December 31, 2004	$30,129	1.05%	$28,633	1.20%	$35,446
December 31, 2003	$28,263	1.15%	$28,782	1.01%	$32,352

23