Form 10-Q
period 2006-03-31
FIRST MCMINNVILLE CORP
filed 2006-05-12
CIK 743397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 1,027,587 shares at May 12, 2006

FIRST MCMINNVILLE CORPORATION
FORM 10Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:

Consolidated Balance Sheets — March 31, 2006 and December 31, 2005.

Consolidated Statements of Earnings — For the three months ended March 31, 2006 and 2005.

Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2006 and 2005.

Consolidated Statements of Cash Flows — For the three months ended March 31, 2006 and 2005.

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTFICATION
EXX-32.2 SECTION 906 CFO CERTIFICATION

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,826,000 and $1,816,000, respectively	$148,233	151,750
Securities:
Held-to-maturity, at cost (market value — $56,774,000 and $60,301,000, respectively)	56,516	59,956
Available-for-sale, at market (amortized cost — $95,411,000 and $95,930,000, respectively)	93,252	93,892

Total securities	149,768	153,848

Federal funds sold	4,500	—
Interest-bearing deposits in financial institutions	30	45
Restricted equity securities	1,378	1,359

Total earning assets	303,909	307,002

Cash and due from banks	6,258	5,649
Premises and equipment, net	1,848	1,836
Accrued interest receivable	2,120	1,890
Deferred tax asset, net	802	756
Foreclosed assets	203	203
Other assets	424	445

Total assets	$315,564	317,781

Liabilities and Stockholders’ Equity
Deposits	$241,305	239,088
Securities sold under repurchase agreements	19,182	19,389
Federal funds purchased	—	4,300
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,962	2,787

Total liabilities	263,449	266,564

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,237,435 and 1,235,935 shares respectively	3,857	3,804
Retained earnings	54,597	53,620
Net unrealized losses on available-for-sale securities, net of income taxes of $827,000 and $780,000, respectively	(1,333)	(1,257)

	57,121	56,167

Less cost of treasury stock of 206,540 shares and 205,440 shares, respectively	(5,006)	(4,950)

Total stockholders’ equity	52,115	51,217

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$315,564	317,781

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,644	2,403
Interest and dividends on securities:
Taxable securities	1,109	930
Exempt from Federal income taxes	353	369
Interest on federal funds sold	14	39

Total interest income	4,120	3,741

Interest expense:
Interest on negotiable order of withdrawal accounts	67	53
Interest on money market demand and savings accounts	156	110
Interest on certificates of deposit	1,332	903
Interest on securities sold under repurchase agreements and short term borrowings	114	88
Interest on advances from Federal Home Loan Bank	14	14

Total interest expense	1,683	1,168

Net interest income before provision for possible loan losses	2,437	2,573
Provision for possible loan losses	—	—

Net interest income after provision for possible loan losses	2,437	2,573

Non-interest income:
Service charges on deposit accounts	99	129
Other fees and commissions	40	47
Commissions and fees on fiduciary activities	10	10
Securities gains	—	4

	149	190

Non-interest expense:
Salaries and employee benefits	717	716
Occupancy expenses, net	51	56
Furniture and equipment expense	25	30
Data processing expense	79	75
FDIC insurance	8	8
Other operating expenses	247	231

	1,127	1,116

Earnings before income taxes	1,459	1,647
Income taxes	482	510

Net earnings	$977	1,137

Basic earnings per common share	$.95	1.09

Diluted earnings per common share	$.93	1.07

Dividends per share	$—	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(In Thousands)
Net earnings	$977	1,137

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $47,000 and $459,000, respectively	(76)	(740)
Reclassification adjustment for gains included in net earnings, net of taxes of $2,000	—	(3)

Other comprehensive earnings loss	(76)	(743)

Comprehensive earnings	$901	394

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$3,815	3,460
Fees and commissions received	149	186
Interest paid	(1,525)	(1,061)
Cash paid to suppliers and employees	(1,056)	(1,024)
Income taxes paid	(97)	(145)

Net cash provided by operating activities	1,286	1,416

Cash flows from investing activities:
Proceeds from maturities and calls of held-to-maturity securities	3,515	1,219
Proceeds from maturities and calls of available-for-sale securities	500	3,820
Purchase of held-to-maturity securities	—	(2,000)
Purchase of available-for-sale securities	—	(3,500)
Repayment of loans, net of advances to customers	3,517	2,276
Decrease in interest bearing deposits in financial institutions	15	3
Purchases of premises and equipment	(70)	(6)

Net cash provided by investing activities	7,477	1,812

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	212	(599)
Net increase in time deposits	2,005	187
Net decrease in securities sold under repurchase agreement	(207)	(2,244)
Repayment of fed funds purchased	(4,300)	—
Dividends paid	(1,360)	(1,376)
Proceeds from issuance of common stock	52	48
Payments to acquire treasury stock	(56)	(40)

Net cash provided by (used in) financing activities	(3,654)	(4,024)

Net increase (decrease) in cash and cash equivalents	5,109	(796)

Cash and cash equivalents at beginning of period	5,649	10,220

Cash and cash equivalents at end of period	$10,758	9,424

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$977	1,137
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	58	76
Amortization and accretion, net	(56)	(126)
FHLB dividend reinvestment	(19)	(12)
Securities gains	—	(4)
Decrease in other assets, net	21	23
Increase (decrease) in other liabilities	377	(30)
Increase in interest receivable	(230)	(143)
Increase in interest payable	158	495

Total adjustments	309	279

Net cash provided by operating activities	$1,286	1,416

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $47,000 and income taxes of $457,000, respectively.	$(76)	(743)

Other real estate transferred to loans	$—	43

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
In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005, comprehensive earnings for the three months ended March 31, 2006 and 2005 and changes in cash flows for the three months ended March 31, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a more complete discussion of factors that affect liquidity, capital and the results of operations.
Cautionary Note Concerning Forward-Looking Statements
     In this Quarterly Report and in documents incorporated herein by reference, or to which we refer, the Company may be communicate statements relating to anticipated future results of the Bank or the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s consolidated actual results may differ materially from those included in such forward-looking statements, such as those described in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions of belief, planning, and strategy. These statements may relate to, among other things, loan loss reserve adequacy, changes in interest rates, the impact of changes in interest rates, and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or the Bank, and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors may affect our financial condition and profitability, including changes in economic conditions, the volatility of and relative impact of particular interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law and regulation, regulatory issues and concerns, changes in fiscal, monetary, natural disasters, regulatory and tax policies, monetary fluctuations, and success in gaining regulatory approvals when required, as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in this section, as well as other portions of this Quarterly Report, is to provide reader of this report with information relevant to understanding and assessing the financial condition and results of operations of the consolidated Company and not to predict the future or to guarantee results. The Company does not intend, and expressly disclaims any obligation, to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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
     Based on the results of the analysis as of March 31, 2006, the Company would expect net interest income to decrease approximately $230,000 over a twelve month period if rates decreased 2%. Net interest income would be expected to increase approximately $250,000 over a 12 month period should rates increase 2%. The rate sensitivity as of March 31, 2006 was 1.05 to 1 (0-91 days) and 1.08 to 1 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.
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
Liquidity and Interest Rate Sensitivity Management, Continued
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $33.2 million mature or reprice within the next twelve months.
     A secondary source of liquidity is the Bank’s loan portfolio. At March 31, 2006 commercial, consumer and other loans of approximately $49.1 million and single family residential loans of approximately $14.2 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $49.7 million will become due during the next twelve months. The Bank’s deposit base increased $2,217,000 during the quarter ended March 31, 2006. Securities sold under repurchase agreements decreased $207,000. Federal funds sold were $4.5 million at March 31, 2006. At December 31, 2005, the Bank had Federal funds purchased of $4.3 million. The decrease in Federal funds purchased and the increase in Federal funds sold were funded through loan repayments and security maturities and calls. Securities decreased $4,080,000 during the quarter ended March 31, 2006. The net decrease in securities resulted primarily from calls and maturities. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2006 and December 31, 2005. This balance may remain static for some time due to the fact that a pre-payment premium might apply in the event of a principal reduction before the April 30, 2008 maturity date.
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
Capital Resources
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 16.9% at March 31, 2006 and 16.5% at December 31, 2005. The increase in the ratio resulted primarily from net earnings of $977,000 during the three months ended March 31, 2006. Total assets decreased $2,217,000 during the three months ended March 31, 2006. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2006 was 7.4% compared to 9.0% for the comparable period in 2005. Cash dividends will be increased during the remainder of 2006 over 2005 only at the discretion of the Board of Directors and as profits permit. No dividends have been declared in 2006 and dividends declared during 2005 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.
     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2006 the Bank has a Tier 1 risk-based ratio of 32.0%, a total capital to risk-based ratio of 33.1% and a Tier 1 leverage ratio of 16.8%, and fell within the category of “well capitalized” under the regulations.
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
     The Federal Reserve Board imposes consolidated capital guidelines on certain bank holding companies (such as the Company). These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations
     Net earnings were $977,000 for the three months ended March 31, 2006 as compared to $1,137,000 for the same period in 2005.
     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $379,000 or 10.1% during the three months ended March 31, 2006 as compared to an increase of $23,000 or 0.6% for the same period in 2005. The increase in 2006 was due primarily to increases in the interest rates by the Federal Reserve Bank during 2005 and the first quarter of 2006. The ratio of average earning assets to total average assets was 97.2% for each of the quarters ended March 31, 2006 and 2005.
     Interest expense increased $515,000 for the three months ended March 31, 2006 or 44.1% compared to an increase of $124,000 or 11.9% for the same period in 2005. The increase in 2006 and 2005 relates to the changes in interest rates as previously discussed.
     The foregoing resulted in net interest income of $2,437,000 for the three months ended March 31, 2006 a decrease of $136,000 or 5.3% when compared to the same period in 2005.
     The following schedule details the loans of the Company at March 31, 2006 and December 31, 2005:

	(In Thousands)
	March 31,	December 31,
	2006	2005
Commercial, financial & agricultural	$24,210	20,957
Real estate – construction	6,862	10,154
Real estate – mortgage	116,141	119,587
Consumer	2,846	2,868

	$150,059	153,566

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $63,677,000 and $2,846,000, respectively at March 31, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2006, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months ended March 31, 2006 or year ended December 31, 2005. Therefore, all interest income during these periods was recognized on the accrual basis.
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
Results of Operations, Continued
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2006, the Company had one loan totaling $33,000 that had been restructured.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at March 31, 2006 and December 31, 2005 were as follows:

	(In Thousands)
	March 31,	December 31,
	2006	2005
Recorded investment	$1,089	1,055
Allowance for loan losses	$403	370
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the three months ended March 31, 2006 and 2005 was $1,089,000 and $1,030,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $21,000 and $19,000 for the three months ended March 31, 2006 and 2005, respectively.
     The following schedule details selected information as to non-performing loans of the Company at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$352	—	72	—
Installment loans	6	—	22	—
Commercial	45	—	—	—

	$403	—	94	—

Renegotiated loans	$—	—	—	—

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$1,816	1,816
Add (deduct):
Losses charged to allowance	—	—
Recoveries credited to allowance	10	18
Provision for loan losses	—	—

Balance, March 31, 2006 and 2005, respectively	$1,826	1,834

     There was no provision for loan losses during the first three months of 2006 nor was there a provision for the first three months of 2005. The provision for loan losses is based on past loan experience and other factors which, in management’s judgment, deserve current recognition in estimating possible loan losses. Such factors include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis, of course, no system is infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.
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
Results of Operations, Continued
     The following table presents total internally graded loans as of March 31, 2006 and December 31, 2005:

	March 31, 2006
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$6,493	5,705	788	—
Real estate mortgage	3,246	214	3,032	—
Real estate construction	—	—	—	—
Consumer	58	—	58	—

	$9,797	5,919	3,878	—

	December 31, 2005
		(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,759	4,844	915	—
Real estate mortgage	3,319	215	3,104	—
Real estate construction	—	—	—	—
Consumer	83	—	83	—

	$9,161	5,059	4,102	—

     The collateral values, based on estimates received by management, collateralizing the above internally classified loans total approximately $20,637,000 ($4,072,000 related to real estate and $16,565,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Residential real estate loans that are graded substandard totaling $3,032,000 and $3,104,000 at March 31, 2006 and December 31, 2005 consist of thirty eight individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings in Warren County, Tennessee.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$795	16%	$759	14%
Real estate construction	17	5	25	7
Real estate mortgage	966	77	982	78
Consumer	48	2	50	1

	$1,826	100%	$1,816	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of securities gains, was $149,000 for the three months ended March 31, 2006 as compared to $186,000 for the same period in 2005. The decrease was primarily due to decreases in service charges on deposits.
     There were no securities gains for the quarter ended March 31, 2006. Securities gains totaled $4,000 for the quarter ended March 31, 2005.
     Non-interest expense was $1,127,000 and $1,116,000 for the first three months of 2006 and 2005, respectively, an increase of 1.0%. Minor increases in several non-interest expense classifications, comprise the increase.
     Management is not aware of any current recommendations by applicable regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.
     An interagency request for comment on proposed guidance for concentrations in commercial real estate (CRE) lending and sound risk management practices was issued in January 2006. In addition to identifying institutions with CRE loan concentrations for closer supervisory scrutiny, the proposal would require the institution to have appropriate risk management practices and capital levels in place. Management does not anticipate a material adverse effect on the Company’s liquidity, capital resources or operations resulting from this proposed guidance.

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
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2006 and 2005:

(In Thousands, except share and per share amounts)	2006	2005
Basic EPS Computation:
Numerator — income available to common shareholders	$977	1,137

Denominator — weighted average number of common shares outstanding	1,030,876	1,041,523

Basic earnings per common share	$.95	1.09

Diluted EPS Computation:
Numerator	$977	1,137

Denominator:
Weighted average number of common shares outstanding	1,030,876	1,041,523
Dilutive effect of stock options	19,346	18,296

	1,050,222	1,059,819

Diluted earnings per common share	$.93	1.07

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
Stock Option Plan, Continued
     In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123(R)”) related to share based payments. For First McMinnville Corporation SFAS No. 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The Company estimates that the adoption of SFAS No. 123(R) will result in an additional expense in 2006 of $27,000 relating to the expensing of stock options.
     Prior to the adoption of SFAS No. 123(R), SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, set forth the method for recognition of cost of plans similar to those of the Company. As was permitted, management elected to account for the plan under APB Opinion 25 and related Interpretations. Accordingly, no compensation cost was recognized for the stock option plan prior to adoption of SFAS No. 123(R). However, under SFAS No. 123, the Company was required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the quarter ended March 31, 2005 would have been reduced to the proforma amounts indicated below:

Quarter Ended
March 31,
(In Thousands except per share amounts)	2005
Net earnings:
As Reported	1,137
Proforma	1,133

Basic earnings per common share:
As Reported	1.09
Proforma	1.09

Diluted earnings per common share:
As Reported	1.07
Proforma	1.07

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
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
     There have been no material changes in reported market risks during the three months ended March 31, 2006. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
January 19, 2006	1,500	$34.93
The aggregate proceeds of the shares sold were $52,388.
There were no underwriters and no underwriting discounts or commissions. All sales were for cash.
The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4 (2) of the Securities Act of 1933, as amended.
The securities sold are not convertible.
The proceeds of the sales are being used by the Company for general corporate purposes.
(b)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED
(c)	The Issuer repurchased 1,100 of its common shares in the first quarter of this fiscal year, which ended March 31, 2006.

				(c)	(d)
				Total Number	Maximum
				of Shares	Number (or
Period Covered				(or Units)	Approximate
by this Report -	(a)			Purchased as	Dollar Value)
First Fiscal	Total Number		(b)	Part of Publicly	of Shares
Quarter of 2006	of Shares		Average Price	Announced	(or Units)
(January 1	(or Units)		Paid Per	Plans	that May Yet
through March 31)	Purchased		Share (or Unit)	or Programs	Be Purchased
January 1 - 31	1,100	*	$50.45	*	*
February 1 - 28	—	*	—	*	*
March 1 - 31	—	*	—	*	*

Total	1,100	*	$50.45	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of repurchases. Because there is no established public trading market, the Issuer has historically acted as the purchaser of last resort to provide some liquidity in the shares, paying “book value,” as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.
The only restrictions on working capital and/or dividends are those reported in Part I.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
(a)     None.
(b)	Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	None.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

PART II. OTHER INFORMATION, CONTINUED

Item 5.	OTHER INFORMATION
(a)	None.

(b)	Not Applicable.

Item 6.	EXHIBITS
Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.
Exhibit 32.1 and 32.2 consist of Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)
DATE: May 12, 2006	/s/ Charles C. Jacobs
Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: May 12, 2006	/s/ Kenny D. Neal
Kenny D. Neal
Chief Financial and Accounting Officer