Form 10-Q
period 2006-06-30
FIRST MCMINNVILLE CORP
filed 2006-08-11
CIK 743397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___ TO ___
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
YES ☑           NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
☐ Large accelerated filer      ☐ Accelerated filer     ☑ Non-accelerated filer
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 1,027,315 shares at August 11, 2006

FIRST MCMINNVILLE CORPORATION
FORM 10-Q
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:

Consolidated Balance Sheets — June 30, 2006 and December 31, 2005

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2006 and 2005

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows — For the six months ended June 30, 2006 and 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk*
* Certain of the Disclosures required by Item 3 are incorporated by reference to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

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

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In Thousands)
Assets
Loans, less allowance for loan losses of $1,816,000 and $1,816,000, respectively	$156,902	151,750
Securities:
Held-to-maturity, at cost (market value $53,206,000 and $60,301,000, respectively)	53,374	59,956
Available-for-sale, at market (amortized cost $96,077,000 and $95,930,000, respectively)	93,515	93,892

Total securities	146,889	153,848

Interest-bearing deposits in financial institutions	53	45
Restricted equity securities	1,396	1,359

Total earning assets	305,240	307,002

Cash and due from banks	4,689	5,649
Premises and equipment, net	1,812	1,836
Accrued interest receivable	2,056	1,890
Deferred tax asset, net	958	756
Foreclosed assets	278	203
Other assets	379	445

Total Assets	$315,412	317,781

Liabilities and Stockholders’ Equity
Deposits	$240,858	239,088
Securities sold under repurchase agreements	18,165	19,389
Federal fund purchased	1,500	4,300
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	1,625	2,787

Total liabilities	263,148	266,564

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,237,685 shares and 1,233,922 shares, respectively	3,865	3,804
Surplus	9	—
Retained earnings	55,175	53,620
Net unrealized losses on available-for-sale securities, net of income taxes of $981,000 and $780,000, respectively	(1,581)	(1,257)

	57,468	56,167

Less cost of treasury stock of 210,362 shares and 205,440 shares, respectively	(5,204)	(4,950)

Total stockholders’ equity	52,264	51,217

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$315,412	317,781

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,675	2,435	$5,319	4,838
Interest and dividends on securities:
Taxable securities	1,117	939	2,226	1,869
Exempt from Federal income taxes	339	368	692	737
Interest on federal funds sold	73	57	87	96
Interest on interest-bearing deposits in other banks and other interest	1	1	1	1

Total interest income	4,205	3,800	8,325	7,541

Interest expense:
Interest on negotiable order of withdrawal accounts	72	59	139	112
Interest on money market demand and savings accounts	153	111	309	221
Interest on certificates of deposit	1,436	989	2,768	1,892
Interest on securities sold under repurchase agreements and short term borrowings	95	90	209	178
Interest on advances from Federal Home Loan Bank	14	14	28	28

Total interest expense	1,770	1,263	3,453	2,431

Net interest income	2,435	2,537	4,872	5,110
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,435	2,537	4,872	5,110

Other income:
Service charges on deposit accounts	103	112	202	241
Other fees and commissions	60	47	100	94
Commissions and fees on fiduciary activities	11	13	21	23
Securities gains	11	—	11	4

	185	172	334	362

Other expenses:
Salaries and employee benefits	805	818	1,522	1,534
Occupancy expenses, net	47	51	98	107
Furniture and equipment expense	10	22	35	52
Data processing expense	88	67	167	142
FDIC insurance	7	8	15	16
Other operating expenses	240	229	487	460

	1,197	1,195	2,324	2,311

Earnings before income taxes	1,423	1,514	2,882	3,161
Income taxes	404	509	886	1,019

Net earnings	$1,019	1,005	$1,996	2,142

Basic earnings per common share	$.99	.97	$1.94	2.06

Diluted earnings per common share	$.97	.95	$1.90	2.02

Dividends per share	$.43	.43	$.43	.43

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands)
Net earnings	$1,019	1,005	$1,996	2,142

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $146,000, $275,000, $193,000 and $185,000, respectively	(236)	444	(312)	(297)
Reclassification adjustment for gains included in net earnings, net of taxes of $7,000, $7,000 and $1,000, respectively	(11)	—	(11)	(3)

Other comprehensive earnings (loss)	(247)	444	(323)	(300)

Comprehensive earnings	$772	1,449	$1,673	1,842

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$7,889	7,153
Fees and commissions received	323	358
Interest paid	(3,377)	(2,260)
Cash paid to suppliers and employees	(2,065)	(2,008)
Income taxes paid	(833)	(959)

Net cash provided by operating activities	1,937	2,284

Cash flows from investing activities:
Proceeds from maturities and calls of held-to-maturity securities	6,840	2,269
Proceeds from maturities and calls of available-for-sale securities	6,823	6,881
Purchase of held-to-maturity securities	—	(2,000)
Purchase of available-for-sale securities	(6,985)	(4,500)
Advances on loans, net of repayments	(5,221)	—
Repayment of loans, net of advances to customers	—	5,673
Increase in interest bearing deposits in financial institutions	(8)	(13)
Proceeds from sale of other real estate	—	96
Purchases of premises and equipment	(97)	(41)

Net cash provided by investing activities	1,352	8,365

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(970)	1,777
Net increase in time deposits	2,740	1,636
Net decrease in securities sold under repurchase agreements	(1,224)	(6,176)
Repayment of fed funds purchased	(2,800)	—
Dividends paid	(1,802)	(1,822)
Payments to acquire treasury stock	(254)	(311)
Proceeds from sales of common stock	61	51

Net cash provided by financing activities	(4,249)	(4,845)

Net increase (decrease) in cash and cash equivalents	(960)	5,804

Cash and cash equivalents at beginning of period	5,649	10,220

Cash and cash equivalents at end of period	$4,689	16,024

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,996	2,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	121	145
Amortization and accretion, net	(232)	(255)
Securities gains	(11)	(4)
Gain on sale of other real estate	(6)	(14)
FHLB dividend reinvestment	(37)	(26)
Increase in interest receivable	(167)	(107)
Decrease in other assets, net	66	111
Increase in interest payable	76	171
Increase in other liabilities	131	121

Total adjustments	(59)	142

Net cash provided by operating activities	$1,937	2,284

Supplemental schedule of non-cash activities:
Unrealized loss in value of securities available-for-sale, net of income taxes of $200,000 and $186,000, respectively	$(323)	(300)

Non-cash transfers from loans to other real estate	$143	52

Other real estate transferred to loans	$74	43

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
In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of operations for the three months and six months ended June 30, 2006 and 2005, comprehensive earnings for the three months and six months ended June 30, 2006 and 2005 and changes in cash flows for the six months ended June 30, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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
     Based on the results of the analysis as of June 30, 2006, the Company would expect net interest income to decrease approximately $287,000 if rates decreased 2%. Net interest income would be expected to increase approximately $185,000 should rates increase 2%. The rate sensitivity was .82 to 1 (0 — 91 days) and .90 to 1 (0 — 365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.
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
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $33.3 million mature or reprice within the next twelve months.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
     A secondary source of liquidity is the Bank’s loan portfolio. At June 30, 2006 commercial, consumer and other loans of approximately $43.9 million and loans secured by first liens on 1-4 family residential properties of approximately $15.4 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $52.8 million will become due during the next twelve months. The Bank’s deposit base increased $1,770,000 during the six months ended June 30, 2006. Securities sold under repurchase agreements decreased $1,224,000. The deposit base decreased $447,000 during the second quarter of 2006. Securities sold under repurchase agreements decreased $1,017,000 during the second quarter of 2006. Advances from the Federal Home Loan Bank were $1,000,000 at June 30, 2006 and at December 31, 2005. This balance may remain static for some time due to a prepayment premium provision which may apply in the event of a principal reduction before the April 30, 2008 maturity date.
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
Capital Resources
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 17.1% at June 30, 2006 and 16.5% at December 31, 2005. The increase in the ratio resulted primarily from net earnings of $1,996,000 and a decrease in total assets of $2,369,000 during the six months ended June 30, 2006. The annualized rate of return on average stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first six months of 2006 was 7.5% compared to 8.5% for the comparable period in 2005. Dividends to shareholders of $442,000 and $446,000 or $.43 per share were declared in the six months ended June 30, 2006 and 2005, respectively. Cash dividends will be increased in the remainder of 2006 over 2005 only at the discretion of the Board of Directors and as profits permit. Dividends paid to shareholders during 2005 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Resources, Continued
     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2006 the Bank has a Tier 1 risk-based ratio of 31.5%, a total capital to risk-based ratio of 32.6% and a Tier 1 leverage ratio of 17.0%. These percentages fall within the “well capitalized” category under the regulations.
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
Results of Operations
     Net earnings were $1,996,000 for the six months ended June 30, 2006 as compared to $2,142,000 for the same period in 2005. Net earnings were $1,019,000 for the quarter ended June 30, 2006 as compared to $1,005,000 during the same quarter in 2005.
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

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The Company’s interest income, excluding tax equivalent adjustments, increased by $784,000 or 10.4% during the six months ended June 30, 2006 as compared to an increase of $95,000 or 1.3% during the six months ended June 30, 2005 as compared to the same period in 2004. Interest income for the quarter ended June 30, 2006 increased $405,000 or 10.7% over the quarter ended June 30, 2005, and increased $85,000 or 2.1% from the first quarter of 2006. These increases during 2006 generally reflect increases in prevailing interest rates by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) during 2005 and the first two quarters of 2006. The ratio of average earning assets to total average assets was 96.5% for the six months ended June 30, 2006 and 97.2% for the same period in 2005.
     Interest expense increased by $1,022,000 for the six months ended June 30, 2006 or 42.0% compared to the same period in 2005. Interest expense for the quarter ended June 30, 2006 increased $507,000 or 40.1% as compared to the quarter ended June 30, 2005. Interest expense for the quarter ended June 30, 2006 increased $87,000 or 5.2% compared to the first quarter of 2006. The increase in 2006 relates primarily to the changes in prevailing interest rates as previously discussed.
     The foregoing resulted in net interest income of $4,872,000 for the six months ended June 30, 2006, a decrease of $238,000 or 4.7% compared to the same period for 2005. Net interest income for the quarter ended June 30, 2006 decreased $102,000 or 4.0% as compared to the second quarter of 2005 and a decrease of $2,000 or .1% when compared to the first quarter in 2006.
     The following schedule details the loans of the Company at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(In Thousands)
Commercial, financial and agricultural	$23,767	20,957
Real estate construction	7,106	10,154
Real estate mortgage	125,016	119,587
Consumer	2,829	2,868

	$158,718	153,566

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $69,817,000 and $2,829,000, respectively at June 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
     The Company considers all loans on nonaccrual status that are subject to the provisions of SFAS Nos. 114 and 118 to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when any required payment of principal or interest is past due 90 days or more unless such loans are well-collateralized and in the process of collection. Past due status is based on contractual terms of a loan. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower’s financial condition, collateral, liquidation value, and other factors that, in the judgment of management, affect the borrower’s ability to pay or the Bank’s anticipated ability to collect from apparently available sources such as the borrower, collateral, and/or third party obligors.
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is accounted for as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at June 30, 2006 and 2005 nor at anytime during the six month periods then ended. Therefore, all interest income during these periods was recognized on the accrual basis.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower and/or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status.
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2006, the Company had one loan totaling $28,000 that had been restructured. This loan was in compliance with the modified terms.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at June 30, 2006 and December 31, 2005 were as follows:

	(In Thousands)
	June 30, 2006	December 31, 2005
Recorded investment	$1,088	$1,055

Allowance for loan losses	$403	$370
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the six months ended June 30, 2006 and 2005 was $1,089,000 and $1,018,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $42,000 and $37,000 for 2006 and 2005, respectively.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$233	—	72	—
Consumer	5	—	22	—
Commercial	—	—	—	—

	$238	—	94	—

Renegotiated loans	$—	—	—	—

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2005, respectively	$1,816	1,816
Add (deduct):
Losses charged to allowance	(10)	(12)
Recoveries credited to allowance	17	40
Reclassification of allowance for off-balance sheet credit losses	(7)	—
Provision for loan losses	—	—

Balance, June 30, 2006 and 2005, respectively	$1,816	1,844

     There was no provision for loan losses for the first six months of 2006 nor was there a provision for the first six months of 2005. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and monitor potential problem loans on a timely basis, of course no system is either infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

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
     The following table presents total internally graded loans as of June 30, 2006 and December 31, 2005:

	June 30, 2006
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$11,617	10,079	1,538	—
Real estate mortgage	2,905	145	2,760	—
Real estate construction	—	—	—	—
Consumer	60	—	60	—

	$14,582	10,224	4,358	—

	December 31, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$5,759	4,844	915	—
Real estate mortgage	3,319	215	3,104	—
Real estate construction	—	—	—	—
Consumer	83	—	83	—

	$9,161	5,059	4,102	—

     The increase in internally graded commercial, financial and agricultural loans primarily relates to a single customer. The customer’s debt was downgraded in the second quarter of 2006 due to the Bank’s concerns about the customer’s profitability which the Bank deemed to be marginal. The debt is secured by commercial real estate, accounts receivable, inventory, and machinery and equipment.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The collateral values, based on estimates by management, collateralizing the above internally graded loans total approximately $30,393,000, ($3,635,000 related to real estate loans and $26,758,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.
     Residential real estate loans that are graded substandard totaling $2,760,000 and $3,104,000 at June 30, 2006 and December 31, 2005, respectively, consist of thirty-nine and thirty-eight individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings in Warren County, Tennessee.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$910	15%	$759	14%
Real estate construction	2	4	25	7
Real estate mortgage	897	79	982	78
Consumer	7	2	50	1

	$1,816	100%	$1,816	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of securities gains, was $323,000 for the six months ended June 30, 2006 as compared to $358,000 for the same period in 2005. The decrease was primarily due to decreases in service charges on deposits and other fees and commissions.
     Securities gains were $11,000 and $4,000 during the six month period ended June 30, 2006 and 2005, respectively. The gains in 2006 and 2005 relate primarily to calls of securities prior to their scheduled maturity.
     Non-interest expense increased $13,000 or .6% during the first six months of 2006 as compared to the same period in 2005. Minor changes in several non-interest expense classifications comprise the net increase.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.
     An interagency request for comment on proposed guidance for concentrations in commercial real estate (CRE) lending and sound risk management practices was issued in January, 2006. In addition to identifying institutions with CRE loan concentrations for closer supervisory scrutiny, the proposal would require the institution to have appropriate risk management practices and capital levels in place. Management does not anticipate a material adverse effect on the Company’s liquidity, capital resources or operations resulting from this proposed guidance.
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2006	2005	2006	2005
Basic EPS Computation:
Numerator — income available to common shareholders	$1,019	1,005	1,996	2,142

Denominator — weighted average number of common shares outstanding	1,028,282	1,039,135	1,029,572	1,040,322

Basic earnings per common share	$.99	$.97	1.94	2.06

Diluted EPS Computation:
Numerator	$1,019	1,005	1,996	2,142

Denominator:
Weighted average number of common shares outstanding	1,028,282	1,039,135	1,029,572	1,040,322
Dilutive effect of stock options	19,519	18,435	19,519	18,435

	1,047,801	1,057,570	1,049,091	1,058,757

Diluted earnings per common share	$.97	.95	1.90	2.02

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
     In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123(R)”) related to share based payments. For First McMinnville Corporation SFAS No. 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The Company estimates that the adoption of SFAS No. 123(R) will result in an additional expense in 2006 of $27,000 related to the expensing of stock options. As of June 30, 2006 the Company has expensed $9,000.
     Prior to the adoption of SFAS No. 123(R) , “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As was permitted, management elected to account for the plan under APB Opinion 25 and related Interpretations. Accordingly, no compensation cost was recognized for the stock option plan prior to the adoption of SFAS No. 123(R). However, under SFAS No. 123, the Company was required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and six months ended June 30, 2005, would have been reduced to the proforma amounts indicated below:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In Thousands)	2005	2005
Net earnings:
As Reported	$1,005	2,142
Proforma	$1,001	2,134

Basic earnings per common share:
As Reported	$.97	2.06
Proforma	$.96	2.05

Diluted earnings per common share:
As Reported	$.95	2.02
Proforma	$.95	2.02

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
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
     There have been no material changes in reported market risks during the six months ended June 30, 2006. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 1A.	Risk Factors
Registrant incorporates herein by reference “Item 1A. Risk Factors” from its most recently filed Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
June 7, 2006	60	$29.08
June 7, 2006	150	$37.15
June 9, 2006	40	$29.08
The aggregate proceeds of the shares sold were $8,481.
There were no underwriters and no underwriting discounts or commissions. All sales were for cash.
The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4(2) of the Securities Act of 1933, as amended.
The securities sold are not convertible.
The proceeds of the sales are being used by the Company for general corporate purposes.
(b)	Not Applicable.

(c)	The Issuer repurchased 3,822 of its common shares in the second quarter of this fiscal year, which ended June 30, 2006.

				(c)	(d)
				Total Number	Maximum
				of Shares	Number (or
Period Covered				(or Units)	Approximate
by this Report -	(a)			Purchased as	Dollar Value)
Second Fiscal	Total Number		(b)	Part of Publicly	of Shares
Quarter of 2006	of Shares		Average Price	Announced	(or Units)
(April 1	(or Units)		Paid Per	Plans	that May Yet
through June 30)	Purchased		Share (or Unit)	or Programs	Be Purchased
April 1 — 30	3,108	*	$51.85	*	*
May 1 — 31	672	*	52.10	*	*
June 1 — 30	42	*	52.40	*	*

Total	3,822	*	$51.90	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of purchases. Because there is no established public trading market, the Issuer has historically acted as the purchasor of last resort to provide some liquidity in the shares paying “book value”, as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.

PART II. OTHER INFORMATION, CONTINUED
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED
The only restrictions on working capital and/or dividends are those reported in Part I.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None.

(b)	Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held April 11, 2006.

(b)	The following person was elected at the annual meeting of stockholders on April 11, 2006:
C. Levoy Knowles
(c)	(1) The above director was elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Withheld	Non-Votes
C. Levoy Knowles	604,278	577,762	—	26,516	—
(2)	The ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2006 was as follows:

Number
of Shares				Broker
Voting	For	Against	Withheld	Non-Votes
604,278	564,922	13,180	26,176	—
(d)	Not Applicable.
Item 5. OTHER INFORMATION
(a)	None.

(b)	Not Applicable.
Item 6. EXHIBITS
Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.
Exhibit 32.1 and 32.2 consists of Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION
(Registrant)

DATE: August 11, 2006	/s/ Charles C. Jacobs

Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: August 11, 2006	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer