Form 10-Q
period 2006-09-30
FIRST MCMINNVILLE CORP
filed 2006-11-14
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD
FROM _______________ TO _______________
Commission File Number 2-90200
FIRST MCMINNVILLE CORPORATION

(Exact Name of Registrant As Specified in its Charter)

Tennessee	62-1198119

(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)
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
☐ Large accelerated filer             ☐ Accelerated filer            ☒ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                   NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
Common stock outstanding 1,026,864 shares at November 14, 2006

FIRST MCMINNVILLE CORPORATION
FORM 10Q

PART 1 FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
    The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company are as follows:

Consolidated Balance Sheets — September 30, 2006 and December 31, 2005.	3
Consolidated Statements of Earnings — For the three months and nine months ended September 30, 2006 and 2005.	4
Consolidated Statements of Comprehensive Earnings — For the three months and nine months ended September 30, 2006 and 2005.	5
Consolidated Statements of Cash Flows — For the nine months ended September 30, 2006 and 2005.	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk*	22
* Certain of the disclosures required by Item 3 are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In Thousands)
Assets
Loans, less allowance for loan losses of $1,825,000 and $1,816,000, respectively	$162,557	151,750
Securities:
Held-to-maturity, at cost (market value $52,498,000 and $60,301,000, respectively)	52,047	59,956
Available-for-sale, at market (amortized cost $87,692,000 and $95,930,000, respectively)	86,205	93,892

Total securities	138,252	153,848

Federal funds sold	2,000	—
Interest-bearing deposits in financial institutions	33	45
Restricted equity securities	1,415	1,359

Total earning assets	304,257	307,002

Cash and due from banks	6,056	5,649
Premises and equipment, net	1,772	1,836
Accrued interest receivable	2,156	1,890
Deferred tax asset, net	545	756
Foreclosed assets	249	203
Other assets	316	445

Total assets	$315,351	317,781

Liabilities and Stockholders’ Equity
Deposits	$235,516	239,088
Securities sold under repurchase agreements	22,888	19,389
Federal funds purchased	—	4,300
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	2,094	2,787

Total liabilities	261,498	266,564

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares issued 1,237,764 shares and 1,233,922 shares, respectively	3,868	3,804
Surplus	17	—
Retained earnings	56,157	53,620
Net unrealized losses on available-for-sale securities, net of income taxes of $570,000 and $780,000, respectively	(918)	(1,257)

	59,124	56,167
Less cost of treasury stock of 211,645 shares and 205,440 shares, respectively	(5,271)	(4,950)

Total stockholders’ equity	53,853	51,217

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$315,351	317,781

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars In Thousands, Except Per Share Amount)
Interest income:
Interest and fees on loans	$2,970	2,462	$8,289	7,300
Interest and dividends on securities:
Taxable securities	1,117	1,009	3,343	2,878
Exempt from Federal income taxes	322	361	1,014	1,098
Interest on federal funds sold	2	89	89	185
Interest on interest-bearing deposits in other banks and other interest	—	—	1	1

Total interest income	4,411	3,921	12,736	11,462

Interest expense:
Interest on negotiable order of withdrawal accounts	70	58	209	170
Interest on money market demand and savings accounts	160	131	469	352
Interest on certificates of deposit	1,568	1,089	4,336	2,981
Interest on securities sold under repurchase agreements and short term borrowings	150	99	359	277
Interest on advances from Federal Home Loan Bank	14	14	42	42

Total interest expense	1,962	1,391	5,415	3,822

Net interest income	2,449	2,530	7,321	7,640
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,449	2,530	7,321	7,640

Other income:
Service charges on deposit accounts	116	122	318	363
Other fees and commissions	45	46	145	140
Commissions and fees on fiduciary activities	17	21	38	44
Securities gains	3	2	14	6

Total other income	181	191	515	553

Other expenses:
Salaries and employee benefits	724	732	2,246	2,266
Occupancy expenses, net	53	52	151	159
Furniture and equipment expense	16	24	51	76
Data processing expense	71	43	238	185
FDIC insurance	8	7	23	23
Other operating expenses	264	193	751	653

Total other expenses	1,136	1,051	3,460	3,362

Earnings before income taxes	1,494	1,670	4,376	4,831
Income taxes	512	521	1,398	1,540

Net earnings	$982	1,149	$2,978	3,291

Basic earnings per common share	$.96	1.11	$2.90	3.17

Diluted earnings per common share	$.94	1.09	$2.84	3.11

Dividends per share	$—	—	$.43	.43

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In Thousands)
Net earnings	$982	1,149	$2,978	3,291

Other comprehensive earnings (losses), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $413,000, $93,000, $220,000 and $277,000, respectively	666	(149)	354	(446)
Reclassification adjustment for gains included in net earnings, net of taxes of $2,000, $1,000, $9,000 and $2,000, respectively	(3)	(1)	(14)	(4)

Other comprehensive earnings (loss)	663	(150)	340	(450)

Comprehensive earnings	$1,645	999	$3,318	2,841

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Cash flows from operating activities:
Interest received	$12,048	11,014
Fees and commissions received	501	547
Interest paid	(4,965)	(3,409)
Cash paid to suppliers and employees	(2,985)	(3,023)
Income taxes paid	(1,332)	(1,483)

Net cash provided by operating activities	3,267	3,646

Cash flows from investing activities:
Proceeds from maturities of held-to-maturity securities	8,293	2,501
Proceeds from maturities of available-for-sale securities	16,219	14,204
Purchase of available-for-sale securities	(7,985)	(17,000)
Purchase of held-to-maturity securities	—	(4,750)
Loans made to customers, net of repayments	(10,847)	7,099
Purchase of premises and equipment	(120)	(284)
Decrease (increase) in interest bearing deposits in financial institutions	12	(20)
Proceeds from sale of other real estate	—	96

Net cash provided by investing activities	5,572	1,846

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	(9,626)	4,171
Net increase in time deposits	6,054	4,866
Increase (decrease) in securities sold under repurchase agreement	3,499	(7,719)
Repayment of federal funds purchased	(4,300)	—
Dividends paid	(1,802)	(1,822)
Payments to acquire treasury stock	(321)	(530)
Proceeds from sales of common stock	64	50

Net cash used in financing activities	(6,432)	(984)

Net increase in cash and cash equivalents	2,407	4,508
Cash and cash equivalents at beginning of period	5,649	10,220

Cash and cash equivalents at end of period	$8,056	14,728

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Nine Months Ended September 30, 2006 and 2005
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2006	2005
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$2,978	3,291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	184	188
Amortization and accretion, net	(366)	(298)
Securities gains	(14)	(6)
Gain on sale of other real estate	(6)	(14)
FHLB dividend reinvestment	(56)	(41)
Increase in interest receivable	(266)	(109)
Decrease (increase) in other assets, net	89	(69)
Increase in interest payable	450	413
Increase in other liabilities, net	274	291

Total adjustments	289	355

Net cash provided by operating activities	$3,267	3,646

Supplemental schedule of non-cash activities:
Unrealized gain (loss) in value of securities available-for-sale, net of income taxes of $211,000 and $279,000, respectively	$340	(450)

Transfer of loans to other real estate	$156	120

Other real estate transferred to loans	$116	95

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
In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of operations for the nine months and three months ended September 30, 2006 and 2005, comprehensive earnings for the nine months and three months ended September 30, 2006 and 2005 and changes in cash flows for the nine months ended September 30, 2006 and 2005. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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
     Based on the results of the analysis as of September 30, 2006, the Company would expect net interest income to increase approximately $225,000 over a twelve month period if rates increased 2%. Net interest income would be expected to decrease approximately $154,000 over a 12 month period should rates decrease 2%. The rate sensitivity as of September 30, 2006 was .93 to 1 (0-91 days) and .91 to 1 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.
     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity. Federal funds sold were $2.0 million at September 30, 2006. As of December 31, 2005 the bank was in a federal funds purchased position of $4.3 million. This increase in federal funds sold and decrease in federal funds purchased related primarily to the funding which became available from the large number of securities that have been called during 2006.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Interest Rate Sensitivity Management, Continued
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available for sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $34.7 million mature or reprice within the next twelve months.
     A secondary source of liquidity is the Bank’s loan portfolio. At September 30, 2006 commercial, consumer and other loans of approximately $46.0 million and single family residential loans of approximately $16.1 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $56.1 million will become due during the next twelve months. The Bank’s deposit base decreased approximately $3.6 million during the nine months ended September 30, 2006. Securities sold under repurchase agreements increased approximately $3.5 million during the nine months ended September 30, 2006. An increase in securities sold under repurchase agreements of approximately $4.7 million occurred during the quarter ended September 30, 2006. The deposit base decreased approximately $5.3 million during the quarter ended September 30, 2006. Advances from the Federal Home Loan Bank were $1,000,000 at September 30, 2006 and December 31, 2005. This balance may remain static for some time due to a prepayment premium provision which may apply in the event of a principal reduction before the April 8, 2008 maturity date.
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
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 17.4% at September 30, 2006 and 16.5% at December 31, 2005. The increase in the ratio resulted primarily from net earnings of $2,978,000 during the nine months ended September 30, 2006. Total assets decreased approximately $2.4 million during the nine months ended September 30, 2006. The annualized rate of return on stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first nine months of 2006 was 7.4% compared to 8.5% for the comparable period in 2005. Dividends to shareholders of $442,000 and $446,000 or $.43 per share were declared in the nine months ended September 30, 2006 and 2005, respectively. Cash dividends will be increased in the remainder of 2006 over 2005 only at the discretion of the Board of Directors and as profits permit. Dividends paid to shareholders during 2005 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time, there are no material commitments for capital expenditures.
     Regulations of the Comptroller of the Currency (OCC) establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. As of September 30, 2006, the Bank has a Tier 1 risk-based ratio of 31.5%, a total capital to risk-based ratio of 32.5% and a Tier 1 leverage ratio of 17.3%. These percentages fall within the “well capitalized” category under the regulations.
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
Results of Operations
     Net earnings were $2,978,000 for the nine months ended September 30, 2006 as compared to $3,291,000 for the same period in 2005. Net earnings were $982,000 for the quarter ended September 30, 2006 as compared to $1,149,000 during the same quarter in 2005.
     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $1,274,000 or 11.1% during the nine months ended September 30, 2006 as compared to the comparable period in 2005. Interest income for the quarter ended September 30, 2006 increased $490,000 or 12.5% when compared to the quarter ended September 30, 2005 and increased $206,000 or 4.9% as compared to the second quarter of 2006. The increases in 2006 are due primarily to significant increases in the interest rates by the Federal Reserve Bank during the last two quarters of 2005 and continued increases during 2006. This increase comes after record low interest rates during early 2005. The ratio of average earning assets to total average assets was 96.5% for the nine months ended September 30, 2006 as compared to 96.6% for the same period in 2005.
     Interest expense increased by $1,593,000 for the nine months ended September 30, 2006 or 41.7% as compared to the same period in 2005. Interest expense for the quarter ended September 30, 2006 increased $571,000 or 41.1% as compared to the quarter ended September 30, 2005. Interest expense for the quarter ended September 30, 2006 increased $192,000 or 10.9% over the quarter ended June 30, 2006. The increase in 2006 relates primarily to the changes in interest rates as previously discussed.
     The foregoing resulted in net interest income of $7,321,000 for the nine months ended September 30, 2006, a decrease of $319,000 or 4.2% compared to the same period for 2005. Net interest income for the quarter ended September 30, 2006 decreased $81,000 or 3.2% as compared to the third quarter of 2005. Net interest income for the quarter ended September 30, 2006 increased $14,000 or 0.6% as compared to the quarter ended June 30, 2006.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following schedule details the loans of the Company at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Commercial, financial and agricultural	$26,410	20,957
Real estate — construction	8,946	10,154
Real estate — mortgage	126,204	119,587
Consumer	2,822	2,868

	$164,382	153,566

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $72,036,000 and $2,822,000, respectively at September 30, 2006, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. There were no loans on nonaccrual status at September 30, 2006 and 2005 nor at anytime during the nine month periods then ended. Therefore, all interest income during these periods was recognized on the accrual basis.
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
     Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 2006, the Company had no loans that have had the terms modified in a troubled debt restructuring after January 1, 1995.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Impaired loans and related allowance for loan loss amounts at September 30, 2006 and December 31, 2005 were as follows:

	(In Thousands)
	September 30,	December 31,
	2006	2005
Recorded investment	$5,787	$1,055
Allowance for loan losses	$701	$370
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the nine months ended September 30, 2006 and 2005 was $2,272,000 and $1,034,000, respectively. The increase in impaired loans during the nine months ended September 30, 2006 relates primarily to a single customer whose loans were downgraded during the second quarter of 2006 as further discussed in the subsequent section of this report pertaining to internally graded loans. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $63,000 and $61,000 for 2006 and 2005, respectively.
     The following schedule details selected information as to non-performing loans of the Company at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$992	—	$72	—
Consumer	25	—	22	—
Commercial	—	—	—	—

	$1,017	—	$94	—

Renegotiated loans	$—	—	$—	—

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Transactions in the allowance for loan losses were as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Balance, January 1, 2006 and 2006, respectively	$1,816	1,816
Add (deduct):
Losses charged to allowance	(12)	(27)
Recoveries credited to allowance	27	125
Reclassification of allowance for off-balance sheet credit losses	(6)	—
Provision for loan losses	—	—

Balance, September 30, 2006 and 2005, respectively	$1,825	1,914

     There was no provision for loan losses for the first nine months of 2006 nor was there a provision for the first nine months of 2005. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and to monitor potential problem loans on a timely basis, of course, no system is either infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.
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

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following table presents total internally graded loans as of September 30, 2006 and December 31, 2005:

	September 30, 2006
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$12,133	9,719	2,414	—
Real estate mortgage	2,159	—	2,159	—
Real estate construction	—	—	—	—
Consumer	65	—	52	13

	$14,357	9,719	4,625	13

	December 31, 2005
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$5,759	4,844	915	—
Real estate mortgage	3,319	215	3,104	—
Real estate construction	—	—	—	—
Consumer	83	—	83	—

	$9,161	5,059	4,102	—

     The increase in internally graded commercial, financial and agricultural loans relates primarily to a single customer. The customer’s debt was downgraded in the second quarter of 2006 due to the Bank’s concerns about the customer’s lack of profitability and recurring losses from operations. The customer has advised the Bank that it is engaged in raising additional capital and has begun receiving payments on a relatively large contract. However, the Bank continues to monitor this account closely. The Bank has allocated a portion of its loan loss reserve specifically to this account (by reallocating another allocated part of the reserve as to which a specific reserve was deemed to be no longer necessary). The debt is collateralized by commercial real estate, accounts receivable, inventory, and machinery and equipment.
     The collateral values, based on estimates by management, collateralizing the above internally graded loans total approximately $28,174,000 ($3,070,000 related to real estate loans and $25,104,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not necessarily represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Residential real estate loans that are graded substandard totaling $2,159,000 and $3,104,000 at September 30, 2006 and December 31, 2005, respectively, consist of approximately thirty-seven individual loans that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings and related higher than state average unemployment rates in Warren County, Tennessee.
     The following detail provides a breakdown of the allocation of the allowance for possible loans losses:

	September 30, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$1,185	16%	$759	14%
Real estate construction	112	5	25	7
Real estate mortgage	526	77	982	78
Consumer	2	2	50	1

	$1,825	100%	$1,816	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of security gains, was $501,000 for the nine months ended September 30, 2006 as compared to $547,000 for the comparable period in 2005. There was a decrease during the quarter ended September 30, 2006 of $11,000 or 5.8% as compared to the same quarter in 2005. The increase was primarily due to decreases in service charges on deposit accounts of $6,000 and a decrease in commissions and fees on fiduciary activities of $4,000.
     Securities gains were $14,000 and $6,000 during the nine month period ended September 30, 2006 and 2005, respectively. The gains in 2006 and 2005 relate primarily to calls of securities prior to their scheduled maturity.
     Non-interest expense was $3,460,000 and $3,362,000 for the nine months ended September 30, 2006 and 2005, respectively. This increase for the nine month period was due primarily to a $53,000 increase in data processing expense and a $98,000 increase in other operating expenses, which included approximately $35,000 for the cost of a search for the presidents successor, net of a decrease of $20,000 in salaries and employee benefits and $25,000 decrease in furniture and equipment expense.

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
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except share amounts)	2006	2005	2006	2005
Basic EPS Computation:
Numerator — income available to common shareholders	$982	1,149	$2,978	3,291

Denominator — weighted average number of common shares outstanding	1,026,697	1,034,909	1,028,603	1,038,498

Basic earnings per common share	$.96	1.11	$2.90	3.17

Diluted EPS Computation:
Numerator	$982	1,149	$2,978	3,291

Denominator:
Weighted average number of common shares outstanding	1,026,697	1,034,909	1,028,603	1,038,498
Dilutive effect of stock options	20,829	19,076	20,829	19,076

	1,047,526	1,053,985	1,049,432	1,057,574

Diluted earnings per common share	$.94	1.09	$2.84	3.11

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
     In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123(R)”) related to share based payments. For First McMinnville Corporation SFAS No. 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The Company has expensed $17,000 for the nine months ended September 30, 2006 as a result of the adoption of SFAS No. 123(R) related to the expensing of stock options.
     Prior to the adoption of SFAS No. 123(R) , “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, sets forth the method for recognition of cost of plans similar to those of the Company. As was permitted, management elected to account for the plan under APB Opinion 25 and related Interpretations. Accordingly, no compensation cost was recognized for the stock option plan prior to the adoption of SFAS No. 123(R). However, under SFAS No. 123, the Company was required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net earnings and basic earnings per common share and diluted earnings per common share for the three months and nine months ended September 30, 2005, would have been reduced to the proforma amounts indicated below:

	Three Months Ended	Nine Months Ended
(In Thousands, except per share amounts))	September 30, 2005	September 30, 2005
Net earnings:
As Reported	$1,149	$3,291
Proforma	$1,145	$3,279

Basic earnings per common share:
As Reported	$1.11	$3.17
Proforma	$1.11	$3.16

Diluted earnings per common share:
As Reported	$1.09	$3.11
Proforma	$1.09	$3.10

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
Recent Development
     Mr. Thomas Vance recently joined the Company as President and was elected to the Company’s Board on September 12, 2006. It is expected that Mr. Charles C. Jacobs, the Company’s current Chief Executive Office and Chairman of the Board of Directors, will retire in the near future and that Mr. Vance will become Chief Executive Office of both the Company and First National Bank of McMinnville at that time.
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
     There have been no material changes in reported market risks during the nine months ended September 30, 2006. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     Registrant incorporates herein by reference “Item 1A. Risk Factors” from its most recently filed Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
September 12, 2006	19	$52.75
September 15, 2006	30	$37.15
September 18, 2006	30	$29.08
The aggregate proceeds of the shares sold were $2,989.
There were no underwriters and no underwriting discounts or commissions. All sales were for cash.
The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4(2) of the Securities Act of 1933, as amended.
The securities sold are not convertible.
The proceeds of the sales are being used by the Company for general corporate purposes.
(b)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED
(c)	The Issuer repurchased 1,283 of its common shares in the third quarter of this fiscal year, which ended September 30, 2006.

				(c)	(d)
				Total Number	Maximum
				of Shares	Number (or
Period Covered				(or Units)	Approximate
by this Report -	(a)			Purchased as	Dollar Value)
Third Fiscal	Total Number		(b)	Part of Publicly	of Shares
Quarter of 2005	of Shares		Average Price	Announced	(or Units)
(July 1 through	(or Units)		Paid Per	Plans	that May Yet
September 30)	Purchased		Share (or Unit)	or Programs	Be Purchased
July 1 - 31	8	*	$52.41	*	*
August 1 - 31	1,200	*	52.58	*	*
September 1 - 30	75	*	52.75	*	*

Total	1,283	*	$52.58	*	*

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

FIRST MCMINNVILLE CORPORATION (Registrant)
DATE: November 14, 2006	/s/ Charles C. Jacobs
Charles C. Jacobs
Chairman and Chief Executive Officer

DATE: November 14, 2006	/s/ Kenny D. Neal
Kenny D. Neal
Chief Financial and Accounting Officer