Form 10-K
period 2006-12-31
FIRST MCMINNVILLE CORP
filed 2007-03-30
CIK 743397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
No par value common stock
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of First McMinnville Corporation’s most recently completed second fiscal quarter was $45,910,103. See “Calculation of Public Float” in Item 5 of this Report.
As of March 14, 2007, First McMinnville Corporation had 1,036,398 shares of its common voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference herein:
Specified portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders filed with the Commission under Regulation 14A, as set forth in Part III of this Annual Report on Form 10-K.

FIRST MCMINNVILLE CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

-ii-

-iii-

PART I
Cautionary Note Regarding Forward-Looking Statements
In this Annual Report on Form 10-K and in documents incorporated herein by reference, First McMinnville Corporation (the “Company”) may communicate statements relating to the future results of the Company and The First National Bank of McMinnville (“Bank” or “First National Bank”) that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s results depend almost entirely on the results of First National Bank. The actual results achieved by the Company and/or the Bank may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions. These statements may relate to, among other things, loan loss reserve adequacy, anticipation of changes in interest rates and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, changes in interest rates, and unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in Item 7, as well as other portions of this Annual Report on Form 10-K, is to provide readers of this Annual Report with information relevant to understanding and assessing the financial condition and results of operations of the Company and not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results. Please refer to the section of this Item 1 captioned “Factors That May Affect Future Results of Operations” and to Item 1A “Risk Factors.”
ITEM 1. BUSINESS
Description of Business
The Company
First McMinnville Corporation (the “Company”) is a one bank holding company that, at December 31, 2006, owned all of the stock of the First National Bank of McMinnville (“First National Bank” or “Bank”). The Company is a financial services corporation incorporated under the laws of the State of Tennessee. It was formed in 1984 for the purpose of acquiring all of the issued and outstanding common stock of the First National Bank and it is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company has historically elected not to seek financial holding company status, although it believes that it is eligible to do so.
The primary function of the Company is the ownership of the shares of the Bank. Accordingly, the Company’s results of operation and financial performance were virtually identical to those of the Bank in 2006. The Company’s principal business is its ownership of the Bank, which engages in the commercial banking business. At December 31, 2006, the Company had total assets of approximately $318,445,000 and total shareholders’ equity of $53,823,000. The Company reported net after-tax earnings of approximately $3,943,000 for fiscal 2006. At December 31, 2006, the Bank’s total loans (net of allowance for possible loan losses of $1,812,000) were $160,425,000 and its total deposits were $239,231,000. As of that date, the Company’s Tier 1 capital ratio was 31.86%, its total risk-based capital ratio was 32.92%, and its leverage ratio was 17.09%. Please refer to the Company’s audited financial statements (the “Consolidated Financial Statements”) in Item 8 for additional information.
During 2006 the Bank has continued to focus on developing its financial services business in Warren County, Tennessee and in other areas (generally, in those counties contiguous to Warren County, Tennessee). The Bank provides a wide range of commercial banking services to small and medium-sized businesses, including those engaged in the nursery business, the real estate development business, local industry, business executives, professionals and other individuals. The Bank operates throughout Warren County, Tennessee, with three offices located in McMinnville and one located in each of Morrison and Viola. Additional information concerning the general development of the Company’s business since the beginning of the Company’s last fiscal year is set forth as part of Item 7, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements in Item 8, in this Annual Report on Form 10-K as well as in “Business of First National Bank of McMinnville” below in this Item.
The Company’s principal executive offices are located at 200 East Main Street, McMinnville, Warren County, Tennessee 37110, telephone (931) 473-4402.
Business of First National Bank of McMinnville
The First National Bank of McMinnville (“First National Bank” or the “Bank”) is a commercial bank with deposits insured by the Bank Insurance Fund that is administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is chartered under the National Bank Act. It is subject to comprehensive examination, supervision and regulation by the Office of the Comptroller of the Currency (called the “OCC”). The Bank was initially chartered in 1874 and has operated continuously since then.
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
For retail customers, the First National Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types. Investment earnings are also a key source of revenue for the Bank. The Bank operates a trust department. The Company and the Bank intend for the foreseeable future to concentrate their efforts in their existing markets. The Bank formed a subsidiary known as First Community Title & Escrow Company in 2001 to engage in the title insurance business, as agent.

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
The Bank’s primary source of income in 2006 was its earnings principally derived from interest income from loans and returns from its investment portfolio. The Bank derived approximately 96% of its gross earnings from interest and investment income and just under 4% from fees and other non-interest sources. The Bank believes that it will be able to increase its investment income in future years. The availability of funds to the Bank is primarily dependent upon the economic policies of the government, the economy in general and the general credit market for loans. The Bank may in the future engage in various business activities permitted to commercial banks and their subsidiaries, either directly, through one or more subsidiaries, or through acquisitions. The Bank intends to provide banking and financial services in Southern Middle Tennessee, primarily in the Warren County and surrounding county trade areas, through its commercial banking operations.
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
The Bank makes secured and unsecured commercial, consumer, installment and construction loans. Residential mortgages and small business loans are core products. Loans available to consumers only include installment loans.
The Bank offers the following support services to make financial management more efficient and convenient for its customers:

•	personalized service	•	interest bearing accounts, such as CD’s and IRA’s

•	money market accounts	•	safe deposit boxes

•	night deposit services	•	drive-through banking

•	on-line banking	•	super NOW accounts, small business checking

•	Hometown Direct (direct deposit services)	•	trust department services

•	telephone banking
For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. The Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, real estate loans and real estate construction loans, as well as standard depository services and certain other special services. Its principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types, as well as from its investment portfolio. The Bank has a number of correspondent bank relationships, through which the Bank is effectively able to offer customers services generally available only from larger financial institutions.
The Bank is subject to extensive supervision and regulation by federal banking agencies. Its operations are subject to a wide array of federal and state laws applicable to financial services, to banks, and to lending. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Annual Report on Form 10-K.
There have been many legislative and regulatory proposals designed to overhaul or otherwise improve the federal deposit insurance system and to improve the overall financial stability of the banking system in the United States. Some of these proposals provide for changes in the bank regulatory structure, including proposals to reduce regulatory burdens on banking organizations and to expand (or to limit) the nature of products and services banks and bank holding companies may offer. It is not possible to predict whether or in what form these proposals may be adopted in the future, and, if adopted, their impact upon either the Bank or the financial services industries in which the Bank competes. However, the enactment of the “Sarbanes-Oxley Act of 2002,” the “USA PATRIOT Act,” and the recent capital initiatives commonly referred to as “Basel II” have been important developments. See “Financial Services Modernization Act,” “USA PATRIOT Act,” and “Recent Developments and Future Legislation” in the following pages.
Please refer also to the Consolidated Financial Statements (Item 8 of this Annual Report on Form 10-K) for additional information concerning the Bank.
Financial Summary of the Company
A financial summary of the Company and its consolidated subsidiary, the First National Bank, is set forth below (amounts are rounded). Please refer also to the Consolidated Financial Statements (Item 8 of this report) for additional, important information concerning the Company and First National Bank.

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004,
(Dollars in Thousands Except Per Share Data)

	2006	2005	2004
Total Assets	$318,445	$317,781	$308,534
Total Earning Assets	305,868	307,002	299,953
Deposits	239,231	239,088	226,588
Stockholders’ Equity	53,823	51,217	50,079
Gross Revenues	18,016	16,263	15,740
Interest Income	17,301	15,448	15,013
Non-Interest Income	715	815	727
Earnings Before Income Taxes	5,688	6,344	6,715
Net Earnings	3,943	4,393	4,650
Per Share Data
Basic Earnings per Share	$3.83	$4.24	$4.46
Diluted Earnings per Share	3.78	4.16	4.38
Dividends Declared per Share	1.75	1.75	1.75
Please refer also to the Consolidated Financial Statements (Item 8) for additional, important information concerning the Bank.
Other Banking Services
Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, direct deposit, 24-Hour Telephone Banking, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission. These filings are available to the public at the SEC’s website at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also have a website at http://www.fnbmt.com. On the website, we provide hyperlinks to filings of our directors and executive officers concerning their transactions in the Company’s common stock. In addition, we will make copies of the annual, quarterly, and current reports we file with the SEC, and any amendments to those reports, as well as our Code of Ethics and the charter of our Audit Committee available to investors free of charge upon request addressed to President, First McMinnville Corporation, 200 East Main Street, McMinnville, Tennessee 37110. We will also provide copies of the Exhibits referenced in this Annual Report on Form 10-K if specifically requested to do so at a reasonable copying charge. (A list of exhibits can be found in the Exhibit Index immediately following the signature pages of this report.) Although we make reference to our website in this report, no portion of that website is incorporated into this report unless we expressly state that a portion of the website is, in fact, being so incorporated.
Capital Requirements
The Company is required to maintain certain capital ratios. These include Tier I, Total Capital and Leverage Ratios. As is reflected below, the Company’s capital ratios far exceed minimum levels.

	Capital Level Meeting
	Regulatory Definition of	First McMinnville Corporation
	“Well Capitalized”	2006	2005
	(%)	(%)	(%)
Tier I Ratio	6.00	31.86	30.52

Total Risk-Based Ratio	10.00	32.92	31.57

Leverage Ratio	5.00	17.09	16.87
Based solely on its analysis of federal banking regulatory categories, the Company appears to fall within the “well capitalized” categories, including the regulatory framework for prompt corrective action. Please refer to Note 12 to the Company’s Consolidated Financial Statements (Item 8). See also “Supervision and Regulation — Capital Adequacy,” below.
Subsidiary
The First National Bank is the Company’s sole subsidiary. The Bank has one subsidiary, First Community Title & Escrow Company, which was formed in 2001 to act as a title insurance agency.
Services To and Transactions with Subsidiary
Intercompany transactions between the Company and its subsidiary, the First National Bank, are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act, and the Federal Reserve Board’s Regulation W) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its board of directors and with the officers elected by the

Bank’s board. See “Supervision and Regulation,” below.
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
General
First McMinnville Corporation. The Company is registered as a bank holding company with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Company is subject to comprehensive examination, regulation and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is required to file annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act with the Federal Reserve Board. The Company is also subject to Tennessee regulations. The Bank Holding Company Act permits the Federal Reserve Board to approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law. Please refer to the section below entitled “Bank Holding Company Regulation.”
The Company’s common stock is registered under Section 12 of the Exchange Act. As a result, the Company is required to file quarterly, annual and other types of reports, and its proxy materials, with the Securities and Exchange Commission (“SEC”) under the Exchange Act. The Company is subject to the information, proxy solicitation, and other requirements and restrictions of the Exchange Act. Please refer to Item 5 of this report for additional information concerning the Company’s securities.

The First National Bank of McMinnville. The Company’s subsidiary bank is subject to comprehensive supervision and examination by the OCC and, to some extent, by other federal agencies. The Bank is chartered under the National Bank Act and it is a member of the Federal Reserve System. All national banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the Federal Deposit Insurance Act. (See 12 U.S.C. § 1811, et seq.) The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. The operations of the Bank are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, privacy regulations, and regulation of consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Please refer to the section below entitled “National Bank Act Regulation.”
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
Payment of Dividends
The Company is a legal entity separate and distinct from its banking subsidiary. The principal source of cash flow of the Company, including cash flow to pay dividends on its stock, is dividends from the Bank. There are statutory, regulatory and prudential limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders. The Company declared dividends of $1.75 in each of 2006 and 2005.
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
Under Tennessee law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving. It is presently anticipated that the Company will pay a cash dividend in 2007 consistent with past practices. However, the payment of dividends by the Company and the Bank may be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and debt covenants. See “Capital Adequacy” and “Prompt Corrective Action.” Dividends will be paid only as the board of directors may determine from time to time in accordance with legal requirements and principles of safety and soundness.
Bank Holding Company Regulation
As a bank holding company subject to the Bank Holding Company Act, the Company is subject to supervision, regulation and examination by the Federal Reserve Board. The Company must obtain prior Federal Reserve Board approval for bank acquisitions and is generally limited to engaging in activities related to owning and controlling banks. The Company must obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls. Interstate banking and interstate branching are now permitted.
The Company is also a bank holding company within the meaning of T.C.A. §45-2-1401 of the Tennessee Banking Act. As such, the Company and its subsidiaries could be subject to examination by, and could be required to file reports with, the Tennessee Department of Financial Institutions under specified circumstances. Effective September 29, 1995, the Tennessee Bank Structure Act of 1974 was amended to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a Tennessee bank) if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. As of June 30, 2006, the Company estimates that it held less than 1% of such deposits. Subject to certain exceptions, the Tennessee Bank Structure Act prohibits a bank holding company from acquiring a bank in Tennessee which has been in operation for less than three years. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee and national banks can do likewise.
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
In 2002 the Federal Reserve issued Regulation W, which is intended to comprehensively implement sections 23A and 23B of the Federal Reserve Act and to protect insured depository institutions from incurring losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over many years, and it incorporates several new interpretative proposals. Among other things, Regulation W is supposed to clarify when transactions with an unrelated third party will be attributed to an affiliate. The regulation also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.
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
National Bank Act Regulation
First National Bank is chartered as a national banking association under the banking laws of the United States. As such, the Bank is subject to a myriad of federal and state banking and corporate laws, and to comprehensive supervision, regulation and examination by the OCC, although such regulation and examination is for the protection of the banking system and the deposit insurance fund managed by the FDIC and not for the protection of shareholders or any other investors. The OCC is the Bank’s primary federal regulator. It is intended that the Bank’s deposit accounts will always be insured up to legally prescribed limits by the FDIC. The Bank files and will continue to be required to file reports with the OCC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to consummating certain transactions, including branching, mergers or acquisitions. There are strict legal and regulatory limits on dividends that can be paid by a bank, including First National Bank. See “Payment of Dividends.”
The deposits of the Bank are generally insured to a maximum of $100,000 per depositor, subject to certain aggregation rules that can have the effect of limiting the amount of deposit insurance coverage. The Federal Deposit Insurance Act was recently amended to raise the level of deposit insurance for individual retirement accounts (called “IRA’s”) to $250,000. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (the Bank Insurance Fund, and the Savings Association Insurance Fund), are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank’s deposits are insured under the Bank Insurance Fund. The FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay a premium for deposit insurance on insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis.
National banking statutes regulate a variety of the banking activities of the Bank including required reserves, permitted investments, loans, mergers and share exchanges, issuance of securities, payment of dividends, and establishment of branches. Under federal law, a national bank is prohibited from lending to any one person, firm or corporation amounts more than a specified percentage of its equity capital accounts, with very limited exceptions. The Bank must obtain the prior approval of the OCC for a variety of matters. These include branching, relocations, mergers, acquisitions, charter amendments, and other matters. State and federal statutes and regulations also relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits and chargeable as interest on loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Capital Adequacy.”
Depositor Preference
The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depositary institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver. The claims of shareholders, as shareholders, would be “general unsecured claims.”
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
The Bank is also subject to risk-based and leverage capital requirements similar to those described above adopted by the OCC. The Company believes that the Bank was in compliance with applicable minimum capital requirements as of December 31, 2006.
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
As noted in previous annual reports on Form 10-K, some of the developments related to capital are international in scope. For example, on January 16, 2001, the Basel Committee proposed its second draft of a new capital adequacy framework. The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. The Basel Committee has issued its revised “Framework” and that document is being incorporated into federal capital adequacy standards. The supervisory review aspect of the Basel framework would seek to ensure that a bank’s capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank’s capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank’s capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy. Regulatory work on the ultimate form and substance of the “Basel II” framework is continuing. The Company does not anticipate that these changes will adversely affect the Company or the Bank. The Company believes that is capital position is adequate and that it meets all federal capital standards applicable to it and to the Bank.
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
The Company believes that the Bank, as of December 31, 2006, had sufficient capital to qualify as “well capitalized” under applicable regulatory capital requirements. Please refer to Items 7 and 8 of this Annual Report on Form 10-K, especially Note 12 to the Consolidated Financial Statements, for additional information about the Company’s and First National Bank’s respective capital positions.
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
In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989. That statute, called FIRREA, provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The banking regulators have not been reluctant to use the new enforcement authorities provided under FIRREA. Further, regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.
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
The Company does not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. As a result, the Company may find that it is compelled to compete with even larger and more diversified financial institutions than is currently the case. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this law may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company or the Bank. The Company cannot predict the potential effect that the Act will have on its business and operations, although the Company expects that the general effect of the Act will be to increase competition, and possibly to encourage further consolidation, in the financial services industry generally.
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
The Company and the Bank believe that their systems and procedures accomplish compliance with these requirements. This law and the related regulations impose some continuing costs on the Company and the Bank but they believe that the cost is not likely to be material to them.
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
The principal geographic area of the Company’s operations encompasses Warren County, Tennessee, and surrounding areas of Tennessee. In this area, there are many commercial banks and other financial institutions operating nineteen offices and branches (exclusive of free-standing ATM’s) and holding an aggregate of approximately $637.5 million in deposits held by commercial banks and savings institutions as of June 30, 2006, of which approximately 37.79% are held by the Bank (based on data published by the FDIC). The Company competes with some of the largest bank holding companies in Tennessee, which have or control businesses, banks or branches in the area, including national and regional financial institutions, as well as with a variety of other banks, financial institutions, and financial services companies.
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
Personnel
At year-end 2006, the Bank employed a staff of sixty two full-time and eight part-time persons, not including contract labor for certain services. None of these employees is covered by a collective-bargaining agreement. Group health and disability insurance are maintained for or made available to employees by the Bank, as is a 401(k) profit-sharing plan adopted by the Bank as are certain benefit plans (described elsewhere herein) adopted by the Bank. The Company considers employee relations to be satisfactory.
Economic Conditions and Governmental Policy; Laws and Regulations
The Bank’s (and thus the Company’s) profitability, like most financial institutions, is primarily dependent on interest-rate differentials, earnings from its investment portfolio and non-interest income. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its borrowers, together with securities held in its investment portfolio, comprise the major portion of the

Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and even in foreign economic conditions might have on the Bank cannot be predicted by the Bank or the Company.
The Company’s earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the Federal Reserve Board. An important function of the Federal Reserve System is to regulate the national money supply. The Federal Reserve Board implements national monetary policies (with objectives such as addressing inflationary and recessionary pressures) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. As described in Management’s Discussion and Analysis of Financial Condition and Results of Operation, changes in interest rates effected by the Federal Reserve Board can have a material impact on the Company and the Bank. For example, the impact can be to narrow the Bank’s net interest margin (the difference between what the Bank pays for deposits and what the Bank charges for loans), thus adversely affecting earnings. The nature and impact on the Company of any future changes in monetary and fiscal policies cannot be predicted.
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
Please refer to the section of this report below entitled “Recent Developments and Future Legislation” for information concerning recent developments that could have an impact on the Bank’s ability to expand its loans that are secured by commercial real estate or that are secured by non-traditional mortgage instruments.
Line of Business
The Company’s principal business is the ownership of the stock of the First National Bank of McMinnville. The Bank operates under the National Bank Act and the Federal Deposit Insurance Act in the area of finance. The Company and the Bank derived 100% of their consolidated total operating income from the commercial banking business in 2006.
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
As discussed above, the Bank is subject to government regulation that could limit or restrict its activities, including the restrictions or limitations that may result from the recent “guidances” related to commercial real estate lending and the use of non-traditional mortgage products. In turn, this could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on Company operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause the Company’s consolidated results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us. The ultimate impact of financial institution affiliations under the Financial Services Modernization Act, and other aspects of that law, cannot yet be predicted but could adversely affect the Company.
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
The federal regulatory agencies have also issued two “guidances” that could have a significant impact on real-estate related lending and, thus, on the Bank. One part of the guidance could require lenders to restrict lending secured primarily by certain categories of commercial real estate to a level of 300% of their capital or to raise additional capital. This could have the effect of causing the Bank to reorient its loan strategy away from, or to limit its expansion of, commercial real estate lending, which has been a material part of the Bank’s lending strategies. This could also have a negative impact on the Bank’s lending and profitability. The other guidance relates to the structuring of certain types of mortgages that allows negative amortization of consumer mortgage loans. Although the Bank does not engage at present in a significant amount of lending using these types of instruments, the guidance could have the effect of making the Bank less competitive in consumer mortgage lending.
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
The effects of certain recent changes in accounting standards are addressed in Note 1 to the Consolidated Financial Statements (Item 8 of the Annual Report on Form 10-K).
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

Executive Officers of First McMinnville Corporation
The following are the Executive Officers of the Company and/or First National Bank (the “Bank”). Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof, except that Mr. Vance was elected to serve as President of the Company and the Bank in August of 2006 and became chief executive officer of the Company and the Bank effective March 1, 2007. Effective March 13, 2007, C. Levoy Knowles, a non-employee director, became the chairman of the Company.

Name	Age	Office and Business Experience
C. Levoy Knowles	53	Chairman, First McMinnville Corporation (2007 to present); Director of First McMinnville Corporation and the Bank (1999 to present); Chief Executive Officer of Ben Lomand Rural Telephone Cooperative.

Thomas D. Vance	52	President of the Company and the Bank (2006 to present); Chief Executive Officer of the Company and the Bank (2007 to present); Director of First National Bank (2006 to present); President and Executive Director for the Middle Tennessee Medical Center Foundation from 2002 until August 2006

P. D. Bogle	60	Senior Vice President, First McMinnville Corporation, First National Bank.

Larry B. Foster	47	Senior Vice President, First McMinnville Corporation, First National Bank.

David W. Marttala	45	Senior Vice President, First McMinnville Corporation, First National Bank.

Kenny D. Neal	56	Senior Vice President, First McMinnville Corporation, First National Bank, Chief Accounting and Financial Officer of both the Bank and the Company.

Cindy Swann	55	Corporate Secretary, Transfer Agent, and Human Resources Manager for First McMinnville Corporation and First National Bank, 2005 to present; Internal Auditor for First McMinnville Corporation and First National Bank (1996 to 2004) and Compliance Officer (1999 to 2004).

C. P. Whisenhunt	63	Senior Vice President, First McMinnville Corporation, First National Bank.

Dwayne Woods	44	Senior Vice President, First McMinnville Corporation, First National Bank.
Officers are generally elected annually by, and serve at the pleasure of, the board of directors. The Company has an employment agreement with President and CEO Thomas D. Vance as described below.

Summary of the Chief Executive Officer’s Employment Agreement
Effective August 1, 2006, the Company entered into an employment agreement with its current President and Chief Executive Officer, Thomas D. Vance. Mr. Vance became the Chief Executive Officer of the Company and First National Bank on March 1, 2007. A copy of this employment agreement has been filed with the SEC as indicated in the Exhibit Index. The employment agreement includes the following terms.
•	Mr. Vance will serve as president of the Company and First National Bank of McMinnville during the term of the contract and Chief Executive Officer from and after March 1, 2007.

•	Mr. Vance will report and be responsible to the boards of directors of the Company and the bank.

•	Mr. Vance’s compensation shall consist of a base salary, the opportunity for bonuses, and stock options granted under the Company’s Stock Option Plan. His initial salary was $125,000, which increased to $135,000 on October 1, 2006, in accordance with the contractual terms. On March 1, 2007, when Mr. Vance was promoted to Chief Executive Officer, his salary increased to $150,000. This base salary cannot be reduced but may be increased in the discretion of the board of directors.

•	Mr. Vance received an option to purchase 3,000 shares of Company common stock vesting in three 1,000 share tranches. The first 1,000 shares vested on August 1st, 2006, and the other two are scheduled to vest on the first and second anniversaries of the contract date. The strike price for all fo the options was the fair market value (book value) at the time the option grant was made. The stock options were issued pursuant to the Company’s Stock Option Plan.

•	The employment agreement is scheduled to expire on July 31, 2009 but will extend automatically for one-year periods on each annual anniversary date (i) unless the board of directors promptly delivers Mr. Vance a copy of its resolution revoking such automatic renewal on or before any such anniversary date or (ii) unless Mr. Vance notifies the board of directors in writing on or before any such anniversary date that he is terminating such automatic renewal.

•	Mr. Vance was reimbursed for his moving expenses for moving his residence to Warren County, Tennessee.

•	The Company has agreed for Mr. Vance to participate in all of its and the bank’s benefit plans, including group health and disability insurance.

•	Mr. Vance is eligible to serve on the boards of both the Company and First National Bank. Although he will receive a board member’s customary fee for board meetings, he will not receive fees for attending committee meetings.

•	Mr. Vance is eligible for reimbursement for certain professional activities, including education, reasonable travel, accommodations, and out-of-pocket expenses incurred in attending banking conventions and educational programs to the extent permitted by the board of directors.

•	The Company may terminate Mr. Vance for “cause” without having paying him a severance payment. “Cause” is broadly defined to include breaches of the employment agreement by the executive, failure to achieve certain threshold profitability and performance goals, criminal acts, regulatory removals, and willful failure to do his job. If the Company terminates the executive without “cause,” then the executive is entitled to receive a termination payment equal to $450,000 if termination occurs between March 1, 2007 and December 31, 2007, and three times the executive’s base salary thereafter. The termination payment shall be paid to Vance in cash, in a lump sum.

•	If Mr. Vance loses his job in connection with a sale of the Company or the Bank, or another “change of control” transaction, then he is entitled to receive a termination payment equal to four times his base salary in a lump sum cash payment.

•	Mr. Vance has agreed to non-competition, non-disclosure, and non-solicitation terms that are intended to protect the Company and First National Bank. The non-compete provisions became fully effective as of March 1, 2007.
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
We rely substantially on providing cost-effective, user-friendly products and services. We have also placed great emphasis on expanding our branch network and product offerings in strategic new locations. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both capital and staff. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.
The shares of our common stock are not listed or traded on any recognized or established securities market, thus potentially reducing the marketability of the stock.
Our shares are not listed or traded over-the-counter or on any other established securities market. Most transactions in our common stock are privately negotiated trades, and the shares are very thinly traded. These factors can reduce the marketability of our shares and this lack of obvious liquidity can produce downward pressure on the stock price. The Company repurchases some shares of our common stock on an unsolicited basis based on trailing month-end book value to provide some liquidity in the common stock. This policy of the Board of Directors is dependent on a variety of factors, including the determination of whether the Company’s capital should be used to repurchase shares or for other purposes. In addition, there can be no assurance that the Company would always be willing or able to repurchase all shares or that a shareholder could not obtain a better price in a privately negotiated transaction with a buyer other than the Company.
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
The charter and the bylaws of the Company contain certain provisions that may deter an attempt to change or gain control of the Company. As a result, the shareholders of the Company may be deprived of opportunities to sell some or all of their shares at prices that represent a premium over market prices. In addition, the Company has adopted a Shareholders’ Rights Agreement that could have a deterrent impact. See Item 5 — “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” Item 1 — “Supervision and Regulation,” Exhibit 3(i) (Charter of First McMinnville Corporation, as amended), and Exhibit 3(ii) (Bylaws of First McMinnville Corporation, as amended).
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
There are legal limitations on the ability of the Company to pay dividends. The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by the Company’s board of directors out of the assets and funds legally available to pay dividends. The Company is dependent on its ability to receive dividends from the Bank. The Bank’s ability to pay dividends is limited by law and by safety and soundness and prudential considerations. Even when the Company and the Bank are in a position to pay dividends, the Company may choose to retain all or most of its earnings for the operation of the Bank. Making or retaining an investment in the Company’s common stock may be inappropriate for any investor who relies on or needs dividend income. Please refer to the sections of this report entitled “Supervision and Regulation — Payment of Dividends” (in Item 1) and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividends” (in Item 5).
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
ITEM 2. PROPERTIES.
The First National Bank owns four parcels of property on which it has established banking offices. The Bank leases the land (but owns the building) for one of its branches at commercial leasing rates pursuant to a lease renewable every three years. This lease is up for renewal in August of 2007. The Main Office is located at 200 East Main Street, McMinnville. The Bank utilizes four ATM’s for the convenience of its customers. In the judgment of management, the facilities of the Company and the First National Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and the Bank. The Bank expects that it will begin remodeling certain of its offices in the near future, but the plans for and the anticipated costs of such work have not been finalized as of the date of the filing of this report. However, new office sites are considered from time to time. The Bank provides a small amount of office space to its subsidiaries.

Primary Purpose	Type of Ownership	Property Location
Main Office of the Bank	Owned	200 East Main Street McMinnville, Tennessee

Viola Branch	Owned	3 Lynn Street McMinnville, Tennessee

Primary Purpose	Type of Ownership	Property Location
Sparta Street Branch	Owned	1408 Sparta Street McMinnville, Tennessee

Smithville Highway Branch	Owned	917 Smithville Highway McMinnville, Tennessee

Morrison Branch	Building — Owned Land — Leased	9970 Manchester Highway McMinnville, Tennessee
There are no material encumbrances on any of the properties owned by the Company or the Bank. Additional information relating to properties is set forth in Note 5 to the Notes to the Consolidated Financial Statements, which are incorporated herein by reference pursuant to Item 8 of this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS.
In the ordinary course of business, the Company and its subsidiaries may be named from time to time as defendants in or parties to pending and threatened legal actions and proceedings. There were no material legal proceedings pending at December 31, 2006, against the Company or the Bank other than ordinary routine litigation incidental to their respective businesses, to which the Company or the Bank is a party or of which any of their property is the subject. It is to be expected that various actions and proceedings may be anticipated to be pending or threatened against, or to involve, the Company or the Bank from time to time in the ordinary course of business. Some of these may from time to time involve large demands for compensatory and/or punitive damages. At the present time, management knows of no pending or threatened litigation the ultimate resolution of which would have a material adverse effect on the Company’s financial position or results of operations.
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
No matters were submitted to a vote of security holders in the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) Market Information
There is no established public trading market for the Company’s common stock. Management, however, believes that Middle Tennessee is the principal market area for the common stock. The following table sets forth the high and low sales prices per share of the common stock for each quarter of fiscal 2006 and 2005. During 2006 the Company redeemed 6,249 shares of its common stock with a view toward providing some liquidity in the stock. Customarily, the Company will pay the book value (as calculated by the Company) per share as of the most recent month-end to redeem shares. Certain of the other information included below has been reported to the Company by certain selling or purchasing shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company’s common stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Bid price information for the Company’s common stock is not available. Certain of the transactions involved, or may have involved, the Company or its principals.

	Common Stock
Calendar Quarter	High	Low
2006	($)	($)
First Quarter	75.00	50.81
Second Quarter	53.00	51.85
Third Quarter	75.00	52.41
Fourth Quarter	65.00	53.36

	High	Low
2005	($)	($)
First Quarter	80.00	48.75
Second Quarter	58.00	49.47
Third Quarter	68.00	50.00
Fourth Quarter	52.00	50.45
The most recent trades reported to management prior to March 14, 2007, a convenient cut-off date for the preparation of this Annual Report, occurred at an estimated $34.93 per share for 500 shares on March 9, 2007, while 50 shares sold for $60.00 per share on March 2, 2007. Because there are so few trades in the Company’s common stock, and because there is no established public trading market for the Company’s common stock, and because the Company and those closely affiliated with the Company may be involved in particular transactions, the prices shown above may not necessarily be indicative of the fair market value of the common stock or of the prices at which the Company’s common stock would trade if there were an established public trading market. Intra-family trades may also skew prices. Accordingly, there can be no assurance that the common stock will subsequently be purchased or sold at prices comparable to the prices set forth above.
The Company’s Common Stock
The Company’s securities consist of its common voting stock, no par value, which is the Company’s only class of securities authorized or outstanding. As of March 14, 2007, the Company estimates that it has approximately 590 holders of its common stock and 1,036,398 shares outstanding. In its charter, the Company is authorized to issue 5,000,000 shares of its no par common stock. No shares are reserved for issuance except with respect to the 1997 First McMinnville Corporation Stock Option Plan (the “Stock Option Plan”) and the Rights Agreement described in “Shareholders Rights Agreement.” The number of shares reserved for the Stock Option Plan is 29,690 shares. The number of shares reserved for the Rights Agreement cannot be accurately calculated but could be as high as 90% of the number of shares of the Company outstanding on the Distribution Date.
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
Board of Directors Divided Into Classes
The business and affairs of the Company are to be managed by the board of directors. Directors must be shareholders of the Company and of legal age. The Company’s bylaws provide that the board shall generally consist of not fewer than five and not more than twenty-five members. Within these parameters, the actual number of directors is to be set by resolution of a majority of the entire board. The number of directors can be increased by the vote of the board or the shareholders and may, under certain circumstances, be decreased by them to the extent of unfilled vacancies. The board can elect new members to fill vacancies, unless such vacancies are created by removal of one or more directors. Directors are required by the bylaws to retire not later than the first day of the month following their 75th birthdays. However, directors who were serving on as such on January 1, 1985 are not subject to mandatory retirement.
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
The Company’s shareholders may adopt, amend, or repeal the Company’s bylaws by the affirmative vote of a majority of the stock represented and entitled to vote at such meeting. The Company’s board of directors may adopt, amend, or repeal the Company’s bylaws by a vote of the majority of a quorum, except that a change in the number of directors requires a majority vote of the entire board of directors.
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
Shareholders Rights Agreement
Effective as of June 10, 1997, the board of directors of the Company adopted a Shareholders Rights Agreement (the “Rights Agreement”) and authorized and declared a dividend of one common share purchase right (a “Right”) for each outstanding share of the Company’s common stock (the “Common Shares”). The dividend was payable on June 10, 1997, to the shareholders of record on that date (the “Record Date”), and with respect to Common Shares issued thereafter until the Distribution Date (as hereinafter defined) or the expiration or earlier redemption or exchange of the Rights. Except as set forth below, each Right entitles the registered holder to purchase from the Company, at any time after the Distribution Date one Common Share at a price per share of $120, subject to adjustment (the “Purchase Price”). The description and terms of the Rights are as set forth in the Rights Agreement. The following description of the Rights is qualified by reference to the Rights Agreement, which is an Exhibit to this Report. This Rights Agreement expires on June 4, 2007, unless extended by the board of directors.
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
In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding Common Shares at a price and on terms which a majority of certain members of the board of directors determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a “Permitted Offer”)), each holder of a Right will thereafter have the right (the “Flip-In Right”) to acquire a Common Share for a purchase price equal to fifteen percent (15%) of the then current market price, or at such greater price as the Rights Committee shall determine (not to exceed thirty-three and one third percent (33 1/3%) of such current market price). Notwithstanding the foregoing, all Rights that are, or were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void and not exercisable.
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
Calculation of Public Float
First McMinnville Corporation has calculated the public float disclosed on the Cover Page of this Report (a) by including all issued and outstanding shares of the Company’s common stock directly and indirectly attributable to directors and executive officers of the Company and (b) using the price of $52.40 per share, the “book value” at June 30, 2006, as the fair market value of the Company’s common stock at June 30, 2006. Book value was used because the SEC’s Division of Corporation Finance has stated, in interpreting Regulation S-B, that for “purposes of determining an issuer’s public float, book value may substitute for market value where there is no market for a company’s securities.” See Manual of Publicly Available Telephone Interpretations, K. Regulation S-B, No. 3. (Downloaded March 28, 2007.) The Company has no non-voting common equity outstanding. The public float as so determined was $45,910,103 based on the $52.40 per share price and a calculation of 876,147 shares held at that date by non-affiliates. However, the Company does not have any established public trading market for its securities. Accordingly, the Company does not believe that it is or can be an accelerated filer” for purposes of the SEC’s Rule 12b-2. See SEC Release No. 33-8644 / 34-52989 (“The determination of public float is premised on the existence of a public trading market for the company’s equity securities.”), on page 32, and related footnote 95.
Management believes that $45,910,103 closely approximates the fair market value of the shares held by non-affiliates as of the end of the Company’s most recently completed second fiscal quarter (the second quarter of 2006). The calculation assumes that all outstanding shares beneficially owned by members of the board of directors and executive officers of the Company are owned by “affiliates,” a status that each such director and executive officer individually reserves the right to disclaim. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. Market price is estimated based on reports received by the Company and the amounts that the Company is willing to pay for its own shares in privately negotiated, non-solicited transactions, inasmuch as the Company’s stock is not traded over-the-counter or in any other established or recognized public securities market.
The Company, has treated as common equity held by affiliates only voting stock owned as of June 30, 2006 by its directors and executive officers; it did not treat, for purposes of responding to the information required by the Cover Page, stock held by any of our subsidiaries as pledgee or in a fiduciary capacity as stock held by our affiliates. The Company’s response to the public float information request is not intended to be an admission that any person is an affiliate of the Company, for any purpose other than this response. Moreover, there is such a limited market for the Company’s shares, and the stock is so thinly traded, that reliance on market price is problematic and should not necessarily be relied upon as a true indication of value.

(b) Holders
The approximate number of record holders, including those shares held in “nominee” or “street name,” of the Company’s common stock at March 15, 2007 was approximately 590.
(c) Dividends
The Company has paid a cash dividend in every year since it was organized in 1984. The Company declared semi-annual cash dividends on its common stock in the aggregate amount of $1.75 per share for 2006. Future dividends may be paid as determined by the Company’s board of directors from time to time in accordance with federal and state law. To the extent practicable, but in all event subject to a wide variety of considerations and to the discretion of the board of directors, the Company expects to pay dividends semi-annually in accordance with past practices. However, any dividends that may be declared and paid by the Company will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.
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
The National Bank Act and Related Regulations
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
(d) Recent Sales of Unregistered Securities
During the past year, the Company sold 7,748 shares of its common voting stock that were not registered under the Securities Act. Such sales in the first three quarters of 2006 were reported by the Company in its quarterly reports on Form 10-Q. This discussion includes sales of reacquired securities (if any), as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities. All of these shares are believed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares sold in the fourth quarter of 2006 pursuant to the 1997 Stock Option Plan are as follows:

	Number of Shares Sold	Price Paid Per Share
Date of Sale	(#)	($)
10-11-06	140	29.08
10-13-06	100	29.08
11-09-06	510	29.08
12-11-06	5,100	29.08
12-21-06	69	29.08
None of the sales were underwritten. These securities were not publicly offered but, rather, were sold to employees, directors and/or others who qualified to participate in the Company’s 1997 stock option plan described elsewhere in these materials. All of the shares were sold in private transactions. All of the proceeds received from the exercise of the stock options, which totaled $172,125 were paid directly to the Company and were used by the Company for general working capital purposes. There were no payments to underwriters or other persons and there were no deductions or discounts from the purchase price received by the Company. The securities sold by the Company are not convertible or exchangeable into equity securities, and they were not warrants or options representing equity securities.
(e) Disclosure of Company Repurchases Pursuant to Item 703(a) of Item S-K
The Company repurchased 6,249 shares of its common stock in 2006 in order to provide some liquidity in our thinly traded shares that are not listed or traded on any recognized public trading market. Such repurchases are not solicited or encouraged by the Company. The Company pays trailing month-end book value (as calculated by the Company) for the shares and engages in such purchases only when requested to do so by holders. The following disclosures are made pursuant to Rule 10b-18:

(d) Maximum
			(c) Total Number of	Number (or
Period Covered by this			Shares Purchased as	Approximate Dollar
Report -	(a) Total Number		Part of Publicly	Value) of Shares (or
Fourth Fiscal Quarter of	of Shares	(b) Average Price	Announced Plans or	Units) that May Yet
2006	Purchased	Paid Per Share	Programs	Be Purchased
October 1 — December 31, 2006	798	$53.22	-0-	-0-

Total	798	$53.22	-0-	-0-
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following consolidated financial statements of the Company and subsidiary are included in this Report as part of Appendix F:
-	Independent Auditors’ Report;

-	Consolidated Balance Sheets — December 31, 2006 and 2005;

-	Consolidated Statements of Earnings — Three years ended December 31, 2006;

-	Consolidated Statements of Comprehensive Earnings — Three years ended December 31, 2006;

-	Consolidated Statements of Changes in Stockholders’ Equity — Three years ended December 31, 2006;

-	Consolidated Statements of Cash Flows — Three years ended December 31, 2006; and

-	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES.
(a) Management’s Annual Report on Internal Control over Financial Reporting.
Within 90 days prior to the filing date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (CEO) and its Senior Vice President, Chief Financial Officer, and Principal Accounting Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the CEO and the CFO concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
The Company is neither a large accelerated filer nor an accelerated filer as those terms are defined in SEC Rule 12b-2. This report is given pursuant to Item 308T(a) of Regulation S-K. The report of management specified in Item 308(a) of Regulation S-K is not yet required of the Company.
(b) Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not Applicable.

PART III
Pursuant to General Instruction G of Form 10-K, certain items are incorporated by reference to the Company’s 2007 definitive proxy statement filed with the SEC on or about March 22, 2007, pursuant to Regulation 14A (the “2007 Proxy Statement”). However, the information set forth in the 2007 Proxy Statement under the subheadings “Compensation Committee Report on Executive Compensation,” and any other lawfully excludeable section or part, including option repricing, if any, (i) shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or the liabilities of Section 18 of the Exchange Act, and (ii) notwithstanding anything to the contrary that may be contained in any filing by the Company under such Act or the Securities Act of 1933, as amended, shall not be deemed to be incorporated by reference in this or any other filing. No reference to the 2007 Proxy Statement shall be deemed or understood to incorporate such materials into this Annual Report on Form 10-K unless there is an express incorporation by reference.
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
Information About the Audit Committee
The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is more fully described in the Company’s 2007 Proxy Statement under the sections entitled “Audit Committee,” “Report of the Audit Committee,” “Principal Auditor Fees and Services,” and “Proposal No. 2 — Ratification of the Audit Committee’s Selection of Independent Auditors,” which sections are incorporated herein by reference. The members of the audit committee in 2006 were Arthur J. Dyer (Chair), Mark Pirtle, and Rufus W. Gonder. The Company’s board of directors has determined that all of these persons are independent within the meaning of NASD Rule 4200(a)(15). The Audit Committee has not at this time designated a “financial expert” as that term is used in the Sarbanes-Oxley Act of 2002. The board of directors is considering the issues related to and the ramifications of such a designation. In addition, rules have only recently been issued by the SEC concerning financial experts, which rules are being studied by the board of directors. The board reserves the right to designate a financial expert or experts, and to alter such designation, at any time.
Information About the Company’s Code of Ethics
The Company has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions. The Code of Ethics is available for inspection at the Company’s offices by appointment during reasonable business hours. The Company undertakes to provide to any shareholder or investor without charge, upon written request, a copy of its Code of Ethics. Requests should be submitted in writing to the attention of Investor Services, 200 East Main Street, McMinnville, Tennessee 37110.
ITEM 11. EXECUTIVE COMPENSATION.
The types of biographical and other information required by Item 11 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the captions of “Proposal No. 1 — Election of Directors,” “Benefits,” “Executive Compensation,” and “Executive Officers.”
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2006, the Company’s compensation committee consisted of independent directors Carl M. Stanley (Chair), G. B. Greene, and J. Douglas Milner. From time to time, First National Bank makes loans to Company directors, and related persons and entities, in the ordinary course of its business. Please refer to the section entitled “Certain Transactions” that appears in the above-referenced proxy statement.
No member of our committee is, or was during 2006, an officer or employee of the Company or any subsidiary of the Company, and none has served in such a capacity. Other than transactions described in the proxy statement, none had any relationship with the Company that requires disclosure under the SEC’s proxy solicitation rules.
No executive officer of the Company served during 2006 (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company, or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information concerning certain ownership of the Company’s securities required by Item 12 of the Annual Report on Form 10-K is incorporated by reference to the Company’s 2006 Proxy Statement, under the caption of “Stock Ownership of Management and Certain Beneficial Owners.”
The following table provides information required to be disclosed by the securities laws with respect to (1) compensation plans and (2) individual compensation arrangements (of which the Company has none) under which equity securities of the Company are authorized for issuance. The compensation plan is the First McMinnville Corporation 1997 Stock Option Plan, which was approved by the Company’s shareholders in April of 1997. This plan expires in April of 2007, although options issued before expiration will continue to be exercisable as provided in the plan or in any agreement with the option holder. The Company has no compensation plan (including individual compensation arrangements) that provides for the issuance of securities which has not been approved by the shareholders.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding Options,	Outstanding Options,	Reflected in Column
	Warrants and Rights*	Warrants and Rights*	(a))
	(a)	(b)	(c)
Equity Compensation	51,427	$31.86	29,690
Plan Approved by Security Holders

Equity Compensation	None	Not Applicable	None
Plans Not Approved by Security Holders

Total	51,427	$31.86	29,690

*	The Company currently has no outstanding warrants or rights. Please refer to Notes 18 (Earnings per Share) and 19 (Stock Option Plan) to the Consolidated Financial Statements included in Item 8.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee has appointed Maggart & Associates, P.C., as the Company’s independent auditors for the fiscal year ending December 31, 2007. The following table shows the fees paid or accrued by the Company for the audit and other services provided by Maggart & Associates, P.C., for fiscal 2006 and 2005.

Services Performed	2006	2005
Audit Fees(1)	$88,590	$116,050

Audit-Related Fees(2)	-0-	-0-

Tax Fees(3)	8,545	8,135

All Other Fees(4)	-0-	-0-

Total Fees	$97,135	$124,185

Notes to Preceding Table

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations and services related to assistance with regulatory capital planning.

(3)	For fiscal 2006 and 2005, respectively, tax fees principally included tax preparation, tax advice and tax planning fees.

(4)	All other fees principally would include consulting engagements.
The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decisions to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. The aggregate amount of all such non-audit services provided by the principal accounting firm was less than ten percent of the total amount of revenues paid by the Company to this accounting firm during the fiscal year in which the services were provided. Such services were originally not recognized as being needed at the time of the engagement to be non-audit services.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following exhibits, financial statements, and financial statement schedules are filed as a part of this report:

•	The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, appear as part of Appendix F:

•	Consolidated Balance Sheets as of December 31, 2006 and 2005;

•	Consolidated Statements of Earnings for the three years ended December 31, 2006;

•	Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2006;

•	Consolidated Statements of Cash Flows for the three years ended December 31, 2006; and

•	Notes to the foregoing Consolidated Financial Statements.

•	Financial Statement Schedules — All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Annual Report on Form 10-K, or such information is disclosed in the consolidated financial statements or related notes to such financial statements.

(b)	Exhibits — The exhibits attached hereto or incorporated herein by reference are identified in the Exhibit Index appearing elsewhere in this Report.

(c)	Financial Statement Schedules — The financial statement schedules called for by this Item are either not applicable or included in the response to part (a) of this Item.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First McMinnville Corporation (Registrant)
By:	/s/ Thomas D. Vance
Thomas D. Vance, President and
Chief Executive Officer March 13, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. G. Brock	Director	March 13, 2007
J. G. Brock

/s/ Arthur J. Dyer	Director	March 13, 2007
Arthur J. Dyer

/s/ Rufus W. Gonder	Director	March 13, 2007
Rufus W. Gonder

/s/ G. B. Greene	Director	March 13, 2007
G. B. Greene
	Director	March ___, 2007
Charles C. Jacobs

/s/ Robert W. Jones	Director	March 13, 2007
Robert W. Jones

Signature	Title	Date

/s/ C. Levoy Knowles	Director	March 13, 2007
C. Levoy Knowles

/s/ J. Douglas Milner	Director	March 13, 2007
J. Douglas Milner

/s/ Kenny D. Neal	Treasurer/Chief	March 13, 2007
Kenny D. Neal	Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Mark A. Pirtle	Director	March 13, 2007
Mark A. Pirtle

/s/ Carl M. Stanley	Director	March 13, 2007
Carl M. Stanley

/s/ Thomas D. Vance	Director	March 13, 2007
Thomas D. Vance

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Location
3(i)	Charter, as amended.	(1)

3(ii)	Amended and Restated Bylaws.	(2)

4.1	Charter, as amended.	(1)

4.2	Amended and Restated Bylaws.	(2)

4.3	1997 First McMinnville Corporation Stock Option Plan.	(3)

4.4	Shareholders Rights Agreement dated June 10, 1997.	(3)

10.1	First National Bank of McMinnville 401(k) Retirement Plan.	(4)

10.2	<Removed>	(5)

10.3	<Removed>	(6)

10.4	Employment Agreement dated the 1st day of August, 2006, between First McMinnville Corporation and Thomas D. Vance.	(7)

11	Statement re: computation of per share earnings.	(8)

12	Statements re: computation of ratios.	(9)

13	Annual Report to Security Holders.	(10)

14	Code of Ethics.	(11)

21	Subsidiaries of the Registrant.	(12)

31(i)	Certification by Chief Executive Officer.	(12)

31(ii)	Certification by Chief Financial Officer.	(12)

32(a)	Certification of Periodic Report by Chief Executive Officer.	(12)

32(b)	Certification of Periodic Report by Chief Financial Officer.	(12)

	Proxy Statement for 2007 Annual Meeting of Shareholders Scheduled to be held on April 10, 2007.	Filed with the SEC under Regulation 14A

(1)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1994.

(2)	Incorporated herein by reference to Exhibit 3(ii) filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2003.

(3)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(4)	Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1988.

(5)	Consulting Agreement dated February 9, 1996, between First National Bank of McMinnville and Robert W. Jones, replacing prior agreement dated December 14, 1993, as amended. Terminated January 2000. Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1996.

(6)	Employment Agreement dated the 11th day of June, 1999, between First McMinnville Corporation and Charles C. Jacobs. (Not renewed; no longer in effect.) Incorporated herein by reference to exhibits filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 14, 2006.

(8)	Incorporated by reference to Note 18 to the Consolidated Financial Statements.

(9)	Incorporated by reference to the “Selected Financial Data and Statistical Information” that appears as part of Item 1 of this Annual Report on Form 10-K.

(10)	No portion of the Annual Report to Security Holders is incorporated by reference into this Annual Report on Form 10-K. Certain copies of the Annual Report to Security Holders have been supplied to the SEC for its information but shall not be deemed to be “filed” for any purpose.

(11)	Incorporated herein by reference to Exhibit 14 filed with the Company’s Annual Report on Form 10-K under the Exchange Act for the fiscal year ended December 31, 2003.

(12)	Incorporated herein by reference to the section “Subsidiary” in Item 1 of the Annual Report.

(13)	Included in this document after the Exhibit Index.

APPENDIX F
2006 ANNUAL FINANCIAL DISCLOSURES

FIRST MCMINNVILLE CORPORATION
SELECTED FINANCIAL DATA (UNAUDITED)
     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders’ equity and per share information for the Company for each of the five years ended December 31, 2006.

	In Thousands, Except Per Share Information
	Year Ended December 31,
	2006	2005	2004	2003	2002

Interest income	$17,301	$15,448	15,013	15,866	17,574
Interest expense	7,489	5,322	4,282	4,771	6,208

Net interest income	9,812	10,126	10,731	11,095	11,366

Reduction (provision) for possible loan losses	—	87	—	(59)	(180)

Net interest income after provision for possible loan losses	9,812	10,213	10,731	11,036	11,186
Non-interest income	715	815	727	828	665
Non-interest expense	(4,839)	(4,684)	(4,743)	(4,796)	(4,509)

Earnings before income taxes	5,688	6,344	6,715	7,068	7,342

Income taxes	1,745	1,951	2,065	2,169	2,298

Net earnings	$3,943	$4,393	4,650	4,899	5,044

Comprehensive earnings	$4,455	$3,505	4,130	4,293	5,758

Cash dividends declared	$1,804	$1,806	1,824	1,774	1,665

Total assets — end of year	$318,445	$317,781	308,534	304,399	304,760

Stockholders’ equity — end of year	$53,823	$51,217	50,079	47,960	45,398

Per share information:

Basic earnings per common share	$3.83	$4.24	4.46	4.70	4.85

Diluted earnings per common share	$3.78	$4.16	4.38	4.63	4.80

Dividends per share	$1.75	$1.75	1.75	1.70	1.60

Book value per share — end of year	$52.15	$49.70	48.11	45.96	43.59

Ratios:
Return on average stockholders’ equity	7.47%	8.59%	9.40%	10.38%	11.51%

Return on average assets	1.24%	1.42%	1.50%	1.59%	1.73%

Average stockholders’ equity to average assets	16.63%	16.59%	15.95%	15.32%	14.99%

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
General
First McMinnville Corporation is a one bank holding company which owns 100% of First National Bank of McMinnville. First National Bank of McMinnville (“Bank”) is a community bank headquartered in McMinnville, Tennessee serving Warren County, Tennessee as its primary market area. The Company serves as a financial intermediary whereby its profitability is determined to a large degree by the interest spread it achieves and the successful measurement of risks. The Company’s management believes that Warren County offers an environment for continued growth and the Company’s target market is consumers, professionals, commercial and small businesses. The Company offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposits, and loans for consumer, commercial and real estate purposes. The Company also offers custodial and trust services. Deposit instruments in the form of demand deposits, money market savings and certificates of deposits are offered to customers to establish the Company’s core deposit base. In 2001, the Bank formed a subsidiary, First Community Title & Escrow Company. The new subsidiary began operations in 2002.
In a market such as Warren County, management believes there is an opportunity to increase the loan portfolio. The Company has targeted commercial business lending, commercial and residential real estate lending, and consumer lending as areas of focus. It is the Company’s intention to limit the size of its loan portfolio to approximately 75% of deposit balances; however, the quality of lending opportunities as well as the desired loan to deposit ratio will influence the size of the loan portfolio. As a practice, the Company generates substantially all of its own loans and occasionally buys participations from other institutions. The Company attempts, to the extent practical, to maintain a loan portfolio which is capable of adjustment to swings in interest rates. The Company’s policy is to have a diverse loan portfolio. At December 31, 2006, the nursery industry constituted the largest single industry segment and accounted for $13,117,000 (8.09% of the Company’s loan portfolio) as compared to $12,064,000 or 7.86% in 2005. No segment accounted for more than 10% of the portfolio. Management is not aware of any adverse trends or expected losses in respect to the nursery industry. Management recognizes pronounced weaknesses in the automotive and commercial real estate industry segments but feels any negative impact on the Company’s financial condition has been mitigated by the Company’s adherence to sound credit underwriting.

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
Capital Resources, Capital and Dividends
Regulations of the Office of the Comptroller of the Currency (“OCC”) establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from 0% for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital — common stockholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. The Company and its national bank subsidiary must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a Total risk-based capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to adjusted total average assets for the most recent quarter of at least 4%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. The Company has a Tier 1 risk based ratio of 31.86%, a total risk-based capital ratio of 32.92% and a leverage capital ratio of 17.09%, and was therefore within the “well capitalized” category under the regulations. The subsidiary bank’s ratios were substantially the same as those setforth for the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Capital Resources, Capital and Dividends, Continued
Dividends of $1,804,000 and $1,806,000 were declared during 2006 and 2005, respectively. Principally because of the high percent of equity capital, the return on equity is lower than banks in the Company’s peer group. The dividend payout ratio (dividends declared per share divided by net earnings per share) was 45.7%, 41.3% and 39.2% in 2006, 2005 and 2004, respectively. No material changes in the mix or cost of capital is anticipated in the foreseeable future.
The dividends paid by the Company are funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 2006, under the most restrictive of these regulatory limits, the Bank could declare in 2007 cash dividends in an aggregate amount of up to approximately $11 million, plus any 2007 net earnings, without prior approval of the Comptroller of the Currency. Because of sound business considerations and other Regulatory capital requirements, it is unlikely that the Company would ever pay a significant portion of this amount as dividends.
Financial Condition
During 2006, total assets increased $664,000 or .21% from $317,781,000 at December 31, 2005 to $318,445,000 at December 31, 2006. Loans, net of allowance for possible loan losses, increased from $151,750,000 to $160,425,000 or 5.72% during fiscal year 2006. Increases in commercial and mortgage loans totaling $10,962,000 offset the decrease in construction and consumer loans of $2,291,000 resulting in the net increase in loans.
Securities decreased 12.93% from $153,848,000 at December 31, 2005 to $133,949,000 at December 31, 2006. The carrying value of securities of U.S. Treasury and other U.S. Government obligations decreased $14,587,000, obligations of state and political subdivisions decreased $3,880,000, corporate and other securities decreased $1,307,000 and there was a decrease in mortgage backed securities of $125,000.
At December 31, 2006 the market value of the Company’s securities portfolio was less than its amortized cost by $709,000 (.53%). At December 31, 2005 the market value of the Company’s securities portfolio was less than its amortized cost by $1,693,000 (1.10%). The weighted average yield (stated on a tax-equivalent basis, assuming a Federal income tax rate of 34%) of the securities at December 31, 2006 was 4.51% as compared to an average yield of 4.26% at December 31, 2005.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Financial Condition, Continued
The Company’s classification of securities as of December 31, 2006 is as follows:

	Held-To-Maturity		Available-For-Sale
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In Thousands)

U.S. Treasury and other U.S. Government agencies and corporations	$20,249	19,969	83,841	82,623
Obligations of states and political subdivisions	28,936	29,686	1,000	1,000
Corporate and other securities	487	515	—	—
Mortgage-backed securities	—	—	643	654

	$49,672	50,170	85,484	84,277

During 2006 the net increase in capital included $512,000 which represents a decrease in the unrealized loss on securities available-for-sale of $830,000 net of applicable taxes of $318,000. During 2004 the net increase in capital included $520,000 which represents an increase in the unrealized loss on securities available-for-sale of $843,000 net of applicable taxes of $323,000. During 2005 the net increase in capital included $888,000 which represents an increase in the unrealized loss on securities available-for-sale of $1,439,000 net of applicable taxes of $551,000.
The net increase in assets of $664,000 in 2006 was due to an increase in cash and due from banks of $2,179,000, an increase in accrued interest receivable of $158,000 and an increase in other real estate of $18,000, offset by a decrease in earning assets of $1,134,000, a decrease in premises and equipment of $131,000, a decrease in deferred tax asset, net of $351,000 and a decrease in other assets of $75,000. Total deposits increased from $239,088,000 at December 31, 2005 to $239,231,000 at December 31, 2006 representing an increase of .06%. Demand deposits increased 8.37% from $24,722,000 at December 31, 2005 to $26,790,000 at December 31, 2006. Negotiable order of withdrawal accounts, money market and other savings deposits decreased $8,562,000 or 11.73%. Certificates of deposit and individual retirements accounts increased $6,637,000 or 4.70%. The subsidiary bank has unused lines of credit of $15,000,000 and the Company has an unused line of credit of $2,000,000 at December 31, 2006.
The Company’s allowance for loan losses at December 31, 2006 and 2005 was $1,812,000 and $1,816,000, respectively. Non-performing loans amounted to $78,000 at December 31, 2006 compared to $94,000 at December 31, 2005. Non-performing loans are loans which have been placed on non-accrual status, loans 90 days past due plus renegotiated loans. Net recoveries were $2,000 and $87,000 during 2006 and 2005, respectively. Net charge-offs were $93,000 during 2004. A provision for loan losses for 2006 and 2004 was not necessary. In 2005, the Bank reduced its provision for loan losses by $87,000 due to a preceived excess balance in the allowance for loan losses.
At December 31, 2006, the allowance for loan losses, amounting to $1,812,000, represented 1.12% of total loans outstanding. The allowance for loan losses, amounting to $1,816,000 at December 31, 2005, represents 1.18% of total loans outstanding. Management has in place a system to identify and monitor problem loans as further discussed under “Critical Accounting Policies”. Management believes the allowance for possible loan losses at December 31, 2006 to be adequate.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2006:

	Less			More
	Than	1 — 3	3 — 5	than
(In Thousands)	1 Year	Years	Years	5 Years	Total

Long-term debt	$—	1,000	—	—	1,000

Capital leases	—	—	—	—	—

Operating leases	—	—	—	—	—

Purchases	—	—	—	—	—

Other long-term liabilities	—	—	—	—	—

Total	$—	1,000	—	—	1,000

Long-term debt contractual obligations consist of advances from the Federal Home Loan Bank.
Off Balance Sheet Arrangements
At December 31, 2006, the Company had unfunded commitments to extend credit of $15.9 million and outstanding standby letters of credit of $1.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks. As mentioned above, the Company has been able to fund its ongoing liquidity needs through its core deposit base, loan payments and its investment security maturities.
Liquidity
Liquidity represents the ability to efficiently and economically accommodate decreases in deposits and other liabilities, as well as fund increases in assets. A Company has liquidity potential when it has the ability to obtain sufficient funds in a timely manner at a reasonable cost. The availability of funds through deposits, the purchase and sales of securities in the investment portfolio, the use of funds for consumer and commercial loans and the access to debt markets affect the liquidity of the Company. The Company’s loan to deposit ratio was approximately 67.82% and 64.23% at December 31, 2006 and December 31, 2005, respectively.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Liquidity, Continued
The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Liability sensitivity means that more of the Company’s liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period. The following table shows the rate sensitivity gaps for different time periods as of December 31, 2006:

Interest-rate sensitivity					One Year
gaps:	Reprice	1—90	91—180	181—365	and
(In Thousands)	Immediately	Days	Days	Days	Longer	Total

Interest-earning assets	$31,552	20,944	19,444	34,721	201,019	307,680
Interest-bearing liabilities	87,397	49,731	28,194	41,864	27,083	234,269

Interest rate sensitivity	$(55,845)	(28,787)	(8,750)	(7,143)	173,936	73,411

Cumulative gap	$(55,845)	(84,632)	(93,382)	(100,525)	73,411

Interest rate sensitivity gap as a % of total assets	(17.54)%	(9.04)%	(2.75)%	(2.24)%	54.62%

Cumulative gap as a % of total assets	(17.54)%	(26.58)%	(29.33)%	(31.57)%	23.05%

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
Results of Operations
Net earnings for the year ended December 31, 2006 were $3,943,000 a decrease of $450,000 or 10.24% from fiscal year 2005. Net earnings for the year ended December 31, 2005 were $4,393,000, a decrease of $257,000 or 5.53% from fiscal year 2004. Basic earnings per common share was $3.83 in 2006, $4.24 in 2005 and $4.46 in 2004. Diluted earnings per common share were $3.78, $4.16 and $4.38 in 2006, 2005 and 2004, respectively. Average earning assets increased $8,322,000 for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Average earning assets decreased $2,133,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Additionally, the net interest spread decreased from 3.10% in 2005 to 2.67% in 2006. The net interest spread was 3.43% in 2004. Net interest spread is defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds, as calculated on a fully taxable equivalent basis. Average interest bearing liabilities increased $5,097,000 in 2006. The cost of interest bearing deposits increased 87 basis points from 2.30% to 3.17% while the weighted average yield on earning assets increased 44 basis points from 5.40% to 5.84%. The decrease in the net interest spread in 2006 was primarily attributable to an increase in the cost of funds and a decrease in the return on earning assets. There was an increase in average non-interest bearing demand deposits in 2006 of $1,756,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)
Results of Operations, Continued
Net interest income before provision for loan losses for 2006 totaled $9,812,000 as compared to $10,126,000 for 2005 and $10,731,000 for 2004.
In 2005, the Bank had a reduction in the provision for loan losses of $87,000 resulting from an excess in the allowance for loan losses created primarily by a recovery during 2005 of a previously charged-off commercial loan. A provision for loan losses was not believed to be necessary in 2006 and 2004. Net recoveries in 2006 were $2,000 as compared to net recoveries of $87,000 in 2005.
Non-interest income decreased by 12.27% to $715,000 in 2006 from $815,000 in 2005. Non-interest income totaled $727,000 in 2004. The decrease related primarily to a reduction of fees on deposits of $50,000 and a reduction in trust department income of $70,000.
Non-interest expense increased 3.31% to $4,839,000 in 2006 from $4,684,000 in 2005. Non-interest expense was $4,743,000 in 2004. Non-interest expense which includes, among other things, salaries and employee benefits, occupancy expenses, furniture and fixtures expenses, data processing, Federal Deposit Insurance premiums, supplies and general operating costs increased commensurate with the continued growth of the Company. Other non-interest expense increased $104,000 in 2006 of which approximately $40,000 related to recruiting of the new Company president.
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
The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2006.

Held for Purposes	Expected Maturity Date —
Other Than Trading	Year Ending December 31,							Fair
(In Thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Value

Earning assets:

Loans	$63,168	27,970	26,453	14,192	19,925	10,529	162,237	158,667
Average interest rate	7.71%	6.75%	6.79%	6.93%	7.29%	6.76%	7.21%

Securities	31,559	37,921	16,853	16,188	8,632	22,796	133,949	134,447
Average interest rate	3.35%	3.35%	3.51%	4.39%	4.83%	4.77%	3.87%

Interest bearing deposits	60	—	—	—	—	—	60	60
Average interest rate	2.30%	—	—	—	—	—	2.30%

Federal funds sold	10,000	—	—	—	—	—	10,000	10,000
Average interest rate	5.15%	—	—	—	—	—	5.15%

Restricted equity securities	1,434	—	—	—	—	—	1,434	1,434
Average interest rate	6.05%	—	—	—	—	—	6.05%

Interest-bearing liabilities:

Interest-bearing time deposits	120,903	13,351	10,587	2,760	385	—	147,986	148,009
Average interest rate	4.58%	4.38%	4.46%	4.43%	4.48%	—	4.55%

Negotiable order of withdrawal accounts	27,401	—	—	—	—	—	27,401	27,401
Average interest rate	.91%	—	—	—	—	—	.91%

Money market demand accounts	6,488	—	—	—	—	—	6,488	6,488
Average interest rate	1.60%	—	—	—	—	—	1.60%

Savings deposits	30,566	—	—	—	—	—	30,566	30,566
Average interest rate	1.75%	—	—	—	—	—	1.75%

Securities sold under repurchase agreements	20,828	—	—	—	—	—	20,828	20,828
Average interest rate	3.47%	—	—	—	—	—	3.47%

Advances from Federal Home Loan Bank	—	1,000	—	—	—	—	1,000	1,004
Average interest rate	—	5.6%	—	—	—	—	5.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)

MAGGART & ASSOCIATES, P.C.
Certified Public Accountants

150 FOURTH AVENUE, NORTH
SUITE 2150
NASHVILLE, TENNESSEE 37219-2417
Telephone (615) 252-6100
Facsimile (615) 252-6105
INDEPENDENT AUDITOR’S REPORT
The Board of Directors
First McMinnville Corporation:
We have audited the accompanying consolidated balance sheets of First McMinnville Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First McMinnville Corporation and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Nashville, Tennessee
January 26, 2007

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
December 31, 2006 and 2005

	In Thousands
	2006	2005

ASSETS

Loans, less allowance for loan losses of $1,812,000 and $1,816,000, respectively	$160,425	$151,750
Securities:
Held-to-maturity, at amortized cost (market value $50,170,000 and $60,301,000, respectively)	49,672	59,956
Available-for-sale, at market (amortized cost $85,484,000 and $95,930,000, respectively)	84,277	93,892

Total securities	133,949	153,848

Federal funds sold	10,000	—
Interest-bearing deposits in financial institutions	60	45
Restricted equity securities	1,434	1,359

Total earning assets	305,868	307,002

Cash and due from banks	7,828	5,649
Premises and equipment, net	1,705	1,836
Accrued interest receivable	2,048	1,890
Deferred tax asset, net	405	756
Foreclosed assets	221	203
Other assets	370	445

Total assets	$318,445	$317,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits	$239,231	$239,088
Securities sold under repurchase agreements	20,828	19,389
Federal funds purchased	—	4,300
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	3,563	2,787

Total liabilities	264,622	266,564

Stockholders’ equity:
Common stock, no par value, authorized 5,000,000 shares, issued 1,243,683 and 1,235,935 shares, respectively	4,040	3,804
Additional paid-in capital	43	—
Retained earnings	55,759	53,620
Net unrealized losses on available-for-sale securities, net of income taxes of $462,000 and $780,000, respectively	(745)	(1,257)

	59,097	56,167
Less cost of treasury stock of 211,689 and 205,440 shares, respectively	(5,274)	(4,950)

Total stockholders’ equity	53,823	51,217

COMMITMENTS AND CONTINGENT LIABILITIES

Total liabilities and stockholders’ equity	$318,445	$317,781

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Years Ended December 31, 2006

	In Thousands,
	Except Per Share Amount
	2006	2005	2004

Interest income:
Interest and fees on loans	$11,382	$9,780	$9,776
Interest and dividends on securities:
Taxable securities	4,316	3,940	3,476
Exempt from Federal income taxes	1,332	1,446	1,544
Interest on Federal funds sold	189	219	163
Interest on interest-bearing deposits in other banks and other interest	2	1	1
Interest and dividends on restricted equity securities	80	62	53

Total interest income	17,301	15,448	15,013

Interest expense:
Interest on negotiable order of withdrawal accounts	273	228	216
Interest on money market demand and savings accounts	624	512	378
Interest on certificates of deposit	6,022	4,147	3,317
Interest on securities sold under repurchase agreements and short-term debt	514	367	315
Interest on advances from Federal Home Loan Bank	56	56	56
Interest on Federal funds purchased	—	12	—

Total interest expense	7,489	5,322	4,282

Net interest income before provision for loan losses	9,812	10,126	10,731
Reduction in allowance for loan losses	—	87	—

Net interest income after provision for loan losses	9,812	10,213	10,731

Non-interest income	715	815	727
Non-interest expense	(4,839)	(4,684)	(4,743)

Earnings before income taxes	5,688	6,344	6,715

Income taxes	1,745	1,951	2,065

Net earnings	$3,943	$4,393	$4,650

Basic earnings per common share	$3.83	$4.24	$4.46

Diluted earnings per common share	$3.78	$4.16	$4.38

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Years Ended December 31, 2006

	In Thousands
	2006	2005	2004

Net earnings	$3,943	$4,393	$4,650

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $318,000, $551,000 and $323,000, respectively	512	(888)	(520)

Other comprehensive earnings (loss)	512	(888)	(520)

Comprehensive earnings	$4,455	$3,505	$4,130

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
Three Years Ended December 31, 2006

				Net Unrealized
				Gains (Losses)
		Additional		On Available-
	Common	Paid-In	Retained	For-Sale	Treasury
	Stock	Capital	Earnings	Securities	Stock	Total

Balance December 31, 2003	$3,662	$—	$48,207	$151	$(4,060)	$47,960

Net earnings	—	—	4,650	—	—	4,650

Issuance of 2,900 shares of common stock	83	—	—	—	—	83

Cash dividends declared ($1.75 per share)	—	—	(1,824)	—	—	(1,824)

Cost of 5,573 shares of treasury stock	—	—	—	—	(270)	(270)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $323,000	—	—	—	(520)	—	(520)

Balance December 31, 2004	3,745	—	51,033	(369)	(4,330)	50,079

Net earnings	—	—	4,393	—	—	4,393

Issuance of 2,013 shares of common stock	59		—	—	—	59

Cash dividends declared ($1.75 per share)	—	—	(1,806)	—	—	(1,806)

Cost of 12,378 shares of treasury stock	—	—	—	—	(620)	(620)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $551,000	—	—	—	(888)	—	(888)

Balance December 31, 2005	3,804	—	53,620	(1,257)	(4,950)	51,217

Net earnings	—	—	3,943	—	—	3,943

Stock-based compensation expense	—	43	—	—	—	43

Issuance of 7,748 shares of common stock	236	—	—	—	—	236

Cash dividends declared ($1.75 per share)	—	—	(1,804)	—	—	(1,804)

Cost of 6,249 shares of treasury stock	—	—	—	—	(324)	(324)

Net change in unrealized gains (losses) on available-for-sale-securities during the year, net of taxes of $318,000	—	—	—	512	—	512

Balance December 31, 2006	$4,040	$43	$55,759	$(745)	$(5,274)	$53,823

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Three Years Ended December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2006	2005	2004

Cash flows from operating activities:
Interest received	$16,572	$14,811	$15,379
Fees and commissions received	749	781	628
Interest paid	(6,767)	(4,798)	(4,340)
Cash paid to suppliers and employees	(4,487)	(4,406)	(4,478)
Income taxes paid	(1,685)	(1,921)	(2,052)

Net cash provided by operating activities	4,382	4,467	5,137

Cash flows from investing activities:
Purchase of available-for-sale securities	(16,725)	(21,925)	(38,960)
Proceeds from maturities and calls of available-for-sale securities	27,158	14,774	32,760
Purchase of held-to-maturity securities	—	(5,615)	(12,415)
Proceeds from maturities and calls of held-to-maturity securities	10,807	3,241	11,013
Loans made to customers, net of repayments	(8,701)	(4,458)	(688)
Purchase of premises and equipment	(119)	(307)	(22)
Proceeds from sales of bank premises and equipment	—	3	—
Proceeds from sales of foreclosed assets	—	96	24
Decrease (increase) in interest-bearing deposits in financial institutions	(15)	(20)	61

Net cash provided by (used in) investing activities	12,405	(14,211)	(8,227)

Cash flows from financing activities:
Net increase (decrease) in demand, NOW, money market and savings deposit accounts	(6,494)	(912)	2,343
Net increase in time deposits	6,637	13,412	24
Net increase (decrease) in securities sold under repurchase agreements	1,439	(9,244)	(149)
Increase in (repayments of) Federal funds purchased	(4,300)	4,300	—
Dividends paid	(1,802)	(1,822)	(1,805)
Payments to acquire treasury stock	(324)	(620)	(270)
Proceeds from issuance of common stock	236	59	83

Net cash provided by (used in) financing activities	(4,608)	5,173	226

Net increase (decrease) in cash and cash equivalents	12,179	(4,571)	(2,864)

Cash and cash equivalents at beginning of year	5,649	10,220	13,084

Cash and cash equivalents at end of year	$17,828	$5,649	$10,220

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Three Years Ended December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2006	2005	2004

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,943	$4,393	$4,650
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	250	250	306
Amortization and accretion, net	(496)	(432)	324
Reduction in allowance for loan losses	—	(87)	—
Provision for deferred taxes	33	63	66
Securities gains	(14)	(6)	(33)
Loss (gain) on sale of foreclosed assets	8	(14)	5
FHLB dividend reinvestment	(75)	(56)	(48)
Stock-based compensation expense	43	—	—
Increase (decrease) in taxes payable, net	27	(33)	(97)
Decrease (increase) in interest receivable	(158)	(177)	90
Increase (decrease) in interest payable	722	524	(58)
Increase (decrease) in other assets and liabilities, net	99	42	(68)

Total adjustments	439	74	487

Net cash provided by operating activities	$4,382	$4,467	$5,137

Supplemental Schedule of Non-Cash Activities:

Non-cash transfers from loans to foreclosed assets	$156	$190	$488

Non-cash transfers from foreclosed assets to loans	$130	$95	$489

Unrealized gain (loss) in value of securities available-for-sale net of income taxes of $318,000, $551,000 and $323,000, respectively	$512	$(888)	$(520)

See accompanying notes to consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
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
December 31, 2006, 2005 and 2004
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
(e)	Allowance for Loan Losses

The provision for loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments (included in other liabilities, if significant); and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(1)	Summary of Significant Accounting Policies, Continued
(e)	Allowance for Loan Losses, Continued

The allowance for loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

The allowance for loan losses is increased by provisions for loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management’s determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

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
December 31, 2006, 2005 and 2004
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

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (SAB 107) in March, 2005 to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing the information investors receive. The FASB has also issued various Staff Positions clarifying certain provisions of the new accounting standard. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense share-based payment awards with compensation cost measured at the fair value of the award. In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow. Effective January 1, 2006, the Company adopted SFAS No. 123R under the modified prospective method.

Under the modified prospective method, the accounting standards of SFAS No. 123R have been applied as of January 1, 2006 and the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. See note 19 to the consolidated financial statements for more information.

Under the provisions of SFAS No. 123R stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of earnings during 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of January 1, 2006 and for the stock-based awards granted after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the accompanying statement of earnings for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For 2005 and 2004 the impact of stock-based compensation expense is disclosed on a proforma basis. See note 19 to the consolidated financial statements.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(1)	Summary of Significant Accounting Policies, Continued
(k)	Stock Options, Continued

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton (BSM) option valuation model that uses the following assumptions. Expected volatility is based on implied volatility from comparable publicly traded banks. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the average of: 1) the weighted average vesting term and 2) original contractual term as permitted under SAB 107. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and the weighted average expected life of the grant.

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

Certain reclassifications have been made to the 2005 and 2004 figures to conform to the presentation for 2006.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(1)	Summary of Significant Accounting Policies, Continued
(r)	Impact of New Accounting Standards

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and Financial Accounting Standards Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. In the absence of specific transition requirements to the contrary in the adoption of an accounting principle, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable for comparability and consistency of financial information between periods. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

On June 30, 2005, the FASB issued an exposure draft “Business Combinations — a replacement of SFAS No. 141”. The proposed Statement would require the acquirer to measure the fair value of the acquiree, as a whole, as of the acquisition date as opposed to the definitive agreement date. The proposal also requires that contingent consideration be estimated and recorded at the acquisition which is in conflict with SFAS No. 5. SFAS No. 5 would be amended for this exception. Acquisition related costs incurred in connection with the business combination would generally be expensed.

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

In November, 2005, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-1 and 124-1 (“FSP 115-1”) which codified existing guidance addressing the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP is effective for 2006. The Company has considered this FSP in its testing for other-than-temporary impairment.

In December, 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which requires recognition of expense over the requisite service period for awards of share-based compensation to employees. SFAS No. 123-R was adopted by First McMinnville Corporation as of January 1, 2006. As permitted by the original SFAS No. 123 prior to January 1, 2006, First McMinnville Corporation has accounted for its equity awards under the provisions of APB No. 25. Under the provisions of SFAS No. 123-R, the grant date fair value of an award has been used to measure the compensation expense recognized for the award. For any unvested awards granted prior to the adoption of SFAS 123-R, the fair values used in preparation of the disclosures required under the original SFAS 123 have been utilized. Compensation expense recognized after adoption of SFAS 123-R will incorporate an estimate of awards expected to ultimately vest, which requires estimation of forfeitures as well as projections related to the satisfaction of performance conditions that determine vesting. The adoption of Statement 123(R) has had an impact on First McMinnville Corporation’s results of operations for 2006, although it has had no significant impact on First McMinnville Corporation’s overall financial position. See note 19 to the consolidated financial statements for additional discussion.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(r)	Impact of New Accounting Standards, Continued

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. The interpretation requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination by the IRS should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become “more likely than not” to be disallowed under audit, their recognition would be reversed. The Company has reviewed the potential impact of this Interpretation, and has determined that it should not have any material impact on the consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157 on fair value measurement. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is currently reviewing the potential impact of this statement.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The statement requires that an entity recognize in its statement of financial position the overfunded or underfunded status (see note 11 to the consolidated financial statements) of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement plan, the benefit obligation is the accumulated benefit obligation. In addition, the Company is required to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost. These amounts are adjusted as they are amortized into income as components of net periodic benefit costs in subsequent periods. For companies without publicly traded securities these requirements are effective for fiscal years ending after June 15, 2007 and are to be applied retrospectively. The final requirement of the proposed statement is that the defined benefit plan assets and defined benefit plan obligations be measured as of the date of the entity’s statement of financial position as opposed to a date not to exceed three months prior to the date of an entity’s statement of financial position as in current practice. Management is currently reviewing the potential impact of this statement.
(2)	Loans and Allowance for Loan Losses

Loans and allowance for loan losses at December 31, 2006 and 2005 are summarized as follows:

	In Thousands
	2006	2005

Commercial, financial and agricultural	$22,068	$20,957
Real estate — construction	8,100	10,154
Real estate — mortgage	129,438	119,587
Consumer	2,631	2,868

	162,237	153,566
Less allowance for loan losses	(1,812)	(1,816)

	$160,425	$151,750

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(2)	Loans and Allowance for Loan Losses, Continued
In the normal course of business, the Company’s subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. The aggregate dollar amount of these loans was $14,869,000 and $5,038,000 at December 31, 2006 and 2005, respectively. During 2006, $14,297,000 of such loans were made and repayments totaled $4,466,000. During 2005, $2,429,000 of such loans were made and repayments totaled $3,162,000. As of December 31, 2006, none of these loans were restructured, nor were any related party loans charged off during the past three years nor did they involve more than the normal risk of collectibility or present other unfavorable features.
No loans had been placed on non-accrual status during 2006 and 2005.
Total loans past due ninety days or more and still accruing interest amounted to $78,000 and $94,000 at December 31, 2006 and 2005, respectively.
The principal maturities on loans at December 31, 2006 are as follows:

	In Thousands
	Commercial,
	Financial
	and	Real Estate —	Real Estate—
	Agricultural	Construction	Mortgage	Consumer	Total

3 months or less	$2,536	$1,243	$15,272	$227	$19,278
3 to 12 months	5,723	6,857	20,381	509	33,470
1 to 5 years	10,470	—	74,678	1,895	87,043
Over 5 Years	3,339	—	19,107	—	22,446

	$22,068	$8,100	$129,438	$2,631	$162,237

At December 31, 2006, variable rate and fixed rate loans totaled approximately $21,492,000 and $140,745,000, respectively. At December 31, 2005, variable rate and fixed rate loans totaled approximately $21,535,000 and $132,031,000, respectively.
Transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	In Thousands
	2006	2005	2004

Balance, beginning of year	$1,816	$1,816	$1,909
Provision charged (reduction) to operating expense	—	(87)	—
Reclassification of allowance for off-balance sheet credit losses	(6)	—	—

	1,810	1,729	1,909

Loans charged off	(33)	(45)	(159)
Recoveries on losses	35	132	66

Net recoveries (charge-offs)	2	87	(93)

Balance, end of year	$1,812	$1,816	$1,816

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(2)	Loans and Allowance for Loan Losses, Continued
The Company’s principal customers are located basically in the Middle Tennessee area with a concentration in Warren County, Tennessee. At December 31, 2006, the Company had loans to customers in the nursery industry totaling approximately $13,117,000 as compared to $12,064,000 at December 31, 2005. Credit is extended to businesses and individuals and is generally evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition.
Impaired loans and related allowance for loan loss allocations amounts at December 31, 2006 and 2005 were as follows:

	In Thousands
	2006	2005

Recorded investment	$5,192	$1,055
Loan loss reserve	$700	$370
The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $3,444,000 and $976,000, respectively. Included in recorded investment in impaired loans is an amount totaling $4,113,000 relating to a single business customer. The related allowance for loan loss allocation for this customer totals $300,000.
The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $249,000 and $81,000 for 2006 and 2005, respectively.
(3)	Securities
Securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2006 is as follows:

	Securities Held-To-Maturity (In Thousands)
	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$20,249	$—	$280	$19,969
Obligations of states and political subdivisions	28,936	823	73	29,686
Corporate and other securities	487	28	—	515

	$49,672	$851	$353	$50,170

	Securities Available-For-Sale (In Thousands)
	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$83,841	$46	$1,264	$82,623
Obligations of states and political subdivisions	1,000	—	—	1,000
Mortgage-backed securities	643	11	—	654

	$85,484	$57	$1,264	$84,277

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(3)	Securities, Continued
Securities at December 31, 2005 consist of the following:

	Securities Held-To-Maturity (In Thousands)
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$25,356	$—	$519	$24,837
Obligations of states and political subdivisions	32,806	929	107	33,628
Corporate and other securities	1,794	42	—	1,836

	$59,956	$971	$626	$60,301

	Securities Available-For-Sale (In Thousands)
	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. Government agencies and corporations	$94,166	$—	$2,063	$92,103
Obligations of states and political subdivisions	1,000	10	—	1,010
Mortgage-backed securities	764	15	—	779

	$95,930	$25	$2,063	$93,892

The amortized cost and estimated market value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	In Thousands
		Estimated
	Amortized	Market
Securities Held-To-Maturity	Cost	Value

Due in one year or less	$12,092	$11,997
Due after one year through five years	19,810	19,700
Due after five years through ten years	14,738	15,315
Due after ten years	2,545	2,644
Corporate and other securities	487	514

	$49,672	$50,170

	In Thousands
		Estimated
	Amortized	Market
Securities Available-For-Sale	Cost	Value

Due in one year or less	$19,323	$19,146
Due after one year through five years	59,051	58,022
Due after five years through ten years	6,499	6,487
Due after ten years	611	622

	$85,484	$84,277

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(3)	Securities, Continued
Results from sales and early calls of securities are as follows:

	In Thousands
	For the Year Ended December 31,
	2006	2005	2004

Gross proceeds	$714	$436	$1,593

Gross realized gains	$14	$6	$33
Gross realized losses	—	—	—

Net realized gains	$14	$6	$33

Securities with approximate carrying values of $56,789,000 (approximate market value of $55,656,000) and $64,923,000 (approximate market value of $64,860,000) at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes required or permitted by law.
Included in the securities at December 31, 2006, are approximately $8,293,000 at amortized cost (approximate market value of $8,351,000) in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.
Also included in the securities at December 31, 2006, are approximately $59,349,000 at amortized cost (approximate market value of $58,586,000) in securities issued by the Federal Home Loan Bank.
The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
			Number			Number
			of			of
	Fair	Unrealized	Securities	Fair	Unrealized	Securities	Fair	Unrealized
	Value	Losses	Included	Value	Losses	Included	Value	Losses

U.S. Treasury and other U.S. Government agencies and corporations	$6,703	37	8	$86,863	1,507	84	$93,566	1,544

Obligations of states and political sub-divisions	428	1	3	4,845	72	18	5,273	73

Total Temporarily Impaired securities	$7,131	38	11	$91,708	1,579	102	$98,839	1,617

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(3)	Securities, Continued
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
Restricted equity securities consists of stock of the Federal Home Loan Bank and the Federal Reserve Bank amounting to $1,343,000 and $91,000, respectively at December 31, 2006 and $1,268,000 and $91,000, respectively at December 31, 2005. The stock can be sold back only at par or a value as determined by the issuing institution and only to the Federal Home Loan Bank, the Federal Reserve Bank or to another member institution. These securities are reported at cost. The increase in the Federal Home Loan Bank during the year ended December 31, 2006 results from stock dividends totaling $74,000.
(5)	Premises and Equipment
The detail of premises and equipment at December 31, 2006 and 2005 is as follows:

	In Thousands
	2006	2005

Land	$389	$389
Buildings	2,474	2,474
Furniture and equipment	2,504	2,384

	5,367	5,247
Less accumulated depreciation	(3,662)	(3,411)

	$1,705	$1,836

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, amounted to $250,000, $250,000 and $306,000, respectively.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(6)	Deposits
Deposits at December 31, 2006 and 2005 are summarized as follows:

	In Thousands
	2006	2005

Demand deposits	$26,790	$24,722
Negotiable order of withdrawal accounts	27,401	31,438
Money market demand accounts	6,488	9,306
Savings deposits	30,566	32,273
Certificates of deposit $100,000 or greater	63,129	62,417
Other certificates of deposit	65,729	61,169
Individual retirement accounts $100,000 or greater	6,295	6,224
Other individual retirement accounts	12,833	11,539

	$239,231	$239,088

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2006 are as follows:

Maturity	In Thousands

2007	$120,903
2008	13,351
2009	10,587
2010	2,760
2011	385

$147,986

At December 31, 2006, certificates of deposit and individual retirement accounts in denominations of $100,000 or more amounted to $69,424,000 as compared to $68,641,000 at December 31, 2005.
The aggregate amount of overdrafts reclassified as loans receivable was $4,000 and $5,000 at December 31, 2006 and 2005, respectively.
The Bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts at December 31, 2006 and 2005 were approximately $1,996,000 and $2,060,000, respectively.
(7)	Securities Sold Under Repurchase Agreements
The maximum amounts of outstanding repurchase agreements during 2006 and 2005 were $25,788,000 and $30,713,000, respectively. The average daily balance outstanding during 2006 and 2005 was $19,735,000 and $24,859,000, respectively. The weighted average interest rate at December 31, 2006 and 2005 was 3.47% and 1.80%, respectively. The underlying securities are typically held by other financial institutions and are designated as pledged.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(8)	Advances from Federal Home Loan Bank
The advances from Federal Home Loan Bank (FHLB) at December 31, 2006 and 2005 consists of the following:

			Initial	In Thousands
Original			Fixed Rate	2006	2005
Note Date	Maturity Date	Rate	Period	Amount	Amount

April 30, 1998	April 30, 2008	5.60	24 Months	$1,000	$1,000

The FHLB has the right to convert the fixed rate on these advances at the end of the initial fixed rate period and on a quarterly basis thereafter with a one business day notice. If the conversion option is exercised, the advance will be converted to a three month LIBOR-based advance at a spread of zero basis points to the LIBOR index.
(9)	Non-Interest Income and Non-Interest Expense
The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

	In Thousands
	2006	2005	2004
Non-interest income:
Service charges on deposits	$439	$489	$459
Other fees and commissions	97	95	92
Commissions on fiduciary activities	55	126	77
Security gains, net	14	6	33
Other income	110	99	66

Total non-interest income	$715	$815	$727

Non-interest expense:
Salaries and employee benefits	$3,154	$3,140	$3,118
Occupancy expenses, net	208	208	200
Furniture and equipment expenses	393	355	399
FDIC insurance	30	31	34
Other operating expenses	1,054	950	992

Total non-interest expense	$4,839	$4,684	$4,743

(10)	Income Taxes
The components of the net deferred tax asset (liability) are as follows:

	In Thousands
	2006	2005

Deferred tax asset:
Federal	$809	$1,073
State	165	219

	974	1,292

Deferred tax liability:
Federal	(472)	(445)
State	(97)	(91)

	(569)	(536)

	$405	$756

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(10)	Income Taxes, Continued
The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

	In Thousands
	2006	2005
Financial statement allowance for loan losses in excess of tax allowance	$512	$512
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	(174)	(169)
Book pension expense under the allowable tax deduction	(124)	(124)
Unrealized loss on investment securities available-for-sale	462	780
FHLB stock dividends excluded for tax purposes	(271)	(243)

	$405	$756

The components of income tax expense are summarized as follows:

	In Thousands
	Federal	State	Total

2006
Current	$1,356	$356	$1,712
Deferred	27	6	33

Total	$1,383	$362	$1,745

2005
Current	$1,495	$393	$1,888
Deferred	52	11	63

Total	$1,547	$404	$1,951

2004
Current	$1,576	$423	$1,999
Deferred	55	11	66

Total	$1,631	$434	$2,065

A reconciliation of actual income tax expense of $1,745,000, $1,951,000 and $2,065,000 for the years ended December 31, 2006, 2005 and 2004, respectively, to the “expected” tax expense (computed by applying the statutory rate of 34% to earnings before income taxes) is as follows:

	In Thousands
	2006	2005	2004

Computed “expected” tax expense	$1,934	$2,157	$2,283
State income taxes, net of Federal income tax benefit	240	268	284
Tax exempt interest, net of interest expense exclusion	(416)	(459)	(495)
Other, net	(13)	(15)	(7)

Actual tax expense	$1,745	$1,951	$2,065

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(10)	Income Taxes, Continued
Total income tax expense for 2006, 2005 and 2004 includes income tax expense of $5,000, $3,000 and $13,000, respectively, related to gains on securities called.
(11)	Employee Benefit Plans
The subsidiary bank has in effect a defined benefit noncontributory pension plan which covers substantially all employees over 21 years of age after they have been employed one year.
There was no minimum required contribution for the plan years ending December 31, 2006 and 2005. The Company contributed $160,000 and $136,000 in 2006 and 2005, respectively.
Reconciliation of the benefit obligation and the fair value of plan assets is as follows:

	In Thousands
	2006	2005
Change in benefit obligation:
Obligation at January 1 (revalued in 2005 at 6.0%)	$4,471	$4,365
Service costs	146	139
Interest costs	276	261
Benefit payments	(35)	(274)
Actuarial gains (losses)	—	(20)
Settlement or curtailment	(206)	—

Obligation at December 31	$4,652	$4,471

Change in fair value of plan assets:
Fair value of plan assets at January 1	$3,833	$3,789
Actual return on plan assets	510	194
Employer contributions, net of refunds	160	124
Benefit payments	(35)	(274)
Settlement or curtailment	(206)	—

Fair value of plan assets at December 31	$4,262	$3,833

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet at December 31, 2006 and 2005:

	In Thousands
	2006	2005
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$3,975	$3,831

Actuarial present value of projected benefits obligation (PBO)	$4,652	$4,471
Plan assets at fair market value	4,262	3,833

Funded status	(390)	(638)
Unamortized net transition asset	220	242
Unrecognized prior service cost	(4)	(9)
Unrecognized net loss	499	730

Net pension asset recognized in the consolidated balance sheets	$325	$325

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(11)	Employee Benefit Plans, Continued

The unamortized net transition asset is being amortized over 30 years using the straight line method. Ten years remain at December 31, 2006. The unrecognized prior service cost is being amortized by the straight-line method and has one year remains at December 31, 2006. The unrecognized net gain or loss is being amortized over 11.0 years which is the expected future working lifetime as of January 1, 2006. The market value of plan assets is the market value of the assets plus accruals.

The following weighted-average assumptions were used to determine benefit obligations at December 31, 2006 and 2005:

	In Thousands
	2006	2005

Discount rate	6.0%	6.0%

Rate of compensation increase	3.5%	3.5%
Net periodic benefit cost amounted to $160,000 in 2006, $136,000 in 2005 and $124,000 in 2004 and is comprised of the following components:

	In Thousands
	2006	2005	2004

Service cost-benefits earned during the period	$146	$139	$129
Interest cost on projected benefit obligation	276	261	254
Expected return on plan assets	(305)	(301)	(278)
Amortization of net transition asset	22	22	22
Amortization of prior service cost	(5)	(5)	(5)
Recognized actuarial loss	26	20	2

	$160	$136	$124

The following weighted-average assumptions were used to determine net periodic pension cost for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Discount rate	6.0%	6.0%	6.5%

Expected long-term returns on plan assets	8.0%	8.0%	8.0%

Rate of compensation increase	3.5%	3.5%	3.5%

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(11)	Employee Benefit Plans, Continued

The following table gives the weighted-average plan asset allocations as of December 31, 2006 and 2005:

	2006	2005

Equity securities	65.0%	59.0%

Debt securities	35.0	41.0

Real estate	—	—

Other	—	—

	100.0%	100.0%

The Plan’s assets are currently invested at the discretion of the plan sponsor. No formal investment targets are maintained for different classes of assets due to the relative small size of the plan.

The Company’s best estimate of contribution for the year ended December 31, 2006 is $260,000. During January, 2007, the Company actually contributed $260,000 to the plan.

The following table shows estimated future benefit payments expected to be paid from the plan. These amounts represent the annual periodic pension benefits expected to be paid to retirees, except as noted below:

(In Thousands)
Pension
Year	Benefits

2007	$1,152
2008	74
2009	92
2010	100
2011	127
2012 — 2016	930

$2,475

Expected lump sum to an executive officer totaling $1,088,000 is included in this amount.

The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2006.

The Bank has adopted a 401(k) plan which covers eligible employees. To be eligible, an employee must have obtained the age of 21 and must have completed one year of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 2006, 2005 and 2004, the Bank contributed $17,000, $61,000 and $57,000, respectively, to the plan.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meets all capital adequacy requirements to which they are subject. The actual ratios of the Company and the Bank were as follows:

	Company		Bank		Minimum
	2006	2005	2006	2005	Requirement

Tier I ratio	31.86%	30.52%	31.71%	30.45%	4%

Total risk-based ratio	32.92%	31.57%	32.77%	31.51%	8%

Leverage ratio	17.09%	16.87%	17.00%	16.84%	4%
As of December 31, 2006, the most recent notification from the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The dividends paid by the Company are funded by dividends received by the Company from the Bank. The Bank is limited by law, regulation and prudence as to the amount of dividends it can pay. At December 31, 2006, under the most restrictive of these regulatory limits, the Bank could declare in 2007 cash dividends in an aggregate amount of up to approximately $11 million, plus any 2007 net earnings, without prior approval of the Comptroller of the Currency.

(13)	Commitments and Contingent Liabilities

The Company has an unsecured $2,000,000 line of credit with another financial institution. The subsidiary Bank has lines of credit with other financial institutions totaling $15,000,000. At December 31, 2006 there was no outstanding balance under these lines of credit.

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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(14)	Concentration of Credit Risk, Continued

At December 31, 2006, the Company’s cash and due from banks included commercial bank deposit accounts aggregating $5,453,000 in excess of the Federal Deposit Insurance Corporation limit of $100,000 per institution. Federal funds sold totaling $10,000,000 are to two financial institutions and are not insured.

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

	In Thousands
	Contract or Notional Amount
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$15,930	$13,440
Standby letters of credit	1,910	1,976

Total	$17,840	$15,416

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $1,910,000 at December 31, 2006.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(16)	First McMinnville Corporation — Parent Company Financial Information
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2006 and 2005

	In Thousands
	2006		2005

ASSETS

Cash	$1,598	*	$1,395	*
Investment in commercial bank subsidiary	53,561	*	51,104	*
Due from commercial bank subsidiary	26	*	78	*

Total assets	$55,185		$52,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Dividend payable	$1,362		$1,360

Stockholders’ equity:
Common stock, no par value authorized 5,000,000 shares, issued 1,243,683 and 1,235,935 shares, respectively	4,040		3,804
Additional paid-in capital	43		—
Retained earnings	55,759		53,620
Net unrealized losses on available-for-sale securities, net of income taxes of $462,000 and $780,000, respectively	(745)		(1,257)

	59,097		56,167

Less cost of treasury stock of 211,689 and 205,440 shares, respectively	(5,274)		(4,950)

Total stockholders’ equity	53,823		51,217

Total liabilities and stockholders’ equity	$55,185		$52,577

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(16) First McMinnville Corporation — Parent Company Financial Information, Continued
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Statements of Earnings and Comprehensive Earnings
For the Three Years Ended December 31, 2006

	In Thousands
	2006		2005		2004

Income:
Dividends from commercial bank subsidiary	$2,041	*	$2,415	*	$1,943	*

Other expenses	68		55		48

Earnings before income tax benefits and equity in undistributed earnings of commercial bank subsidiary	1,973		2,360		1,895

Income tax benefits	26		21		18

	1,999		2,381		1,913

Equity in undistributed earnings of commercial bank subsidiary	1,944	*	2,012	*	2,737	*

Net earnings	3,943		4,393		4,650

Other comprehensive earnings, net of tax:
Unrealized gains (losses) on available-for-sale securities arising during the year, net of taxes of $318,000, $551,000 and $323,000, respectively	512		(888)		(520)

Other comprehensive earnings (loss)	512		(888)		(520)

Comprehensive earnings	$4,455		$3,505		$4,130

*	Eliminated in consolidation.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(16)	First McMinnville Corporation — Parent Company Financial Information, Continued
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity
For the Three Years Ended December 31, 2006

	In Thousands
				Net
				Unrealized
				Gains (Losses)
		Additional		On Available-
	Common	Paid-In	Retained	For-Sale	Treasury
	Stock	Capital	Earnings	Securities	Stock	Total
Balance December 31, 2003	$3,662	$—	$48,207	$151	$(4,060)	$47,960
Net earnings	—	—	4,650	—	—	4,650
Issuance of 2,900 shares of common stock	83	—	—	—	—	83
Cash dividends declared ($1.75 per share)	—	—	(1,824)	—	—	(1,824)
Cost of 5,573 shares of treasury stock	—	—	—	—	(270)	(270)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $323,000	—	—	—	(520)	—	(520)

Balance December 31, 2004	3,745	—	51,033	(369)	(4,330)	50,079
Net earnings	—	—	4,393	—	—	4,393
Issuance of 2,013 shares of common stock	59		—	—	—	59
Cash dividends declared ($1.75 per share)	—	—	(1,806)	—	—	(1,806)
Cost of 12,378 shares of treasury stock	—	—	—	—	(620)	(620)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $551,000	—	—	—	(888)	—	(888)

Balance December 31, 2005	3,804	—	53,620	(1,257)	(4,950)	51,217
Net earnings	—	—	3,943	—	—	3,943
Stock-based compensation expense	—	43	—	—	—	43
Issuance of 7,748 shares of common stock	236	—	—	—	—	236
Cash dividends declared ($1.75 per share)	—	—	(1,804)	—	—	(1,804)
Cost of 6,249 shares of treasury stock	—	—	—	—	(324)	(324)
Net change in unrealized gains (losses) on available-for-sale securities during the year, net of taxes of $318,000	—	—	—	512	—	512

Balance December 31, 2006	$4,040	$43	$55,759	$(745)	$(5,274)	$53,823

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(16)	First McMinnville Corporation — Parent Company Financial Information, Continued
FIRST MCMINNVILLE CORPORATION
(Parent Company Only)
Statements of Cash Flows
For the Three Years Ended December 31, 2006
Increase (Decrease) in Cash and Cash Equivalents

	In Thousands
	2006	2005	2004
Cash flows from operating activities:
Dividend received from commercial bank subsidiary	$2,041	$2,415	$1,943
Cash paid to suppliers	(26)	(55)	(48)
Income tax benefit received	78	—	—

Net cash provided by operating activities	2,093	2,360	1,895

Cash flows from financing activities:
Dividends paid	(1,802)	(1,822)	(1,805)
Payments made to acquire treasury stock	(324)	(620)	(270)
Proceeds from issuance of common stock	236	59	83

Net cash used in financing activities	(1,890)	(2,383)	(1,992)

Net increase (decrease) in cash and cash equivalents	203	(23)	(97)

Cash and cash equivalents at beginning of year	1,395	1,418	1,515

Cash and cash equivalents at end of year	$1,598	$1,395	$1,418

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$3,943	$4,393	$4,650

Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	43	—	—
Dividend received from commercial bank subsidiary	2,041	2,415	1,943
Equity in earnings of commercial bank subsidiary	(3,985)	(4,427)	(4,680)
Increase in other assets, net	51	(21)	(18)

Total adjustments	(1,850)	(2,033)	(2,755)

Net cash provided by operating activities	$2,093	$2,360	$1,895

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
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

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(17)	Disclosures About Fair Value of Financial Instruments, Continued

Federal Funds Purchased

For the Federal funds purchased, the carrying amount is a reasonable estimate of fair value.

Advances from FHLB

The fair value of advances from the FHLB is based on information received from the FHLB.

Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 2006 and 2005 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	In Thousands
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and short-term investments	$17,828	$17,828	$5,649	$5,649
Securities	133,949	134,447	153,848	154,193
Loans	162,237		153,566
Less: allowance for loan losses	(1,812)		(1,816)

Loans, net of allowance	160,425	158,667	151,750	148,110

Restricted equity securities	1,434	1,434	1,359	1,359

Financial liabilities:
Deposits	239,231	239,254	239,088	239,216
Securities sold under repurchase agreements	20,828	20,828	19,389	19,389
Federal funds purchased	—	—	4,300	4,300
Advances from FHLB	1,000	1,004	1,000	1,016

Unrecognized financial instruments:
Commitments to extend credit	—	—	—	—
Standby letters of credit	—	—	—	—

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(17)	Disclosures About Fair Value of Financial Instruments, Continued

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

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” established uniform standards for computing and presenting earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)	2006	2005	2004

Basic EPS Computation:
Numerator — income available to common shareholders	$3,943	$4,393	$4,650

Denominator — weighted average number of common shares outstanding	1,028,391	1,036,638	1,043,233

Basic earnings per common share	$3.83	$4.24	$4.46

Diluted EPS Computation:
Numerator	$3,943	$4,393	$4,650

Denominator:
Weighted average number of common shares outstanding	1,028,391	1,036,638	1,043,233
Dilutive effect of stock options	16,004	19,211	18,343

	1,044,395	1,055,849	1,061,576

Diluted earnings per common share	$3.78	$4.16	$4.38

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(19)	Stock Option Plan

In April, 1997, the stockholders of the Company approved the First McMinnville Corporation 1997 Stock Option Plan (The “Stock Option Plan”). The Stock Option Plan provides for the granting of stock options and authorizes the issuance of common stock upon the exercise of such options for up to 115,000 shares of common stock to directors and employees of the Company. The Stock Option Plan is scheduled to expire on April 7, 2007.

Under the Stock Option Plan awards may be granted in the form of incentive stock options or nonstatutory stock options, and are exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), “Share-Based Payment” was adopted by the Company as of January 1, 2006. This accounting standard revises Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” by requiring that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values at the date of grant. See additional discussion of this new accounting standard in note 1, “Impact of New Accounting Standards”.

Prior to January 1, 2006, the Company accounted the stock-based employee compensation plan under the recognition and measurement provisions of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Statement No. 123; therefore, no stock-based employee compensation cost was recognized in the consolidated statement of earnings for the years ended December 31, 2005 and 2004; rather, pro forma compensation cost amounts were disclosed in the notes to the consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123 using the modified-prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2005 and 2004 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123R. As the modified-retrospective transition method was not selected, results for prior periods have not been restated.

During 2006, the Company made refinements to the expected volatility and expected option life used in valuing stock options in conjunction with adopting SFAS No. 123R. Expected volatility was calculated at 22.6% based upon the consideration of historical and implied volatility of similar publicly traded companies. The Company lowered the expected option life based on historical results.

The fair value of each grant is estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions used for grants in 2006. No options were granted in 2005 or 2004.

2006

Expected dividends	3.37%
Expected term (in years)	5.75
Expected volatility	22.6%
Risk-free rate	4.89%

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(19)	Stock Option Plan, Continued

A summary of the stock option activity for 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	57,165	$30.52	59,178	$30.48	63,178	$30.42
Granted	3,000	52.75	—	—	—	—
Exercised	(7,748)	30.46	(2,013)	29.08	(2,900)	29.08
Forfeited	(990)	29.08	—	—	(1,100)	30.56

Outstanding at end of year	51,427	$31.86	57,165	$30.52	59,178	$30.48

Options exercisable at year end	44,797	$30.84	48,725	$30.37	47,038	$30.30

The following table summarizes information about fixed stock options at December 31, 2006:

Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of	Number	Average	Remaining	Number	Average
Exercise	Outstanding	Exercise	Contractual	Exercisable	Exercise
Prices	at 12/31/06	Price	Life	at 12/31/06	Price

$29.08	38,726	$29.08	.7 years	35,376	$29.08
34.93	7,500	34.93	3.1 years	7,500	34.93
37.15	620	37.15	3.6 years	300	37.15
43.67	1,600	43.67	5.8 years	640	43.67
52.75	2,981	52.75	9.6 years	981	52.75

	51,427			44,797

Aggregate intrinsic value (in thousands)	$1,135			$1,034

The weighted average fair value at the grant date of options granted during 2006 was $10.84. No options were granted during 2005 and 2004. The total intrinsic value of options exercised during the years 2006, 2005 and 2004 was $176,000, $41,000 and $55,000, respectively.
As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income taxes and net earnings were $43,000 lower than if it had continued to account for share-based compensation expense under APB No. 25. Basic and diluted earnings per share were reduced by $.04 per share by the adoption of SFAS No. 123R during the year ended December 31, 2006.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(19)	Stock Option Plan, Continued

Prior to the adoption of Statement No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement No. 123R requires the cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The Company had no significant excess tax benefits to reflect as financing cash inflows for the three years ended December 31, 2006.

Prior to the adoption of Statement No. 123R on January 1, 2006, Statement 123 allowed for the choice of continuing to follow APB 25, and the related interpretations, or selecting the fair value method of expense recognition as described in Statement 123. The Company elected to follow APB 25 in accounting for its employee stock options in prior periods. Proforma net income and net income per share data is presented below for the years 2005 and 2004, as if the fair-value method has been applied in measuring compensation costs (note: proforma amounts for the year 2006 are not applicable based upon the adoption of Statement 123R during the first quarter of 2006):

(In Thousands)	2005	2004

Net earnings:
As Reported	$4,393	$4,650
Proforma	$4,376	$4,634

Basic earnings per common share:
As Reported	$4.24	$4.46
Proforma	$4.22	$4.44

Diluted earnings per common share:
As Reported	$4.16	$4.38
Proforma	$4.14	$4.37
As of December 31, 2006 there was $27,000 of total unrecognized cost related to non-vested share-based compensation arrangements granted under the stock option plan. The cost is expected to be recognized over a weighted-average period of 1.31 years.
The Company did not approve the acceleration of vesting of any of its stock options prior to the adoptions of SFAS No. 123R.

FIRST MCMINNVILLE CORPORATION
Notes to Consolidated Financial Statements, Continued
December 31, 2006, 2005 and 2004
(20)	Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31 are as follows:

	(In Thousands, except per share data)
	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$4,565	$4,411	$4,205	$4,120	$3,986	$3,921	$3,800	$3,741

Net interest income	2,491	2,449	2,435	2,437	2,486	2,530	2,537	2,573

Provision for (reduction in) loan losses	—	—	—	—	(87)	—	—	—

Earnings before income taxes	1,312	1,494	1,423	1,459	1,513	1,670	1,514	1,647

Net earnings	965	982	1,019	977	1,102	1,149	1,005	1,137

Basic earnings per common share	.93	.96	.99	.95	1.07	1.11	.97	1.09

Diluted earnings per common share	.94	.94	.97	.93	1.05	1.09	.95	1.07

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
I.	Distribution of Assets, Liabilities and Stockholders’ Equity:
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
Non-accrual loans, if any, have been included in their respective loan category. Loan fees of $320,000, $303,000 and $324,000 for 2006, 2005 and 2004, respectively, are included in loan income and represent an adjustment of the yield on these loans.

1

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$157,942	7.21%	11,382	144,884	6.75%	9,780	912	690	1,602

Investment securities — taxable	114,874	3.76	4,316	114,104	3.45	3,940	27	349	376

Investment securities — tax exempt	29,977	4.44	1,332	32,108	4.50	1,446	(95)	(19)	(114)

Taxable equivalent adjustment	—	2.29	686	—	2.32	745	(49)	(10)	(59)

Total tax-exempt investment securities	29,977	6.73	2,018	32,108	6.82	2,191	(144)	(29)	(173)

Total investment securities	144,851	4.37	6,334	146,212	4.19	6,131	(58)	261	203

Restricted equity securities	1,405	5.69	80	1,337	4.64	62	3	15	18

Federal funds sold	3,775	5.01	189	7,220	3.03	219	(133)	103	(30)

Interest-bearing deposits in financial institutions	41	4.88	2	39	2.56	1	—	1	1

Total earning assets	308,014	5.84	17,987	299,692	5.40	16,193	456	1,338	1,794

Cash and due from banks	5,900			5,839

Allowance for possible loan losses	(1,821)			(1,864)

Bank premises and equipment	1,801			1,752

Other assets	3,519			2,984

Total assets	$317,413			308,403

2

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2006			2005			2006/2005 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Deposits:
Negotiable order of withdrawal accounts	$30,124	.91%	273	33,327	.68%	228	(24)	69	45
Money market demand accounts	8,041	1.75	141	9,420	1.49	140	(22)	23	1
Other savings accounts	30,841	1.57	483	32,818	1.13	372	(23)	134	111
Certificates of deposit, $100,000 and over	52,369	4.28	2,243	44,418	3.23	1,436	287	520	807
Certificates of deposit under $100,000	74,359	4.08	3,035	68,173	3.18	2,165	211	659	870
Individual retirement accounts	18,627	3.99	744	17,022	3.21	546	56	142	198

Total interest-bearing deposits	214,361	3.23	6,919	205,178	2.38	4,887	227	1,805	2,032

Federal funds purchased	1,315	5.32	70	277	4.33	12	54	4	58
Securities sold under repurchase agreements and short-term debt	19,735	2.25	444	24,859	1.48	367	(87)	164	77

Advances from Federal Home Loan Bank	1,000	5.60	56	1,000	5.60	56	—	—	—

Total interest-bearing deposits and borrowed funds	236,411	3.17	7,489	231,314	2.30	5,322	119	2,048	2,167

Demand deposits	26,152			24,396

Other liabilities	2,073			1,536

Stockholders’ equity	52,777			51,157

Total liabilities and stockholders’ equity	$317,413			308,403

Net interest income			10,498			10,871			(373)

Net yield on earning assets		3.41%			3.63%

Net interest spread		2.67%			3.10%

3

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006

	In Thousands, Except Interest Rates
	2005			2004			2005/2004 Change
	Average	Interest	Income/	Average	Interest	Income/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Loans, net of unearned interest	$144,884	6.75%	9,780	147,981	6.61%	9,776	(203)	207	4

Investment securities — taxable	114,104	3.45	3,940	104,804	3.32	3,476	322	142	464

Investment securities — tax exempt	32,108	4.50	1,446	34,275	4.50	1,544	(98)	—	(98)

Taxable equivalent adjustment	—	2.32	745	—	2.32	795	(50)	—	(50)

Total tax-exempt investment securities	32,108	6.82	2,191	34,275	6.82	2,339	(148)	—	(148)

Total investment securities	146,212	4.19	6,131	139,079	4.18	5,815	302	14	316

Restricted equity securities	1,337	4.64	62	1,284	4.13	53	2	7	9

Federal funds sold	7,220	3.03	219	13,436	1.21	163	(102)	158	56

Interest-bearing deposits in financial institutions	39	2.56	1	45	2.22	1	—	—	—

Total earning assets	299,692	5.40	16,193	301,825	5.24	15,808	(109)	494	385

Cash and due from banks	5,839			5,771

Allowance for possible loan losses	(1,864)			(1,897)

Bank premises and equipment	1,752			1,932

Other assets	2,984			2,535

Total assets	$308,403			310,166

4

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006

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

5

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
II. Investment Portfolio:
A.	Investment securities at December 31, 2006 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$20,249	—	280	19,969
Obligations of states and political subdivisions	28,936	823	73	29,686
Corporate and other securities	487	28	—	515

	$49,672	851	353	50,170

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$83,841	46	1,264	82,623
Obligations of states and political subdivisions	1,000	—	—	1,000
Mortgage-backed securities	643	11	—	654

	$85,484	57	1,264	84,277

6

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
II. Investment Portfolio, Continued:
A.	Continued

Investment securities at December 31, 2005 consist of the following:

	Securities Held-To-Maturity
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$25,356	—	519	24,837
Obligations of states and political subdivisions	32,806	929	107	33,628
Corporate and other securities	1,794	42	—	1,836

	$59,956	971	626	60,301

	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

U.S. Treasury and other U.S. government agencies and corporations	$94,166	—	2,063	92,103
Obligations of states and political subdivisions	1,000	10	—	1,010
Mortgage-backed securities	764	15	—	779

	$95,930	25	2,063	93,892

7

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
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

8

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
B.	The following schedule details the estimated maturities and weighted average yields of securities of the Company at December 31, 2006.

		Estimated	Weighted
	Amortized	Market	Average
Held-To-Maturity Securities	Cost	Value	Yields
	(In Thousands, Except Yields)

Obligations of U.S. Treasury and other U.S. Government agencies and Corporations:
Less than one year	$10,750	10,670	3.26%
One to five years	9,499	9,299	3.86
Five to ten years	—	—	—
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	20,249	19,969	3.54

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total mortgage-backed securities	—	—	—

Obligations of states and political Subdivisions (tax-exempt)*:
Less than one year	1,343	1,326	6.43
One to five years	10,310	10,401	5.98
Five to ten years	14,393	14,951	6.78
More than ten years	2,545	2,644	7.10

Total obligations of states and political subdivisions (tax-exempt)	28,591	29,322	6.51

Obligations of states and political Subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	345	364	6.88
More than ten years	—	—	—

Total obligations of states and political subdivisions (taxable)	345	364	6.88

Corporate and other securities	487	515	7.21

Total held-to-maturity securities	$49,672	50,170	5.38%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

9

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
II.	Investment Portfolio, Continued:
B.	Continued

		Estimated	Weighted
	Amortized	Market	Average
Available-For-Sale Securities	Cost	Value	Yields
	(In Thousands, Except Yields)

Obligations of U.S. Treasury and other U.S. Government agencies and Corporations:
Less than one year	$19,323	19,146	3.54%
One to five years	59,019	57,991	3.97
Five to ten years	5,499	5,486	5.19
More than ten years	—	—	—

Total securities of U.S. Treasury and other U.S. Government agencies and corporations	83,841	82,623	3.95

Mortgage-backed securities:
Less than one year	—	—	—
One to five years	31	31	5.50
Five to ten years	—	—	—
More than ten years	612	623	6.02

Total mortgage-backed securities	643	654	6.00

Obligations of states and political Subdivisions (tax-exempt)*:
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	—	—	—
More than ten years	—	—	—

Total obligations of states and political subdivisions (tax-exempt)	—	—	—

Obligations of states and political Subdivisions (taxable):
Less than one year	—	—	—
One to five years	—	—	—
Five to ten years	1,000	1,000	6.92
More ten years	—	—	—

Total obligations of states and political subdivisions (taxable)	1,000	1,000	6.92

Total available-for-sale securities	$85,484	84,277	3.99%

*	Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

10

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
III.	Loan Portfolio:
A.	Loan Types
The following schedule details the loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002.

	In Thousands
	2006	2005	2004	2003	2002

Commercial, financial and Agricultural	$22,068	20,957	21,946	25,446	28,273

Real estate — construction	8,100	10,154	6,563	5,630	5,674

Real estate — mortgage	129,438	119,587	117,960	114,639	113,138

Consumer	2,631	2,868	2,647	2,805	2,496

Total loans	162,237	153,566	149,116	148,520	149,581

Less unearned interest	—	—	—	—	—

Total loans, net of unearned interest	162,237	153,566	149,116	148,520	149,581

Less allowance for possible loan losses	(1,812)	(1,816)	(1,816)	(1,909)	(1,908)

Net loans	$160,425	151,750	147,300	146,611	147,673

11

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
B.	Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 2006.

	In Thousands
		1 Year to
	Less Than	Less Than	After 5
	1 Year *	5 Years	Years	Total

Maturity Distribution:

Commercial, financial and agricultural	$8,259	10,470	3,339	22,068

Real estate — construction	8,100	—	—	8,100

	$16,359	10,470	3,339	30,168

Interest-Rate Sensitivity:

Fixed interest rates	$16,322	6,274	3,339	25,935

Floating or adjustable interest rates	37	4,196	—	4,233

Total commercial, financial and agricultural loans and real estate — construction loans	$16,359	10,470	3,339	30,168

*	Includes demand loans, bankers acceptances, commercial paper and deposit notes.

12

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
C.	Risk Elements
The following schedule details selected information as to non-performing loans of the Company at December 31, 2006, 2005, 2004, 2003 and 2002.

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002

Non-accrual loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total non-accrual	$—	—	—	—	—

Loans 90 days past due:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	78	72	—	289	57
Consumer	—	22	8	23	12
Lease financing receivable	—	—	—	—	—

Total loans 90 days past due	$78	94	8	312	69

Renegotiated loans:
Commercial, financial and agricultural	$—	—	—	—	—
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	—	—	—
Consumer	—	—	—	—	—
Lease financing receivable	—	—	—	—	—

Total renegotiated loans past due	$—	—	—	—	—

Loans current — considered uncollectible	$—	—	—	—	—

Total non-performing loans	$78	94	8	312	69

Total loans, net of unearned interest	$162,237	153,566	149,116	148,520	149,581

Percent of total loans outstanding, net of unearned interest	.05%	.06%	.01%	0.21%	.05%

Foreclosed assets	$221	203	190	220	—

13

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
C.	Risk Elements, Continued

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. There were no loans on non-accrual status at December 31, 2006, 2005, 2004, 2003 and 2002.

At December 31, 2006, loans totaling $13,633,000 were included in the Company’s internal classified loan list. Of these loans, $13,420,000 are real estate, $167,000 are commercial and $46,000 are consumer. Management estimates collateral valuations relating to these loans to be approximately $22,182,000 ($21,968,000 related to real estate, $148,000 related to commercial and $65,000 related to consumer loans). Included in the internally classified real estate loans are amounts totaling $4,113,000 relating to a single business customer. The estimated collateral values related to this customer totals $4,500,000. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

At December 31, 2006 and 2005, there were loans to customers in the nursery industry totaling approximately $13,117,000 and $12,064,000, respectively, which represents an industry concentration of approximately 8.00% and 7.86% of total loans for 2006 and 2005, respectively. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

At December 31, 2006, foreclosed assets totaled $221,000. This balance consists of one piece of residential real estate with an estimated market value of $144,000 and two tracts of vacant land with an estimated market value of $79,000.

At December 31, 2005, foreclosed assets totaled $203,000. This balance consists of three pieces of residential real estate with an estimated market value of $138,000 and one tract of vacant land with an estimated market value of $65,000.

14

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
III.	Loan Portfolio, Continued:
D.	Other Interest-Bearing Assets

There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 2006 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

15

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience:

The following schedule details selected information related to the allowance for loan loss account of the Company at December 31, 2006, 2005, 2004, 2003 and 2002 and the years then ended.

	In Thousands, Except Percentages
	2006	2005	2004	2003	2002

Allowance for loan losses at beginning of year	$1,816	1,816	1,909	1,908	1,804

Charge-offs:
Commercial, financial and agricultural	—	(1)	(76)	—	(88)
Real estate construction	—	—	—	—	—
Real estate — mortgage	(33)	(24)	(67)	(56)	(15)
Consumer	—	(20)	(16)	(22)	(30)
Lease financing	—	—	—	—	—

	(33)	(45)	(159)	(78)	(133)

Recoveries:
Commercial, financial and agricultural	24	101	24	10	34
Real estate construction	—	—	—	—	—
Real estate — mortgage	—	26	27	—	13
Consumer	11	5	15	10	10
Lease financing	—	—	—	—	—

	35	132	66	20	57

Net loan recoveries (charge-offs)	2	87	(93)	(58)	(76)

Reduction in allowance for (provision for) loan losses charged (credited) to expense	—	(87)	—	59	180

Reclassification of allowance for off-balance sheet credit losses	(6)	—	—	—	—

Allowance for loan losses at end of year	$1,812	1,816	1,816	1,909	1,908

Total loans, net of unearned interest, at end of year	$162,237	153,566	149,116	148,520	149,581

Average total loans outstanding, net of unearned interest, during year	$157,942	144,884	147,981	148,547	143,911

Net charge-offs (recoveries) as a percentage of average total loans outstanding, net of unearned interest, during year	—%	(.06)%	.06%	.04%	.05%

Ending allowance for possible loan losses as a percentage of total loans outstanding net of unearned interest, at end of year	1.12%	1.18%	1.22%	1.29%	1.28%

16

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
IV.	Summary of Loan Loss Experience, Continued:

The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management’s judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower’s ability to pay.

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

The following detail provides a breakdown of the allocation of the allowance for loan losses:

	December 31, 2006		December 31, 2005
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$66	14%	$26	14%
Real estate construction	3	5	3	7
Real estate mortgage	1,705	80	1,772	78
Consumer	38	1	15	1

	$1,812	100%	$1,816	100%

	December 31, 2004		December 31, 2003
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$46	15%	$48	17%
Real estate construction	3	4	3	4
Real estate mortgage	1,740	79	1,830	77
Consumer	27	2	28	2

	$1,816	100%	$1,909	100%

	December 31, 2002
		Percent of
		Loans In
	In	Each Category
	Thousands	To Total Loans
Commercial, financial and agricultural	$48	19%
Real estate construction	3	4
Real estate mortgage	1,829	76
Consumer	28	1

	$1,908	100%

17

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
V.	Deposits:
The average amounts and average interest rates for deposits for 2006, 2005 and 2004 are detailed in the following schedule:

	2006		2005		2004
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate

Non-interest bearing deposits	$26,152	—%	24,396	—%	22,417	—%
Negotiable order of withdrawal accounts	30,124	.91	33,327	.68	34,716	.62
Money market demand accounts	8,041	1.75	9,420	1.49	9,629	1.19
Other savings	30,841	1.57	32,818	1.13	33,961	.77
Certificates of deposit $100,000 and over	52,369	4.28	44,418	3.23	41,316	2.86
Certificates of deposit under $100,000	74,359	4.08	68,173	3.18	70,495	2.46
Individual retirement savings accounts	18,627	3.99	17,022	3.21	15,542	2.57

	$240,513	3.23%	229,574	2.38%	228,076	1.71%

The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 2006:

	In Thousands
	Certificates	Individual
	of	Retirement
	Deposit	Accounts	Total

Less than three months	$24,614	1,997	26,611

Three to six months	12,574	757	13,331

Six to twelve months	16,137	1,062	17,199

More than twelve months	9,804	2,479	12,283

	$63,129	6,295	69,424

18

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets:
The following schedule details selected key ratios of the Company at December 31, 2006, 2005 and 2004.

	2006	2005	2004

Return on assets	1.24%	1.42%	1.50%
(Net income divided by average total assets)

Return on equity	7.47%	8.59%	9.40%
(Net income divided by average equity)

Dividend payout ratio	45.69%	41.27%	39.24%
(Dividends declared per share divided by net income per share)

Equity to asset ratio	16.63%	16.59%	15.95%
(Average equity divided by average total assets)

Leverage capital ratio	17.09%	16.87%	16.17%
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
December 31, 2006
VI.	Return on Equity and Assets, Continued:
The following schedule details the Company’s risk-based capital at December 31, 2006, excluding the net unrealized loss on available-for-sale securities which is shown as a deduction in stockholders’ equity in the consolidated financial statements:

In Thousands,
Except
Percentages

Tier I capital:
Stockholders’ equity, excluding the net unrealized loss on available-for-sale securities	$54,568

Tier II capital:
Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)	1,812

Total risk-based capital	$56,380

Risk-weighted assets	$171,276

Risk-based capital ratios:
Tier I capital ratio	31.86%

Total risk-based capital ratio	32.92%

The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 2006, the Company and its subsidiary bank were in compliance with these requirements.

20

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
VI.	Return on Equity and Assets, Continued:

The following schedule details the Company’s interest rate sensitivity at December 31, 2006:

	Repricing Within
(In Thousands)	Total	0—30 Days	31—90 Days	91—180 Days	181—365 Days	Over 1 Year

Earning assets:
Loans	$162,237	25,521	7,976	13,953	16,479	98,308
Securities	133,949	3,517	3,988	5,491	18,242	102,711
Interest-bearing deposits	60	60	—	—	—	—
Federal funds sold	10,000	10,000	—	—	—	—
Restricted equity securities	1,434	1,434	—	—	—	—

Total earning assets	307,680	40,532	11,964	19,444	34,721	201,019

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	27,401	27,401	—	—	—	—
Money market demand accounts	6,488	6,488	—	—	—	—
Savings deposits	30,566	29,893	673	—	—	—
Certificates of deposit, $100,000 and over	63,129	8,676	15,938	12,574	16,137	9,804
Certificates of deposit, under $100,000	65,729	4,973	14,575	12,736	20,894	12,551
Individual retirement accounts	19,128	2,861	3,822	2,884	4,833	4,728
Securities sold under repurchase agreements	20,828	20,828	—	—	—	—
Advances from FHLB	1,000	1,000	—	—	—	—

Total interest- bearing liabilities	234,269	102,120	35,008	28,194	41,864	27,083

Interest-sensitivity gap	$73,411	(61,588)	(23,044)	(8,750)	(7,143)	173,936

Cumulative gap		(61,588)	(84,632)	(93,382)	(100,525)	73,411

Interest-sensitivity gap as % of total assets		(19.34)%	(7.24)%	(2.75)%	(2.24)%	54.62%

Cumulative gap as % of total assets		(19.34)%	(26.58)%	(29.33)%	(31.57)%	23.05

The Company presently maintains a liability sensitive position over the next six months and over the next twelve months. Management expects that liabilities of a demand nature will renew and that it will not be necessary to replace them with significantly higher cost funds.

21

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
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

22

FIRST MCMINNVILLE CORPORATION
Form 10-K
December 31, 2006
VII.	Short-Term Borrowings

Information related to securities sold under repurchase agreements which are due upon demand is as follows:

	Average				Maximum
	Amounts	Weighted		Year End	Borrowing
	Outstanding	Average	Amount	Weighted	Outstanding
	During	Interest Rate	Outstanding	Average	At Any
Year Ended	The Year	For The Year	At Year End	Interest Rate	Month End
	(In Thousands)		(In Thousands)		(In Thousands)

December 31, 2006	$19,735	2.25%	$20,828	3.47%	$25,788
December 31, 2005	$24,859	1.48%	$19,389	1.80%	$30,713
December 31, 2004	$30,129	1.05%	$28,633	1.20%	$35,446
December 31, 2003	$28,263	1.15%	$28,782	1.01%	$32,352

23