Form 10-Q
period 2007-03-31
FIRST MCMINNVILLE CORP
filed 2007-05-14
CIK 743397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
Common stock outstanding: 1,045,826 shares at May 11, 2007

FIRST MCMINNVILLE CORPORATION
FORM 10Q
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:
Consolidated Balance Sheets — March 31, 2007 and December 31, 2006.
Consolidated Statements of Earnings — For the three months ended March 31, 2007 and 2006.
Consolidated Statements of Comprehensive Earnings — For the three months ended March 31, 2007 and 2006.
Consolidated Statements of Cash Flows — For the three months ended March 31, 2007 and 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk*

* Certain of the Disclosures required by Item 3 are incorporated by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans, less allowance for possible loan losses of $1,824,000 and $1,812,000, respectively	$158,852	160,425
Securities:
Held-to-maturity, at cost (market value — $46,362,000 and $50,170,000, respectively)	45,881	49,672
Available-for-sale, at market (amortized cost — $87,477,000 and $85,484,000, respectively)	85,484	84,277

Total securities	131,365	133,949

Federal funds sold	15,500	10,000
Interest-bearing deposits in financial institutions	121	60
Restricted equity securities	1,454	1,434

Total earning assets	307,292	305,868

Cash and due from banks	5,708	7,828
Premises and equipment, net	1,644	1,705
Accrued interest receivable	2,194	2,048
Deferred tax asset, net	706	405
Foreclosed assets	13	221
Other assets	648	370

Total assets	$318,205	318,445

Liabilities and Stockholders’ Equity
Deposits	$241,171	239,231
Securities sold under repurchase agreements	19,122	20,828
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	2,400	3,563

Total liabilities	263,693	264,622

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,251,841 and 1,243,683 shares respectively	4,280	4,040
Additional paid-in capital	48	43
Retained earnings	56,727	55,759
Net unrealized losses on available-for-sale securities, net of income taxes of $763,000 and $462,000, respectively	(1,230)	(745)

	59,825	59,097
Less cost of treasury stock of 212,443 shares and 211,689 shares, respectively	(5,313)	(5,274)

Total stockholders’ equity	54,512	53,823

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$318,205	318,445

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands
	Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,914	2,644
Interest and dividends on securities:
Taxable securities	1,046	1,109
Exempt from Federal income taxes	324	353
Interest on federal funds sold	218	14
Interest on interest-bearing deposits in other banks and other interest	1	—

Total interest income	4,503	4,120

Interest expense:
Interest on negotiable order of withdrawal accounts	64	67
Interest on money market demand and savings accounts	154	156
Interest on certificates of deposit	1,719	1,332
Interest on securities sold under repurchase agreements and short term borrowings	145	114
Interest on advances from Federal Home Loan Bank	14	14

Total interest expense	2,096	1,683

Net interest income before provision for possible loan losses	2,407	2,437
Provision for possible loan losses	—	—

Net interest income after provision for possible loan losses	2,407	2,437

Non-interest income:
Service charges on deposit accounts	106	99
Other fees and commissions	43	40
Commissions and fees on fiduciary activities	11	10

	160	149

Non-interest expense:
Salaries and employee benefits	769	717
Occupancy expenses, net	54	51
Furniture and equipment expense	21	25
Data processing expense	78	79
FDIC insurance	7	8
Other operating expenses	243	247

	1,172	1,127

Earnings before income taxes	1,395	1,459
Income taxes	427	482

Net earnings	$968	977

Basic earnings per common share	$.94	.95

Diluted earnings per common share	$.92	.93

Dividends per share	$—	—

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(In Thousands)
Net earnings	$968	977
Other comprehensive earnings, net of tax:
Unrealized losses on available-for-sale securities arising during period, net of income taxes of $300,000 and $47,000, respectively	(485)	(76)

Comprehensive earnings	$483	901

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Cash flows from operating activities:
Interest received	$4,225	3,815
Fees and commissions received	160	149
Interest paid	(2,272)	(1,525)
Cash paid to suppliers and employees	(1,333)	(1,056)
Income taxes paid	(88)	(97)

Net cash provided by operating activities	692	1,286

Cash flows from investing activities:
Proceeds from maturities and calls of held-to-maturity securities	3,915	3,515
Proceeds from maturities and calls of available-for-sale securities	4,000	500
Purchase of available-for-sale securities	(6,005)	—
Repayment of loans, net of advances to customers	1,702	3,517
Proceeds from sale of foreclosed assets	65	—
Decrease (increase) in interest bearing deposits in financial institutions	(61)	15
Purchases of premises and equipment	—	(70)

Net cash provided by investing activities	3,616	7,477

Cash flows from financing activities:
Net increase in non-interest bearing, savings and NOW deposit accounts	1,389	212
Net increase in time deposits	551	2,005
Net decrease in securities sold under repurchase agreement	(1,706)	(207)
Repayment of federal funds purchased	—	(4,300)
Dividends paid	(1,362)	(1,360)
Proceeds from issuance of common stock	240	52
Payments to acquire treasury stock	(40)	(56)

Net cash used in financing activities	(928)	(3,654)

Net increase in cash and cash equivalents	3,380	5,109

Cash and cash equivalents at beginning of period	17,828	5,649

Cash and cash equivalents at end of period	$21,208	10,758

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Three Months Ended March 31, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)
Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$968	977
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	61	58
Amortization and accretion, net	(112)	(56)
Loss on sale of foreclosed assets	14	—
FHLB dividend reinvestment	(20)	(19)
Stock-based compensation expense	5	—
Decrease (increase) in other assets, net	(290)	21
Increase (decrease) in other liabilities	388	377
Increase in interest receivable	(146)	(230)
Increase (decrease) in interest payable	(176)	158

Total adjustments	(276)	309

Net cash provided by operating activities	$692	1,286

Supplemental schedule of non-cash activities:

Unrealized loss in value of securities available-for-sale, net of income taxes of $300,000 and $47,000, respectively	$(485)	(76)

Other real estate transferred to loans	$194	—

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
In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006, comprehensive earnings for the three months ended March 31, 2007 and 2006 and changes in cash flows for the three months ended March 31, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete discussion of factors that affect liquidity, capital and the results of operations.
Cautionary Note Concerning Forward-Looking Statements
     In this Quarterly Report and in documents incorporated herein by reference, or to which we refer, the Company may communicate statements relating to anticipated future results of the Bank or the Company that may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act). The Company’s consolidated actual results may differ materially from those included in such forward-looking statements, such as those described in Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Forward-looking statements are typically identified by the words “believe, expect, anticipate, intend, estimate” and similar expressions of belief, planning, and strategy. These statements may relate to, among other things, loan loss reserve adequacy, changes in interest rates, the impact of changes in interest rates, and litigation results. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, social, political and economic conditions, interest rate fluctuations, competition for loans, mortgages, and other financial services and products, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company and/or the Bank, and/or its customers, as well as other risks that cannot be accurately quantified or definitively identified. Many factors may affect our financial condition and profitability, including changes in economic conditions, the volatility of and relative impact of particular interest rates, political events, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological change, changes in law and regulation, regulatory issues and concerns, changes in fiscal, monetary, natural disasters, regulatory and tax policies, monetary fluctuations, and success in gaining regulatory approvals when required, as well as other risks and uncertainties and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond our control, earnings may fluctuate from period to period. The purpose of this type of information, such as that provided in this section, as well as other portions of this Quarterly Report, is to provide the reader of this report with information relevant to understanding and assessing the financial condition and results of operations of the consolidated Company and not to predict the future or to guarantee results. The Company does not intend, and expressly disclaims any obligation, to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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
     Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market accounts, generally require higher costs than fixed rate instruments such as passbook savings.
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
     Based on the results of the analysis as of March 31, 2007, the Company would expect net interest income to decrease approximately $76,000 over a twelve month period if rates decreased 2%. Net interest income would be expected to increase approximately $347,000 over a 12 month period should rates increase 2%. The rate sensitivity as of March 31, 2007 was 1.11 to 1 (0-91 days) and 0.99 to 1 (0-365 days). This asset/liability mismatch in pricing is referred to as “gap” and is measured as rate sensitive assets divided by rate sensitive liabilities for a defined time period. A gap of 1.0 means that assets and liabilities are perfectly matched as to pricing within a specific time period and interest rate movements will not affect net interest margin, assuming all other factors hold constant.
     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity. Federal funds sold were $15.5 million and $10.0 million as of March 31, 2007 and December 31, 2006, respectively. This increase in Federal funds sold related primarily to the funding which became available from the large number of securities that have been called or matured during the first quarter of 2007.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Interest Rate Sensitivity Management, Continued
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held to maturity, the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $31.7 million mature or reprice within the next twelve months.
     A secondary source of liquidity is the Bank’s loan portfolio. At March 31, 2007 commercial, consumer and other loans of approximately $50.4 million and single family residential loans of approximately $18.3 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $58.0 million will become due during the next twelve months. The Bank’s deposit base increased approximately $1.9 million during the quarter ended March 31, 2007. Securities sold under repurchase agreements decreased approximately $1.7 million. The net decrease in securities resulted primarily from calls and maturities. Advances from the Federal Home Loan Bank were $1,000,000 at March 31, 2007 and December 31, 2006. This balance may remain static for some time due to the fact that a pre-payment premium might apply in the event of a principal reduction before the April 30, 2008 maturity date.
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
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 17.5% at March 31, 2007 and 17.1% at December 31, 2006. The increase in the ratio resulted primarily from net earnings of $968,000 during the three months ended March 31, 2007. Total assets decreased $240,000 during the three months ended March 31, 2007. The annualized rate of return on stockholders’ equity for the three months ended March 31, 2007 was 7.1% compared to 7.4% for the comparable period in 2006. Cash dividends during the remainder of 2007 will be determined by the Board of Directors as profits permit. No dividends have been declared in 2007 and dividends declared during 2006 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.
     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk-based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At March 31, 2007 the Bank has a Tier 1 risk-based ratio of 32.2%, a total capital to risk-based ratio of 33.3% and a Tier 1 leverage ratio of 17.3%, these ratios fell within the category of “well capitalized” under the regulations.
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
     The Federal Reserve Board imposes consolidated capital guidelines on certain bank holding companies (such as the Company), which have more than $150 million in consolidated assets. These guidelines require bank holding companies to maintain consolidated capital ratios which are essentially the same as the minimum capital levels required for national banks. The Company’s consolidated capital ratios were substantially the same as those set forth above for the Bank, and exceeded the minimums required under these Federal Reserve Board guidelines.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations
     Net earnings were $968,000 for the three months ended March 31, 2007 as compared to $977,000 for the same period in 2006.
     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $383,000 or 9.3% during the three months ended March 31, 2007 as compared to the comparable period in 2006. The increase in 2007 was due primarily to the effect from recent increases in the interest rates by the Federal Reserve Bank. The ratio of average earning assets to total average assets was 96.8% and 97.2% for each of the quarters ended March 31, 2007 and 2006, respectively.
     Interest expense increased $413,000 for the three months ended March 31, 2007 or 24.5% compared to the same period in 2006. The increases in 2007 and 2006 relate to the changes in interest rates as previously discussed.
     The foregoing resulted in net interest income of $2,407,000 for the three months ended March 31, 2007 a decrease of $30,000 or 1.2% when compared to the same period in 2006.
     The following schedule details the loans of the Company at March 31, 2007 and December 31, 2006:

	(In Thousands)
	March 31,	December 31,
	2007	2006
Commercial, financial and agricultural	$21,154	22,068
Real estate – construction	7,075	8,100
Real estate – mortgage	129,973	129,438
Consumer	2,474	2,631

	$160,676	162,237

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
     The Company’s first mortgage single family residential and consumer loans which total approximately $73,336,000 and $2,474,000, respectively at March 31, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
     Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 2007, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the three months ended March 31, 2007 or year ended December 31, 2006. Therefore, all interest income during these periods was recognized on the accrual basis.
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

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At March 31, 2007, the Company had no loans that had been restructured.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at March 31, 2007 and December 31, 2006 were as follows:

	(In Thousands)
	March 31,	December 31,
	2007	2006
Recorded investment	$4,671	5,192
Allowance for loan losses	$685	700
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the three months ended March 31, 2007 and 2006 was $4,711,000 and $1,089,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $79,000 and $21,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in impaired loans and related interest income on the accrual method for impaired loans relates primarily to a single customer whose lack of profitability and recurring losses from operations resulted in an uncertainty related to the customers ability to service all future debt payment requirements.
     The following schedule details selected information as to non-performing loans of the Company at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)
Real estate loans	$149	—	78	—
Installment loans	—	—	—	—
Commercial	—	—	—	—

	$149	—	78	—

Renegotiated loans	$—	—	—	—

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Transactions in the allowance for loan losses were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Balance, January 1, 2007 and 2006, respectively	$1,812	1,816
Add (deduct):
Losses charged to allowance	—	—
Recoveries credited to allowance	8	10
Reclassification of allowance for off-balance sheet credit losses	4	—

Balance, March 31, 2007 and 2006, respectively	$1,824	1,826

     There was no provision for loan losses during the first three months of 2007 nor was there a provision for the first three months of 2006. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating possible loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system designed to identify and monitor potential problem loans on a timely basis, of course, no system is infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.
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

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following table presents total internally graded loans as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$124	74	50	—
Real estate mortgage	13,497	5,362	8,135	—
Real estate construction	139	139	—	—
Consumer	34	—	34	—

	$13,794	5,575	8,219	—

	December 31, 2006
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$167	77	90	—
Real estate mortgage	13,401	5,366	8,035	—
Real estate construction	19	19	—	—
Consumer	46	—	46	—

	$13,633	5,462	8,171	—

     The collateral values, based on estimates received by management, collateralizing the above internally classified loans total approximately $22,362,000 ($21,964,000 related to real estate and $398,000 related to commercial and other). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect impact future operating results, liquidity or capital resources.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     Residential real estate loans that are graded substandard totaling $13,497,000 and $13,401,000 at March 31, 2007 and December 31, 2006 consist of seventy-eight and sixty-five individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings and related higher than state average unemployment rates in Warren County, Tennessee.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	March 31, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans
Commercial, financial and agricultural	$47	13%	$66	14%
Real estate construction	15	4	3	5
Real estate mortgage	1,727	81	1,705	80
Consumer	35	2	38	1

	$1,824	100%	$1,812	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 2007 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of securities gains, was $160,000 for the three months ended March 31, 2007 as compared to $149,000 for the same period in 2006. The increase was primarily due to increases in service charges on deposits.
     There were no securities gains for the quarter ended March 31, 2007 and 2006.
     Non-interest expense was $1,172,000 and $1,127,000 for the first three months of 2007 and 2006, respectively, an increase of 4.0%. The increase was primarily due to increases in salaries and employee benefits.
     Management is not aware of any current recommendations by applicable regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The federal regulatory agencies have also issued two “guidances” that could have a significant impact on real-estate related lending and, thus, on the operations of First National Bank of McMinnville and the Company. One part of the guidance could require lenders to restrict lending secured primarily by certain categories of commercial real estate to a level of 300% of their capital or to raise additional captial. This could have the effect of causing the Bank to reorient its loan strategy away from, or limit its expansion of, commercial real estate lending, which has been a material part of the Bank’s lending strategies. This could also have a negative impact on the Bank’s lending and profitability. The other guidance relates to the structuring of certain types of mortgages that allows negative amortization of consumer mortgage loans. Although the Bank does not engage at present in a significant amount of lending using these types of instruments, the guidance could have the effect of making the Bank less competitive in consumer mortgage lending.
     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and 2006:

(In Thousands, except share and per share amounts)	2007	2006
Basic EPS Computation:
Numerator — income available to common shareholders	$968	$977

Denominator — weighted average number of common shares outstanding	1,034,475	1,030,876

Basic earnings per common share	$.94	$.95

Diluted EPS Computation:
Numerator	$968	$977

Denominator:
Weighted average number of common shares outstanding	1,034,475	1,030,876
Dilutive effect of stock options	13,582	19,346

	1,048,057	1,050,222

Diluted earnings per common share	$.92	$.93

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
     In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123(R)”) related to share based payments. For First McMinnville Corporation SFAS No. 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The Company expensed $5,000 in the first three months ended March 31, 2007 related to the expensing of stock options.
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
     There have been no material changes in reported market risks during the three months ended March 31, 2007. Please refer to Item 2 of Part I of this Report for additional information related to market and other risks.
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
     The implementation of Section 404 of the Sarbanes-Oxley Act, and related matters, could result in significant costs for the Company on a consolidated basis. The Company will be required to provide management’s report on internal control over financial reporting in its first annual report for the fiscal year ending on or after December 15, 2007. In addition, the auditor’s attestation report on internal control over financial reporting will be required when the Company files an annual report for the fiscal year ending on or after December 15, 2008. At this time, such costs of implementation are not believed to be material.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None
Item 1A. RISK FACTORS
Registrant incorporates herein by reference “Item 1A. Risk Factors” from its most recently filed Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

	Number of Shares of
Date of Sale	Common Stock Sold	Price Per Share
January 22, 2007	118	$29.08
February 2, 2007	2,000	$29.08
February 14, 2007	2,160	$29.08
February 21, 2007	100	$29.08
March 1, 2007	180	$29.08
March 13, 2007	500	$34.93
March 16, 2007	100	$29.08
March 20, 2007	3,000	$29.08
The aggregate proceeds of the shares sold were $240,160.

There were no underwriters and no underwriting discounts or commissions. All sales were for cash.

The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4 (2) of the Securities Act of 1933, as amended.

The securities sold are not convertible.

The proceeds of the sales are being used by the Company for general corporate purposes.

(b)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED
(c)	The Issuer repurchased 754 of its common shares in the first quarter of this fiscal year, which ended March 31, 2007.

				(c)	(d)
				Total Number	Maximum
				of Shares	Number (or
Period Covered				(or Units)	Approximate
by this Report -	(a)			Purchased as	Dollar Value)
First Fiscal	Total Number		(b)	Part of Publicly	of Shares
Quarter of 2007	of Shares		Average Price	Announced	(or Units)
(January 1	(or Units)		Paid Per	Plans	that May Yet
through March 31)	Purchased		Share (or Unit)	or Programs	Be Purchased
January 1 - 31	750	*	$52.82	*	*
February 1 - 28	4	*	53.17	*	*
March 1 - 31	—	*	—	*	*

Total	754	*	$52.82	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of repurchases. Because there is no established public trading market, the Issuer has historically acted as the purchaser of last resort to provide some liquidity in the shares, paying “book value,” as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.
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

FIRST MCMINNVILLE CORPORATION
(Registrant)

DATE: May 11, 2007	/s/ Thomas D. Vance

Thomas D. Vance
President and Chief Executive Officer

DATE: May 11, 2007	/s/ Kenny D. Neal

Kenny D. Neal
Chief Financial and Accounting Officer