Form 10-Q
period 2007-06-30
FIRST MCMINNVILLE CORP
filed 2007-07-25
CIK 743397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
MARK ONE

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
YES ☑  NO ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
☐ Large accelerated filer                    ☐ Accelerated filer                    ☑ Non-accelerated filer
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding: 1,051,524 shares at July 24, 2007

FIRST MCMINNVILLE CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated financial statements of the registrant and its wholly-owned subsidiary, First National Bank of McMinnville (Bank) and the Bank’s wholly-owned subsidiary, First Community Title & Escrow Company, are as follows:

Consolidated Balance Sheets — June 30, 2007 and December 31, 2006.

Consolidated Statements of Earnings — For the three months and six months ended June 30, 2007 and 2006.

Consolidated Statements of Comprehensive Earnings — For the three months and six months ended June 30, 2007 and 2006.

Consolidated Statements of Cash Flows — For the six months ended June 30, 2007 and 2006.

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

FIRST MCMINNVILLE CORPORATION
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In Thousands)
Assets
Loans, less allowance for loan losses of $1,836,000 and $1,812,000, respectively	$156,034	160,425
Securities:
Held-to-maturity, at cost (market value $41,624,000 and $50,170,000, respectively)	41,498	49,672
Available-for-sale, at market (amortized cost $100,285,000 and $85,484,000, respectively)	98,077	84,277

Total securities	139,575	133,949

Federal funds sold	17,000	10,000
Interest-bearing deposits in financial institutions	45	60
Restricted equity securities	1,454	1,434

Total earning assets	314,108	305,868

Cash and due from banks	7,358	7,828
Premises and equipment, net	1,615	1,705
Accrued interest receivable	2,191	2,048
Deferred tax asset, net	788	405
Foreclosed assets	93	221
Other assets	616	370

Total assets	$326,769	318,445

Liabilities and Stockholders’ Equity
Deposits	$244,381	239,231
Securities sold under repurchase agreements	24,254	20,828
Advances from Federal Home Loan Bank	1,000	1,000
Accrued interest and other liabilities	2,089	3,563

Total liabilities	271,724	264,622

Stockholders’ equity:
Common stock, no par value; authorized 5,000,000 shares, issued 1,263,691 shares and 1,243,683 shares, respectively	4,625	4,040
Additional paid-in capital	61	43
Retained earnings	57,065	55,759
Net unrealized losses on available-for-sale securities, net of income taxes of $846,000 and $462,000, respectively	(1,362)	(745)

	60,389	59,097
Less cost of treasury stock of 213,015 shares and 211,689 shares, respectively	(5,344)	(5,274)

Total stockholders’ equity	55,045	53,823

COMMITMENTS AND CONTINGENT LIABILITIES
Total liabilities and stockholders’ equity	$326,769	318,445

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
Interest income:
Interest and fees on loans	$2,904	2,675	$5,818	5,319
Interest and dividends on securities:
Taxable securities	1,011	1,117	2,057	2,226
Exempt from Federal income taxes	439	339	763	692
Interest on federal funds sold	205	73	423	87
Interest on interest-bearing deposits in other banks and other interest	—	1	1	1

Total interest income	4,559	4,205	9,062	8,325

Interest expense:
Interest on negotiable order of withdrawal accounts	73	72	137	139
Interest on money market demand and savings accounts	150	153	304	309
Interest on certificates of deposit	1,753	1,436	3,472	2,768
Interest on securities sold under repurchase agreements and short term borrowings	192	95	337	209
Interest on advances from Federal Home Loan Bank	14	14	28	28

Total interest expense	2,182	1,770	4,278	3,453

Net interest income	2,377	2,435	4,784	4,872
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,377	2,435	4,784	4,872

Other income:
Service charges on deposit accounts	128	103	234	202
Other fees and commissions	56	60	99	100
Commissions and fees on fiduciary activities	14	11	25	21
Securities gains	—	11	—	11

	198	185	358	334

Other expenses:
Salaries and employee benefits	910	805	1,679	1,522
Occupancy expenses, net	51	47	105	98
Furniture and equipment expense	21	10	42	35
Data processing expense	98	88	176	167
FDIC insurance	7	7	14	15
Other operating expenses	273	240	516	487

	1,360	1,197	2,532	2,324

Earnings before income taxes	1,215	1,423	2,610	2,882
Income taxes	351	404	778	886

Net earnings	$864	1,019	$1,832	1,996

Basic earnings per common share	$.83	.99	$1.76	1.94

Diluted earnings per common share	$.82	.97	$1.75	1.90

Dividends per share	$.50	.43	$.50	.43

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Comprehensive Earnings
Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)

Net earnings	$864	1,019	$1,832	1,996

Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on available-for-sale securities arising during period, net of income taxes of $82,000, $146,000, $383,000 and $193,000, respectively	(132)	(236)	(617)	(312)
Reclassification adjustment for gains included in net earnings, net of taxes of $7,000 and $7,000, respectively	—	(11)	—	(11)

Other comprehensive earnings (loss)	(132)	(247)	(617)	(323)

Comprehensive earnings	$732	772	$1,215	1,673

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)

Cash flows from operating activities:
Interest received	$8,708	7,889
Fees and commissions received	358	323
Interest paid	(4,471)	(3,377)
Cash paid to suppliers and employees	(2,605)	(2,065)
Income taxes paid	(714)	(833)

Net cash provided by operating activities	1,276	1,937

Cash flows from investing activities:
Proceeds from maturities and calls of held-to-maturity securities	8,420	6,840
Proceeds from maturities and calls of available-for-sale securities	6,000	6,823
Purchase of available-for-sale securities	(20,855)	(6,985)
Advances on loans, net of repayments from customers	—	(5,221)
Repayment of loans, net of advances to customers	4,440	—
Decrease (increase) in interest bearing deposits in financial institutions	15	(8)
Proceeds from sale of foreclosed assets	65	—
Purchases of premises and equipment	(34)	(97)

Net cash provided by (used in) investing activities	(1,949)	1,352

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing, savings and NOW deposit accounts	2,565	(970)
Net increase in time deposits	2,585	2,740
Net increase (decrease) in securities sold under repurchase agreements	3,426	(1,224)
Repayment of Federal funds purchased	—	(2,800)
Dividends paid	(1,887)	(1,802)
Payments to acquire treasury stock	(70)	(254)
Proceeds from sales of common stock	584	61

Net cash provided by (used in) financing activities	7,203	(4,249)

Net increase (decrease) in cash and cash equivalents	6,530	(960)

Cash and cash equivalents at beginning of period	17,828	5,649

Cash and cash equivalents at end of period	$24,358	4,689

See accompanying notes to consolidated financial statements (unaudited).

FIRST MCMINNVILLE CORPORATION
Consolidated Statements of Cash Flows, Continued
Six Months Ended June 30, 2007 and 2006
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	2007	2006
	(In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
Net earnings	$1,832	1,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	124	121
Amortization and accretion, net	(191)	(232)
Securities gains	—	(11)
Loss (gain) on sale of foreclosed assets	14	(6)
FHLB dividend reinvestment	(20)	(37)
Stock-based compensation expense	18	—
Increase in interest receivable	(143)	(167)
Decrease (increase) in other assets, net	(246)	66
Increase (decrease) in interest payable	(193)	76
Increase in other liabilities	81	131

Total adjustments	(556)	(59)

Net cash provided by operating activities	$1,276	1,937

Supplemental schedule of non-cash activities:

Unrealized loss in value of securities available-for-sale, net of income taxes of $383,000 and $200,000, respectively	$(617)	(323)

Non-cash transfers from loans to foreclosed assets	$80	143

Foreclosed assets transferred to loans	$129	74

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
     In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, and the results of operations for the three months and six months ended June 30, 2007 and 2006, comprehensive earnings for the three months and six months ended June 30, 2007 and 2006 and changes in cash flows for the six months ended June 30, 2007 and 2006. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

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
Liquidity and Interest Rate Sensitivity Management, Continued
     Proper asset/liability management is designed to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide stability in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and Federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market accounts, generally involve higher costs than fixed rate instruments.
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
     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank’s required reserves, are also a major source of liquidity. Federal funds sold were $17.0 million and $10.0 million as of June 30, 2007 and December 31, 2006, respectively. This increase in Federal funds sold related primarily to the funding which became available from the large number of securities that have been called or matured during the first six months of 2007.
     The Company’s investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity the Company has the ability and intention to hold these securities until maturity. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. Securities totaling approximately $32.5 million mature or reprice within the next twelve months.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Interest Rate Sensitivity Management, Continued
     A secondary source of liquidity is the Bank’s loan portfolio. At June 30, 2007 commercial, consumer and other loans of approximately $49.1 million and loans secured by first liens on 1-4 family residential properties of approximately $19.4 million either will become due or will be subject to rate adjustments within twelve months.
     As for liabilities, certificates of deposit of $100,000 or greater of approximately $58.7 million will become due during the next twelve months. The Bank’s deposit base increased approximately $5.2 million during the six months ended June 30, 2007. Securities sold under repurchase agreements increased approximately $3.4 million. The deposit base increased approximately $3.2 million during the second quarter of 2007. Securities sold under repurchase agreements increased approximately $5.1 million during the second quarter of 2007. Advances from the Federal Home Loan Bank were $1,000,000 at June 30, 2007 and at December 31, 2006. This balance may remain static for some time due to a prepayment premium provision which may apply in the event of a principal reduction before the April 30, 2008 maturity date.
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
Capital Resources
     A primary source of capital is internal growth through retained earnings. The ratio of stockholders’ equity to total assets (excluding the unrealized gain or loss on available-for-sale securities) was 17.3% at June 30, 2007 and 17.1% at December 31, 2006. The increase in the ratio resulted primarily from net earnings of $1,832,000. Total assets increased approximately $8.3 million during the six months ended June 30, 2007. The annualized rate of return on average stockholders’ equity (excluding the unrealized gain or loss on available-for-sale securities) for the first six months of 2007 was 6.6% compared to 7.5% for the comparable period in 2006. Dividends to shareholders of $525,000 or $.50 per share and $442,000 or $.43 per share were declared in the six months ended June 30, 2007 and 2006, respectively. Cash dividends will be increased in the remainder of 2007 over 2006 only at the discretion of the Board of Directors and as profits permit. Dividends paid to shareholders during 2006 were $1.75 per share. No material changes in the mix or cost of capital is anticipated in the foreseeable future. At the present time there are no material commitments for capital expenditures.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Capital Resources, Continued
     Regulations of the Comptroller of the Currency establish required minimum capital levels for the Bank. Under these regulations, national banks must maintain certain capital levels as a percentage of average total assets (leverage capital ratio) and as a percentage of total risk-based assets (risk-based capital ratio). Under the risk-based requirements, various categories of assets and commitments are assigned a percentage related to credit risk ranging from zero percent for assets backed by the full faith and credit of the United States to 100% for loans other than residential real estate loans and certain off-balance sheet commitments. Total capital is characterized as either Tier 1 capital which includes common shareholders’ equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred — or total risk based capital which includes the allowance for loan losses up to 1.25% of risk weighted assets, perpetual preferred stock, subordinated debt and various other hybrid capital instruments, subject to various limits. Goodwill is not includable in Tier 1 or total risk-based capital. National banks must maintain a Tier 1 capital to risk-based assets of at least 4.0%, a total capital to risk-based assets ratio of at least 8.0% and a leverage capital ratio defined as Tier 1 capital to average total assets for the most recent quarter of at least 4.0%. The same ratios are also required in order for a national bank to be considered “adequately capitalized” under the OCC’s “prompt corrective action” regulations, which impose certain operating restrictions on institutions which are not adequately capitalized. At June 30, 2007 the Bank has a Tier 1 risk-based ratio of 31.7%, a total capital to risk-based ratio of 32.7% and a Tier 1 leverage ratio of 17.4%. These percentages fall within the “well capitalized” category under the regulations.
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
Results of Operations
     Net earnings were $1,832,000 for the six months ended June 30, 2007 as compared to $1,996,000 for the same period in 2006. Net earnings were $864,000 for the quarter ended June 30, 2007 as compared to $1,019,000 during the same quarter in 2006.
     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. The net interest margin could be materially affected during periods of volatility in interest rates.
     The Company’s interest income, excluding tax equivalent adjustments, increased by $737,000 or 8.9% during the six months ended June 30, 2007 as compared to the same period in 2006. Interest income for the quarter ended June 30, 2007 increased $354,000 or 8.4% over the quarter ended June 30, 2006, and increased $56,000 or 1.2% from the first quarter of 2007. The increase in 2007 was due primarily to the effect from recent increases in the interest rates by the Federal Reserve Bank. The ratio of average earning assets to total average assets was 96.7% for the six months ended June 30, 2007 and 96.5% for the same period in 2006.
     Interest expense increased by $825,000 for the six months ended June 30, 2007 or 23.9% compared to the same period in 2006. Interest expense for the quarter ended June 30, 2007 increased $412,000 or 23.3% as compared to the quarter ended June 30, 2006. Interest expense for the quarter ended June 30, 2007 increased $86,000 or 4.1% compared to the first quarter of 2007. The increases in 2007 and 2006 relate to the changes in interest rates as previously discussed.
     The foregoing resulted in net interest income of $4,784,000 for the six months ended June 30, 2007, a decrease of $88,000 or 1.8% compared to the same period for 2006. Net interest income for the quarter ended June 30, 2007 decreased $58,000 or 2.4% as compared to the second quarter of 2006 and a decrease of $30,000 or 1.2% when compared to the first quarter in 2007.
     The following schedule details the loans of the Company at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(In Thousands)

Commercial, financial and agricultural	$22,332	23,767
Real estate construction	6,957	7,106
Real estate mortgage	126,082	125,016
Consumer	2,499	2,829

	$157,870	158,718

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
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
     The Company’s first mortgage single family residential and consumer loans which total approximately $72,535,000 and $2,499,000, respectively at June 30, 2007, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.
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
Results of Operations, Continued
for as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 2007, the Company had no loans on nonaccrual status and there were no nonaccrual loans outstanding at any time during the six months ended June 30, 2007, or year ended December 31, 2006. Therefore, all interest income during these periods was recognized on the accrual basis.
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
     Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At June 30, 2007, the Company had no loans that had been restructured.
     The Company’s charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.
     Impaired loans and related allowance for loan loss amounts at June 30, 2007 and December 31, 2006 were as follows:

	(In Thousands)
	June 30, 2007	December 31, 2006
Recorded investment	$4,343	$5,192
Allowance for loan losses	$550	$700
     The allowance for loan loss related to impaired loans was measured based upon the estimated fair value of related collateral.
     The average recorded investment in impaired loans for the six months ended June 30, 2007 and 2006 was $4,676,000 and $1,089,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was approximately $156,000 and $42,000 for 2007 and 2006, respectively.

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The following schedule details selected information as to non-performing loans of the Company at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Past Due		Past Due
	90 Days	Non-Accrual	90 Days	Non-Accrual
	(In Thousands)		(In Thousands)

Real estate loans	$96	—	78	—
Consumer	3	—	—	—
Commercial	—	—	—	—

	$99	—	78	—

Renegotiated loans	$—	—	—	—

Transactions in the allowance for loan losses were as follows:

	Six Months Ended
	June 30,
	2007	2006
	(In Thousands)

Balance, January 1, 2007 and 2006, respectively	$1,812	1,816
Add (deduct):
Losses charged to allowance	(1)	(10)
Recoveries credited to allowance	23	17
Reclassification of allowance for off-balance sheet credit losses	2	(7)
Provision for loan losses	—	—

Balance, June 30, 2007 and 2006, respectively	$1,836	1,816

     There was no provision for loan losses for the first six months of 2007 nor was there a provision for the first six months of 2006. The provision for loan losses is based on past loan experience and other factors which, in management’s subjective judgment, deserve current recognition in estimating loan losses. Such factors include past loan loss experience, growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, and current economic conditions that may affect the borrower’s ability to repay. This is not an exact science. Management has in place a system that is designed to identify and monitor potential problem loans on a timely basis, of course no system is either infallible or perfect. From time to time unscheduled developments, including requirements of bank regulatory agencies, may require additional contributions to the reserve.

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
     The following table presents total internally graded loans as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful
Commercial, financial and agricultural	$37	25	12	—
Real estate mortgage	12,960	5,194	7,766	—
Real estate construction	189	189	—	—
Consumer	36	—	36	—

	$13,222	5,408	7,814	—

	December 31, 2006
	(In Thousands)
		Special
	Total	Mention	Substandard	Doubtful

Commercial, financial and agricultural	$167	77	90	—
Real estate mortgage	13,401	5,366	8,035	—
Real estate construction	19	19	—	—
Consumer	46	—	46	—

	$13,633	5,462	8,171	—

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued
Results of Operations, Continued
     The collateral values, based on estimates by management, collateralizing the internally graded loans total approximately $22,073,000, ($21,702,000 related to real estate loans and $371,000 related to commercial and other loans). Such loans are listed as classified when information obtained about possible credit problems related to the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.
     Real estate loans that are graded special mention and substandard totaling $12,960,000 and $13,401,000 at June 30, 2007 and December 31, 2006, respectively, consist of seventy-eight and sixty-five individual loans, respectively, that have been graded accordingly due to bankruptcies, inadequate cash flows and/or delinquencies. No material losses on these loans is anticipated by management. Management is unable to predict the impact, if any, of recent and planned industrial plant closings in Warren County, Tennessee.
     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

	June 30, 2007		December 31, 2006
		Percent of		Percent of
		Loans In		Loans In
	In	Each Category	In	Each Category
	Thousands	To Total Loans	Thousands	To Total Loans

Commercial, financial and agricultural	$12	14%	$66	14%
Real estate construction	20	4	3	5
Real estate mortgage	1,768	80	1,705	80
Consumer	36	2	38	1

	$1,836	100%	$1,812	100%

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 2007 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.
     Non-interest income, exclusive of securities gains, was $358,000 for the six months ended June 30, 2007 as compared to $323,000 for the same period in 2006. The increase was primarily due to increases in service charges on deposits.
     There were no securities gains for the six months ended June 30, 2007. Securities gains were $11,000 during the six month period ended June 30, 2006. The gains in 2006 relate primarily to calls of securities prior to their scheduled maturity.
     Non-interest expense increased $208,000 or 9.0% during the first six months of 2007 as compared to the same period in 2006. The increase was primarily due to increases in salaries and employee benefits.

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
     The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except share amounts)	2007	2006	2007	2006

Basic EPS Computation:
Numerator — income available to common shareholders	$864	1,019	1,832	1,996

Denominator — weighted average number of common shares outstanding	1,045,515	1,028,282	1,040,026	1,029,572

Basic earnings per common share	$.83	.99	1.76	1.94

Diluted EPS Computation:
Numerator	$864	1,019	1,832	1,996

Denominator:
Weighted average number of common shares outstanding	1,045,515	1,028,282	1,040,026	1,029,572
Dilutive effect of stock options	9,037	19,519	9,037	19,519

	1,054,552	1,047,801	1,049,063	1,049,091

Diluted earnings per common share	$.82	.97	1.75	1.90

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
     In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123(R)”) related to share based payments. For First McMinnville Corporation SFAS No. 123(R) applies to the accounting for stock options. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. The statement is effective for the first interim reporting period after December 15, 2005. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The Company expensed $18,000 in the first six months ended June 30, 2007, related to the expensing of stock options.
     The stock option plan has now expired by its terms. Accordingly, no further options may be granted under the plan, although options granted before expiration remain exercisable in accordance with the terms of grant.
Expiration of Shareholder Rights Agreement
     The Shareholder Rights Agreements adopted by the Company has now expired by its terms.
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
     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company’s rate sensitivity position has an important impact on earnings. Senior management of the Company meets quarterly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.
     Managing interest rate risk is a very subjective exercise based on a wide variety of factors. This activity is based significantly on management’s subjective beliefs about future events (such as actions of the Federal Reserve Board and the conduct of competitors) and is never guaranteed.
     There have been no material changes in reported market risks during the six months ended June 30, 2007. Please refer to Item 2 of Part 1 of this Report for additional information related to market and other risks.
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

FIRST MCMINNVILLE CORPORATION
FORM 10-Q, CONTINUED
Item 4. Controls and Procedures, Continued
     The Company has applied for deregistration with the SEC and has received an initial comment letter from such application. The Company estimates this deregistration process will cost approximately $108,000. In the event this application is not approved by the SEC, the Company is expected to be required to implement Section 404 of the Sarbanes-Oxley Act beginning in 2007. The implementation of Section 404 of the Sarbanes-Oxley Act, and related matters, is expected to result in significant additional costs for the Company on a consolidated basis. If implemented, the Company will be required to provide management’s report on internal control over financial reporting in its first annual report for the fiscal year ending on or after December 15, 2007. In addition, the auditor’s attestation report on internal control over financial reporting will be required when the Company files an annual report for the fiscal year ending on or after December 15, 2008.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. Risk Factors
Registrant incorporates herein by reference “Item 1A. Risk Factors” from its most recently filed Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Shares of the Company’s common stock were issued to Directors and/or Employees pursuant to the Company’s Stock Option Plan as follows:

Date of Sale	Number of Shares of Common Stock Sold	Price Per Share
April 6, 2007	3,000	$29.08
April 25, 2007	1,000	$29.08
May 4, 2007	3,000	$29.08
June 5, 2007	100	$29.08
June 7, 2007	1,540	$29.08
June 11, 2007	3,210	$29.08
The aggregate proceeds of the shares sold were $344,598.
There were no underwriters and no underwriting discounts or commissions. All sales were for cash.
The Company believes that an exemption from registration of these shares was available to the Company in that the issuance thereof did not constitute a public offering of securities within the meaning of Section 4(2) of the Securities Act of 1933, as amended.
The securities sold are not convertible.
The proceeds of the sales are being used by the Company for general corporate purposes.
(b)	Not Applicable.

PART II. OTHER INFORMATION, CONTINUED
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, CONTINUED
(c)	The Issuer repurchased 572 of its common shares in the second quarter of this fiscal year, which ended June 30, 2007.

			(c)	(d)
			Total Number	Maximum
			of Shares	Number (or
Period Covered			(or Units)	Approximate
by this Report —	(a)		Purchased as	Dollar Value)
Second Fiscal	Total Number	(b)	Part of Publicly	of Shares
Quarter of 2007	of Shares	Average Price	Announced	(or Units)
(April 1	(or Units)	Paid Per	Plans	that May Yet
through June 30)	Purchased	Share (or Unit)	or Programs	Be Purchased

April 1 — 30	572 *	$53.60	*	*
May 1 — 31	- *	—	*	*
June 1 — 30	- *	—	*	*

Total	572 *	$53.60	*	*

*	The Issuer purchases shares of its stock from time to time in order to provide some liquidity in the stock. The Issuer does not solicit such purchases. There is no preset number of shares that the Issuer will purchase and no “plan” or “program” of purchases. Because there is no established public trading market, the Issuer has historically acted as the purchasor of last resort to provide some liquidity in the shares paying “book value”, as calculated by it, for shares based on the “book value” as of the immediately preceding month end (unaudited). The Issuer does not encourage such sales to it and does not compete in any manner in effecting such purchases.
The only restrictions on working capital and/or dividends are those reported in Part I.
Item 3. DEFAULTS UPON SENIOR SECURITIES
(a)	None.

(b)	Not Applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of stockholders was held April 10, 2007.

(b)	The following persons were elected at the annual meeting of stockholders on April 10, 2007:
Class I Directors
Mark A. Pirtle
Thomas D. Vance
Class II Directors
John Gregory Brock
Arthur J. Dyer
Rufus W. Gonder
G.B. Greene
Robert W. Jones

PART II. OTHER INFORMATION, CONTINUED

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED
(c)	(1)	The above directors were elected by the following tabulation:

	Number
	of Shares				Broker
	Voting	For	Against	Withheld	Non-Votes

Class I Directors
Mark A. Pirtle	667,527	665,077	—	2,450	—
Thomas D. Vance	667,527	665,077	—	2,450	—

Class II Directors
John Gregory Brock	663,123	658,073	—	5,050	—
Arthur J. Dyer	663,123	658,073	—	5,050	—
Rufus W. Gonder	663,123	658,073	—	5,050	—
G.B. Greene	662,723	657,673	—	5,050	—
Robert W. Jones	663,123	658,073	—	5,050	—
(2)	The ratification of the Audit Committee’s selection of Maggart & Associates, P.C. as independent auditors for the Company for the year ending December 31, 2007 was as follows:

Number of				Broker
Shares Voting	For	Against	Withheld	Non-Votes

641,543	633,985	—	7,558	—
(d)	Not Applicable.

Item 5.	OTHER INFORMATION
(a)	None.

(b)	Not Applicable.

Item 6.	EXHIBITS
     Exhibits 31.1 and 31.2 consist of Rule 13a-14(a)/15d-14(a) certifications.
     Exhibit 32.1 and 32.2 consists of Section 1350 certifications.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MCMINNVILLE CORPORATION (Registrant)
DATE: July 24, 2007	/s/ Thomas D. Vance
Thomas D. Vance
President and Chief Executive Officer

DATE: July 24, 2007	/s/ Kenny D. Neal
Kenny D. Neal
Chief Financial and Accounting Officer